Form 10-Q
period 1993-12-31
COMDISCO INC
filed 1994-02-14
CIK 722487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the period ended December 31, 1993

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from _______________ to _______________



                         Commission file number 1-7725

               I.R.S. Employer Identification Number 36-2687938

                                COMDISCO, INC.

                           (a Delaware Corporation)
                             6111 North River Road
                           Rosemont, Illinois  60018
                           Telephone: (708) 698-3000


                                Name of each                Number of shares
      Title of                   exchange on               outstanding as of
     each class               which registered             December 31, 1993

    Common stock,          New York Stock Exchange             38,306,493
   $.10 par value           Chicago Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesXX No .

Comdisco, Inc. and Subsidiaries

INDEX

                                                                   Page



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)


    Consolidated Statements of Earnings and Retained Earnings --
      Three Months Ended December 31, 1993 and 1992 . . . . . . . . . . 3

    Consolidated Balance Sheets --
      December 31, 1993 and September 30, 1993. . . . . . . . . . . . . 4

    Consolidated Statements of Cash Flows --
      Three Months Ended December 31, 1993 and 1992 . . . . . . . . . . 5

    Notes to Consolidated Financial Statements  . . . . . . . . . . . . 7



  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . .10



PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .12


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14

PART I.  FINANCIAL INFORMATION
Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED) (in millions except per share data)
For the Three Months Ended December 31, 1993 and 1992


                                                   Three Months Ended
                                                      December 31
                                                     1993        1992
                                                     ----        ----
Revenue
   Leasing
     Operating                                      $ 265       $ 288
     Direct financing                                  46          49
     Sales-type                                        81          82
                                                     ----        ----
        Total leasing                                 392         419
                                                     ----        ----
   Sales                                               78          89
   Disaster recovery                                   58          52
   Other                                                8          11
                                                     ----        ----
     Total revenue                                    536         571
                                                     ----        ----
Costs and expenses
   Leasing
     Operating                                        196         215
     Sales-type                                        63          68
                                                     ----        ----
        Total leasing                                 259         283
                                                     ----        ----
   Sales                                               66          81
   Disaster recovery                                   55          49
   Selling, general and administrative                 48          47
   Interest                                            69          77
                                                     ----        ----
     Total costs and expenses                         497         537
                                                     ----        ----
Earnings before income taxes and cumulative
  effect of change in accounting principle             39          34
Income taxes                                           16          14
                                                     ----        ----
Earnings before cumulative effect of
  change in accounting principle                       23          20
Cumulative effect of change in
  accounting principle                                  -          20
                                                     ----        ----
Net earnings before preferred dividends                23          40
Preferred dividends                                    (2)         (1)
                                                     ----        ----
Net earnings available to common
  stockholders                                      $  21       $  39
                                                    =====       =====
Retained earnings at beginning of period            $ 650       $ 582
Net earnings available to common stockholders          21          39
Cash dividends paid on common stock                    (3)         (3)
                                                    -----       -----
Retained earnings at end of period                  $ 668       $ 618
                                                    =====       =====
Net earnings per common and
   common equivalent share:
    Earnings from continuing operations             $ .54       $ .46
    Cumulative effect of change in
      accounting principle                              -         .49
                                                    -----       -----
      Net earnings available to common
        stockholders                                $ .54       $ .95
                                                    =====       =====
Cash dividends paid per common share                $ .08       $ .07
                                                    =====       =====

See accompanying notes to consolidated financial statements.
<PAGE 3>

Comdisco, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)

                                                December 31      September 30
                                                    1993             1993
                                                -----------      ------------
                                                (unaudited)       (audited)
ASSETS
Cash and cash equivalents                         $   40          $    70
Cash - legally restricted                             53               48
Receivables, net                                     140              158
Inventory of equipment                               172              164
Leased assets:
  Direct financing and sales-type                  2,105            2,073
  Operating (net of accumulated depreciation)      1,813            1,834
                                                  ------           ------
    Net leased assets                              3,918            3,907
                                                  ------           ------
Buildings, furniture and other, net                  175              175
Other assets                                         431              438
                                                  ------           ------
                                                  $4,929           $4,960
                                                  ======           ======
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                     $  488           $  655
Term notes payable                                   285              206
Senior notes                                       1,153            1,119
Accounts payable                                     101              100
Income taxes                                         215              202
Other liabilities                                    237              269
Discounted lease rentals                           1,703            1,670
                                                  ------           ------
                                                   4,182            4,221
                                                  ------           ------
Stockholders' equity:
  Preferred stock $.10 par value.
   Authorized 100,000,000 shares:
     8.75% Cumulative Preferred Stock, Series A and
     Series B. $25 stated value and liquidation
     preference. 4,000,000 shares issued             100              100
  Common stock $.10 par value.
     Authorized 200,000,000 shares
     issued 47,226,395 shares
     (47,219,823 shares at September 30, 1993)         5                5
  Additional paid-in capital                         139              138
  Deferred compensation (ESOP)                       (11)             (12)
  Deferred translation adjustment                    (13)              (7)
  Retained earnings                                  668              650
                                                  ------           ------
                                                     888              874
  Common stock held in treasury, at cost; 8,919,902
    shares (8,608,502 shares at September 30, 1993) (141)            (135)
                                                  ------           ------
        Total stockholders' equity                   747              739
                                                  ------           ------
                                                  $4,929           $4,960
                                                  ======           ======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

Three Months Ended December 31, 1993 and 1992

Increase (decrease) in cash and cash equivalents:

                                                        1993         1992
                                                       -----        -----
Cash flows from operating activities:
   Operating lease and other leasing receipts          $ 300        $ 315
   Direct financing and sales-type leasing receipts      211          234
   Sale of direct financing and sales-type
      lease receivables                                    -            1
   Leasing costs, primarily rentals paid                 (14)         (22)
   Sales                                                  89           70
   Sales costs                                           (41)         (34)
   Disaster recovery receipts                             58           45
   Disaster recovery costs                               (52)         (44)
   Other revenue                                           8           11
   Selling, general and administrative expenses          (55)         (64)
   Interest                                              (73)         (77)
   Income taxes                                           (4)          (3)
                                                       -----        -----
     Net cash provided by operating activities           427          432
                                                       -----        -----

Cash flows from investing activities:
  Equipment purchased for leasing                       (414)        (406)
  Investment in disaster recovery facilities              (4)          (3)
  Other                                                   (2)          (1)
                                                       -----        -----
     Net cash used in investing activities              (420)        (410)
                                                       -----        -----
Cash flows from financing activities:
   Discounted lease proceeds                             258          215
   Net decrease in notes and term notes payable          (88)          (8)
   Net increase (decrease) in senior notes                34          (19)
   Principal payments on secured debt                   (225)        (261)
   Decrease (increase) in legally restricted cash         (5)          24
   Common stock repurchased and placed in treasury        (6)           -
   Dividends paid on common stock                         (3)          (3)
   Dividends paid on preferred stock                      (2)          (1)
   Other                                                   -            -
                                                       -----        -----
     Net cash used by financing activities               (37)         (53)
                                                       -----        -----

Net decrease in cash and cash equivalents                (30)         (31)
Cash and cash equivalents at beginning of period          70           74
                                                       -----        -----
Cash and cash equivalents at end of period             $  40        $  43
                                                       =====        =====

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)

Three Months Ended December 31, 1993 and 1992

                                                        1993         1992
                                                       -----        -----
Reconciliation of net earnings available
to common stockholders to net cash
provided by operating activities:

Net earnings                                           $  23        $  40

Adjustments to reconcile net earnings
available to common stockholders to
net cash provided by operating activities:

    Leasing costs, primarily
      depreciation and amortization                      245          261
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals      119          130
    Sales of direct financing and sales-type
       lease receivables                                   -            1
    Cost of sales                                         25           47
    Interest                                              (4)           -
    Income taxes                                          12           11
    Cumulative effect of change in accounting
       principle                                           -          (20)
    Other - net                                            7          (38)
                                                       -----        -----
  Net cash provided by operating activities            $ 427        $ 432
                                                       =====        =====










See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 1993 and 1992


1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

    The balance sheet at September 30, 1993 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

    Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings and are not available to other creditors.


2.  Change in Method of Accounting for Income Taxes

    Effective October 1, 1992, the Company adopted FASB Statement No. 109 ("FAS 109"), "Accounting for Income Taxes." The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB No. 11) to an asset and liability approach. Previously the Company provided deferred income taxes for income and expenses that were recognized in different periods for income tax purposes than for financial reporting purposes, measured at the tax rate in effect in the year the difference originated. Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    As permitted by FAS 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on income tax expense for the three months ended December 31, 1992 was not material; however, the cumulative effect of the change increased net earnings available to common stockholders by $20 million, or $.49 per share. The cumulative effect primarily represents the impact of adjusting deferred taxes to reflect the then current Federal income tax rate of 34% as opposed to the higher tax rates that were in effect when the deferred taxes originated.

    Income taxes are provided on earnings at the appropriate statutory rates applicable to such earnings. The Company estimates that the annual effective income tax rate will be approximately 40% for fiscal 1994, which is the same as the estimated rate used in the three months ended
    December 31, 1992.


3.  Notes Payable

    At December 31, 1993, the Company had $1.1 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities, of which approximately $627 million was unused.

    The average daily borrowings outstanding, including term notes, during the three months ended December 31, 1993 were approximately $800 million, with a related weighted average interest rate of 5.09%. This compares to average daily borrowings during the first three months of fiscal 1993 of approximately $1.0 billion, with a related weighted average interest rate of 5.70%.


4.  Senior Notes

    In June, 1992, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for a shelf offering (the "Shelf Offering") of up to $500 million of senior debt securities with terms to be set at the time of the sale. At December 31, 1993, $232 million of debt securities remain available for issuance under the Shelf Offering.

5.  Common Stock

    On January 19, 1994, the Board of Directors declared a quarterly cash dividend of $.09 per share to be paid on March 14, 1994 to stockholders of record as of February 14, 1994.

    During the quarter ended December 31, 1993, the Company purchased 311,400 shares of its common stock at an aggregate cost of approximately $5.7 million. At December 31, 1993, the Company had a remaining authorization of $19.3 million to purchase common stock. An additional 324,200 shares were purchased between December 31, 1993 and February 10, 1994 at a cost of $7.1 million.

6.  Earnings Per Share

    Average common and common equivalent shares outstanding for the three months ended December 31, 1993 and 1992 were 39,145,796 and 40,857,726, respectively.

    Earnings per common and common equivalent share reflects the assumed exercise of stock options that would have a dilutive effect on earnings per share if exercised.

7.  Contingent Liabilities

    Refer to Note 16 of Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders for the year ended September 30, 1993, for information on the Company's contingent liabilities. Management believes such information adequately reflects the current status of such contingencies.

Comdisco, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Earnings
- ------------
Net earnings available to common stockholders (hereinafter referred to as "net earnings") for the three months ended December 31, 1993 were $21 million, or $.54 per share, as compared to $39 million, or $.95 per share, for the three months ended December 31, 1992. The first quarter of fiscal 1993 includes the cumulative effect of the adoption of FAS 109 (see Note 2 of Notes to Consolidated Financial Statements) which increased net earnings by $20 million, or $.49 per share (the "Cumulative Effect"). Excluding the Cumulative Effect, the increase in net earnings in the current quarter compared to the year earlier period is due to an increase in earnings contributions from remarketing coupled with a decrease in interest expense, offset by a decrease in the earnings contributions from operating leases. Direct financing revenue declined compared to the prior year period, reflecting both a decline in interest rates and the impact of a reduction in the net investment in direct financing leases resulting from the Company's offering of lease-backed certificates.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including variations in the mix of leases written. The mix of leases written in a quarter is also a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors, such as IBM Credit Corporation.

Three Months Ended December 31, 1993
- ------------------------------------
Leasing volume in the first quarter of fiscal 1994 increased as compared to the year earlier quarter, but was less than the leasing volume attained in the fourth quarter of fiscal 1993. However, remarketing activity remained strong, and overall margins on remarketing activities increased.

Total revenue for the three months ended December 31, 1993 was $536 million compared to $571 million in the prior year quarter. The decline in operating lease revenue as compared to the year earlier period reflects reduced leasing volume in fiscal 1993 as compared to the prior year, the aging IBM 3090 lease portfolio and the lack of growth in the overall mainframe market during the last eighteen months. Operating lease revenue minus operating lease cost (the "Lease Margin") was $69 million, or 26.0% of operating lease revenue, and $73 million, or 25.3% of operating lease revenue, in the three months ended December 31, 1993 and 1992, respectively. Total leasing revenue of $392 million for the quarter ended December 31, 1993 represented a decrease of 6% compared to the year earlier period. Total leasing revenue was $395 million in the fourth quarter of fiscal 1993.

During the quarter ended December 31, 1993, equipment purchased for leasing totaled $414 million compared to $406 million and $402 million of equipment purchased for leasing during the quarters ended December 31, 1992 and September 30, 1993, respectively.

Total costs and expenses of $497 million for the quarter ended December 31, 1993 represented a decrease of 7.4% compared to the prior year period. The decrease was primarily due to reduced operating lease volume, reduced interest expense and continued selling, general and administrative cost containment efforts.

Cost of sales for the three months ended December 31, 1993 and 1992 were $66 million and $81 million, respectively, an 18.5% decrease. Margins on sales were 15% and 9% in the quarters ended December 31, 1993 and 1992, respectively. The increased margin in fiscal 1994 compared to the prior year was due to improved margins on remarketing.

Interest expense for the three months ended December 31, 1993 totalled $69 million in comparison to $77 million in the quarter ended December 31, 1992 and $70 million in the quarter ended September 30, 1993. The decrease in interest expense reflects declining interest rates and reduced average daily borrowings (see Note 3 of Notes to Consolidated Financial Statements).

Financial Condition
- -------------------
The Company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

Capital expenditures for equipment are financed by cash flows from operations, recourse debt, or by assigning the noncancellable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the three months ended December 31, 1993 was $427 million, compared to $432 million for the year earlier period. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio. The Company expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.

Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits:

Exhibit No.                   Description of Exhibit
- -----------                   ----------------------
 4.01 Indenture Agreement between Registrant and Citibank, N.A., as Trustee dated as of June 15, 1992

           Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated September 1, 1992, as filed with the Commission on September 2, 1992, File No. 1-7725, the copy of Indenture, dated as of June 15, 1992 between Registrant and Citibank, N.A., as Trustee, (said Indenture defines certain rights of security holders).

 4.02 Indenture between Registrant and Chemical Bank, N.A., as Trustee dated as of April 1, 1988

           Incorporated by reference to Exhibit 4.5 filed with the Form 8 Amendment to the Company's Annual Report on Form 10-K for the year ended September 30, 1990, filed February 21, 1991, File No. 1-7725, the copy of Indenture dated as of April 1, 1988, between Registrant and Manufacturers Hanover Trust Company, as Trustee, (said Indenture defines certain rights of security holders).

 4.03 First Supplemental Indenture between Registrant and Chemical Bank, N.A., as Trustee dated as of January 1, 1990

           Incorporated by reference to Exhibit 4.8 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
           December 31, 1990, File No. 1-7725, the copy of the First Supplemental Indenture dated as of January 1, 1990, between Registrant and Manufacturers Hanover Trust Company, as Trustee (said Indenture defines certain rights of security holders).

 4.04      Shareholder Rights Agreement dated November 18, 1987

           Incorporated by reference to Exhibit 4.4 filed with the Company's Annual Report for the year ended September 30, 1987 on Form 10-K, File No. 1-7725.

 4.05      Shareholder Rights Agreement

           Incorporated by reference to Pages 7 - 10 of the Company's Form 10-K for the fiscal year ended September 30, 1987, File No. 1-7725.

 4.06 Certificate of Designations with respect to the Company's 8 3/4% Cumulative Preferred Stock, Series A, as filed with the Secretary of State of Delaware on September 18, 1992

           Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated September 17, 1992, as filed with the Commission October 9, 1992, File No. 1-7725.
<PAGE 12>

Item 6.  Exhibits and Reports on Form 8-K (continued).

a)  Exhibits:

Exhibit No.                   Description of Exhibit
- -----------                   ----------------------

4.07 Certificate of Designations with respect to the Company's 8 3/4% Cumulative Preferred Stock, Series B, as filed with the Secretary of the State of Delaware on July 2, 1993.

           Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated June 30, 1993, as filed with the Commission July 21, 1993, File No. 1-7725.


11         Computation of Earnings Per Common Share

12         Ratio of Earnings to Combined Fixed Charges and Preferred Stock
           Dividends

b)  Reports on Form 8-K:

           None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COMDISCO, INC.

                                         Registrant






Date:  February 14, 1994                 /s/ David J. Keenan
                                         David J. Keenan
                                         Vice President and Controller and
                                         Chief Accounting Officer

Comdisco, Inc. and Subsidiaries                                    Exhibit 11

COMPUTATION OF EARNINGS PER COMMON SHARE
(in millions except per share data)

Average shares used in computing net earnings per common and common equivalent share were as follows:


                                       Three Months
                                           ended
                                        December 31
                                      ---------------
                                      1993       1992
                                      ----       ----

Average shares outstanding              39         41

Effect of dilutive options               -          -
                                      ----       ----
   Total                                39         41
                                      ====       ====
Net earnings available
    to common stockholders            $ 21       $ 39
                                      ====       ====
Net earnings per common and
    common equivalent share           $.54       $.95
                                      ====       ====








Comdisco, Inc. and Subsidiaries
COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND
PREFERRED STOCK DIVIDENDS

                                           (dollars in millions)

                           Three Months Ended
                             December 31          For the Years Ended September 30,
                             1993        1992     1993    1992    1991    1990    1989
                             ----        ----     ----    ----    ----    ----    ----
Fixed charges
 Interest expense <F1>       $ 69        $ 78     $295    $355    $371    $343    $290

 Approximate portion of
  rental expense representative
  of an interest factor         4           6       22      29      37      39      35
                             ----        ----     ----    ----    ----    ----    ----

  Fixed charges                73          84      317     384     408     382     325

  Preferred stock
    dividends <F2>              4           2       11       -       -       -       -
                             ----        ----     ----    ----    ----    ----    ----
  Combined fixed charges and
    preferred stock dividends  77          86      328     384     408     382     325

Earnings from continuing operations
  before income taxes, extraordinary
  items and cumulative effect of
  changein accounting principle,
  net of preferred
  stock dividends             37          33       137      34     136     134     167
                            ----        ----      ----    ----    ----    ----    ----
Earnings from continuing
 operations before income
 taxes, extraordinary
  items, cumulative effect of change
  in accounting principle and
  combined fixed charges and
  preferred stock dividends $114        $119      $465    $418    $544    $516    $492
                            ====        ====      ====    ====    ====    ====    ====

Ratio of earnings to combined
  fixed charges and preferred
  stock dividends           1.48        1.38      1.42    1.09    1.33    1.35    1.51
                            ====        ====      ====    ====    ====    ====    ====
Rental expense:
  Equipment subleases       $ 10        $ 16      $ 57    $ 77    $103    $109    $ 99
  Office space,
   furniture, etc.             2           2         8      10       9       8       7
                            ----        ----      ----    ----    ----    ----    ----
     Total                  $ 12        $ 18      $ 65    $ 87    $112    $117    $106
                            ====        ====      ====    ====    ====    ====    ====
     1/3 of rental expense  $  4        $  6      $ 22    $ 29    $ 37    $ 39    $ 35
                            ====        ====      ====    ====    ====    ====    ====

<F1>Includes interest expense incurred by disaster recovery services and included in disaster recovery services expenses on the statements of earnings.
<F2>There were no preferred stock dividend requirements for fiscal years 1989 through 1992.