Form 10-Q
period 1993-03-31
COMDISCO INC
filed 1994-05-16
CIK 722487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
____________________________

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 1994

	or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____

                                 .

Commission file number 1-7725

I.R.S. Employer Identification Number 36-2687938

COMDISCO, INC.

(a Delaware Corporation)
6111 North River Road
Rosemont, Illinois  60018
Telephone: (708) 698-3000


			                    	  Name of each	 	              Number of shares
     Title of		  	        exchange on		                outstanding as of
     each class		        	which registered		           March 31, 1994

    Common stock,       		New York Stock Exchange      38,024,538
   $.10 par value	       	Midwest Stock Exchange


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


    Consolidated Statements of Earnings and Retained Earnings --
      Three and Six Months Ended March 31, 1994 and 1993....................3

    Consolidated Balance Sheets --
      March 31, 1994 and September 30, 1993.................................4

    Consolidated Statements of Cash Flows --
      Six Months Ended March 31, 1994 and 1993..............................5

    Notes to Consolidated Financial Statements..............................7



  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations...................................10



PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K...............................	13


SIGNATURES................................................................	15


PART I.  FINANCIAL INFORMATION
Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED)
(in millions except per share data)
For the Three and Six Months Ended March 31, 1994 and 1993

  								 																														        Three Months  	Six Months Ended
                                                Ended March 31   Ended March 31
                                               	 1994 	 1993    	 1994 	 1993
Revenue
   Leasing
     Operating                                  	$ 251	$  275  	$  516 $  563
     Direct financing                              	47    	48      	93   	 97
     Sales-type	                                   100	    60	     181    142
        Total leasing                             	398   	383      790    802

   Sales                                          	 65  	  83     	143   	172
   Disaster recovery                              	 60    	54     	118    106
   Other 	                                           6	    10	      14	    21
     Total revenue	                                529	   530	   1,065	 1,101

Costs and expenses
   Leasing
     Operating                                   	 187   	207     	383   	422
     Sales-type	                                    80 	   42   	  143    110
        Total leasing                             	267   	249     	526   	532
   Sales	                                           52   	 72     	118   	153
   Disaster recovery                              	 56    	51     	111   	100
   Selling, general and administrative            	 49    	50      	97	    97
   Interest	                                        65	    73	     134 	  150
     Total costs and expenses	                     489 	  495   	  986 	1,032

Earnings from continuing operations before income taxes
before income taxes                                 40     35       79     69
Income taxes 	                                      16	    14	      32 	   28
Earnings from continuing operations before
cumulative effect of change in accounting principle	24   	 21      	47	    41
Cumulative effect of change in accounting principle  -	     -	       -	    20
Net earnings before preferred dividends            	24   	 21      	47	    61
Preferred dividends	                                (2)	   (2)  	   (4)	   (3)
Net earnings to common
  stockholders                                  	$  22 	$  19   	$  43	$   58

Retained earnings at beginning of period        	$ 668 	$ 618  	$  650	$  582
Net earnings to common stockholders                	22   	 19      	43   	 58
Cash dividends paid on common stock	                (4)	   (3)	     (7)	   (6)
Retained earnings at end of period              	$ 686	 $ 634	   $ 686	$  634

Net earnings per common and common
equivalent share:
    Earnings from continuing operations         	$ .55	 $ .48   	$1.09	$  .94
    Cumulative effect of change                 	    -	     -	       -	   .49
    in accounting principle
      Net earnings to common stockholders	       $ .55 	$ .48   	$1.09	$ 1.43

Cash dividends paid per common share 	           $ .09	 $ .07	   $ .17	$  .14

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)
                                                             March 31   	September 30
                                                               1994           1993
                                                            (unaudited)    (audited)
ASSETS
Cash and cash equivalents                                    	$    75   	   $    70
Cash - legally restricted                                         	47           	48
Receivables, net                                                 	124          	158
Inventory of equipment                                           	158       	   164
Leased assets:
  Direct financing and sales-type	                              2,115     	   2,073
  Operating (net of accumulated depreciation)	                  1,716	        1,834
    Net leased assets                                          	3,831     	   3,907
Buildings, furniture and other, net                              	173           175
Other assets	                                                     426	          438
                                                              	$4,834    	   $4,960
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                	$   523    	   $   655
Term notes payable                                               	205           	206
Senior notes                                                   	1,153          1,119
Accounts payable                                                  	62        	   100
Income taxes                                                     	211           	202
Other liabilities                                                	256           	269
Discounted lease rentals	                                       1,665	         1,670
                                                             	  4,075	         4,221
Stockholders' equity:
  Preferred stock $.10 par value.
    Authorized 100,000,000 shares:
    8.75% Cumulative Preferred Stock, Series A and Series B.
    $25 stated value and liquidation preference.
    4,000,000 shares issued	                                      100           	100
  Common stock $.10 par value
    Authorized 200,000,000 shares;  issued 47,288,671 shares
    (47,219,823 at September 30, 1993)                             	5             	5
  Additional paid-in capital                                     	139        	   138
  Deferred compensation (ESOP)                                   	(11)       	   (12)
  Deferred translation adjustment                                	(12)    	       (7)
  Retained earnings	                                              686            650
	                                                                 907      	     874
  Common stock held in treasury, at cost; 9,264,133 shares
    (8,608,502 shares at September 30, 1993)	                    (148)          (135)
      Total stockholders' equity	                                 759            739
                                                                4,834 	       $4,960

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

For the Six Months Ended March 31, 1994 and 1993

Increase (decrease) in cash and cash equivalents:

                                                        	         1994       1993
Cash flows from operating activities:
   Operating lease and other leasing receipts                    	$579      	$621
   Direct financing and sales-type leasing receipts               	440       	468
   Sale of direct financing and sales-type lease receivables        	-       	181
   Leasing costs, primarily rentals paid                          	(23)      	(43)
   Sales                                                          	160       	171
   Sales costs                                                    	(75) 	    (103)
   Disaster recovery receipts                                     	115        	99
   Disaster recovery costs                                       	(102)      	(93)
   Other revenue	                                                   14	        21
   Selling, general and administrative expenses                   	(99)     	(113)
   Interest                                                       (133)     	(147)
   Income taxes	                                                   (20)      	(20)
     Net cash provided by operating activities	                    856     	1,042

Cash flows from investing activities:
  Equipment purchased for leasing                                	(707) 	    (781)
  Investment in disaster recovery facilities                       	(6)       	(5)
  Other	                                                           (11)        (7)
     Net cash used in investing activities	                       (724)	      (793)

Cash flows from financing activities:
   Discounted lease proceeds                                      	434       	493
   Net decrease in notes and term notes payable                 	 (133) 	    (312)
   Net increase in senior notes                                    	34        	57
   Principal payments on secured debt                            	(441) 	    (489)
   Common stock repurchased and placed in treasury                	(13)       	(4)
   Dividends paid on common stock                                  	(7)   	    (6)
   Dividends paid on preferred stock                               	(4)   	    (3)
   Other	                                                            3 	        5
     Net cash used by financing activities	                       (127)	     (259)

Net increase (decrease) in cash and cash equivalents                	5   	    (10)
Cash and cash equivalents at beginning of period	                   70	        74
Cash and cash equivalents at end of period	                      $  75     	$  64

Comdisco, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)

Six Months Ended March 31, 1994 and 1993


                                                             	 1994 	    1993
Reconciliation of net earnings to net cash
provided by operating activities:

Net earnings                                               	$    47  	$    58

Adjustments to reconcile net earnings to net cash provided by operating activities:

    Leasing costs, primarily
      depreciation and amortization                            	503      	489
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals            	229      	287
    Sale of direct financing and sales-type
       lease receivables                                         	-      	181
    Cost of sales                                               	43       	50
    Interest                                                     	1        	3
    Income taxes                                                	12        	8
    Cumulative effect of change in accounting for
    income taxes                                                 	-	      (20)
    Other - net	                                                 21       (14)
              Net cash provided by operating activities     $   856   	$1,042


Supplemental schedule of noncash financing activities:

  Assumption of discounted lease rentals in lease
       portfolio acquisition	                               $     2   	$    7






See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1994 and 1993

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

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

2.	Change in Method of Accounting for Income Taxes

Effective October 1, 1992, the Company adopted FASB Statement No. 109
("FAS 109"), "Accounting for Income Taxes." The adoption of FAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB No. 11) to an asset and liability approach. Previously the Company provided deferred income taxes for income and expenses that were recognized in different periods for income tax purposes than for financial reporting purposes, measured at the tax rate in effect in the year the difference originated.
Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences betweeen the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As permitted by FAS 109, the Company elected not to restate the financial statements of any prior years. The effect of the change on income tax expense for the three months ended December 31, 1992 was not material; however, the cumulative effect of the change increased net earnings to common stockholders by $20 million, or $.49 per share. The cumulative effect primarily represents the impact of adjusting deferred taxes to reflect the current Federal tax rate of 34% as opposed to the higher tax rates that were in effect when the deferred taxes originated.

Income taxes are provided on earnings at the appropriate statutory rates applicable to such earnings. The Company estimates that the annual effective tax rate will be approximately 40% for fiscal 1994, which is the same as the estimated rate used in the six months ended March 31, 1993.

As disclosed in Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended September 30, 1993, in February, 1992, the Internal Revenue Service commenced an income tax audit for fiscal years 1989 and 1990. The Company recently received the Revenue Agent's Report. The Company believes that all issues raised in the report will be resolved with no material impact on the Company's financial condition.

3.          Interest-Bearing Liabilities

The average daily borrowings outstanding during the six months ended
March 31, 1994 were approximately $3.6 billion, with a related weighted average interest rate of 7.16%. This compares to average daily borrowings during the first six months of fiscal 1993 of approximately $4.1 billion, with a related weighted average interest rate of 8.20%.

At March 31, 1994, the Company had $1 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities, of which approximately $475 million was unused.

4.	Senior Notes

In June, 1992, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for a shelf offering (the "Shelf Offering") of up to $500 million of senior debt securities with terms to be set at the time of sale. At March 31, 1994, $232 million of debt securities remain available for issuance under the Shelf Offering.

5.	Common Stock

On April 20, 1994, the Board of Directors declared a quarterly cash dividend of $.09 per common share to be paid on June 20, 1994 to common stockholders of record as of May 27, 1994.

During the six months ended March 31, 1994, the Company purchased
655,631 shares of its common stock at an aggregate cost of approximately $13 million. At March 31, 1994, the Company had a remaining authorization of $12 million to purchase common stock. An additional 322,200 shares were purchased between March 31, 1994 and May 10, 1994 at a cost of $6 million.

6.	Earnings Per Common Share

Average common and common equivalent shares outstanding for the three months ended March 31, 1994 and 1993 were 39,023,601 and 40,620,290, respectively. Average common and common equivalent shares outstanding for the six months ended March 31, 1994 and 1993 were 39,091,959 and 40,741,953, respectively.

Earnings per common and common equivalent share reflects the assumed exercise of stock options that would have a dilutive effect on earnings per common share if exercised.

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

Comdisco, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Earnings
Net earnings available to common stockholders (hereinafter referred to as "net earnings") for the three months ended March 31, 1994 were $22 million, or $.55 per share, as compared to $19 million, or $.48 per share, for the three months ended March 31, 1993. Net earnings for the six months ended
March 31, 1994 were $43 million, or $1.09 per share, as compared to $58 million, or $1.43 per share, for the year earlier period. The first quarter of fiscal 1993 includes the cumulative effect of the adoption of FAS 109 (see Note 2 of Notes to Consolidated Financial Statements) which increased net earnings by $20 million, or $.49 per share (the "Cumulative Effect"). Excluding the Cumulative Effect, the increase in net earnings in the three and six months ended March 31, 1994 compared to the year earlier periods is due to an increase in earnings contributions from remarketing coupled with a decrease in interest expense, offset by a decrease in the earnings contributions from operating leases. Direct financing revenue declined compared to the prior years periods, reflecting both a decline in interest rates and the impact of a reduction in the net investment in direct financing leases resulting from the Company's offering of lease-backed certificates.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including variations in the mix of leases written and changes in interest rates. The mix of leases written in a quarter is also a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors.


Leasing
Leasing volume in the three and six months ended March 31, 1994 decreased as compared to the year earlier periods. However, remarketing activity remained strong, and overall margins on remarketing activities increased. The decline in leasing volume is due to a number of factors, including, but not limited to, the slow growth in worldwide economies, changes in the traditional mainframe business, including the repositioning of the traditional mainframe as a powerful "file server" running networks of PCs and newer, transitional mainframe products leading toward system integration, delays in equipment acquistion decisions pending definitive product strategy announcements from the leading high technology equipment manufacturers, cost pressures and the related impact on capital budgets, and, with respect to the medical industry, uncertainty surrounding federal proposals on healthcare. Conversely, cost pressures have stregthened the Company's remarketing activities as high technology equipment users opt for remarketed equipment as a cost effective alternative to new equipment.


During the six months ended March 31, 1994, equipment purchased for leasing totaled $707 million compared to $781 million of equipment purchased for leasing during the six months ended March 31, 1993. During the quarter ended March 31, 1994, equipment purchased for leasing totaled $293 million compared to $375 million and $414 million of equipment purchased for leasing during the quarters ended March 31,

1993 and December 31, 1993, respectively.
The decline in the overall lease portfolio may have an impact on the Company's future remarketing activities as the Company has less equipment to remarket.


Three months ended March 31, 1994
Total revenue for the three months ended March 31, 1994 was $529 million compared to $530 million in the prior year quarter. The decline in operating lease revenue as compared to the year earlier period reflects reduced leasing volume in the latter part of fiscal 1993 and the first half of fiscal 1994 as compared to the prior year periods, the aging IBM 3090 lease portfolio and the lack of growth in the overall mainframe market (primarily high-end IBM ES/9000 and comparable models) during the last twenty four months. The increase in sales-type revenue as compared to the prior year quarter reflects the Company's strong remarketing activities. Operating lease revenue minus operating lease cost (the "Lease Margin") was $64 million, or 25.5% of operating lease revenue, and $68 million, or 24.7% of operating lease revenue, in the three months ended March 31, 1994 and 1993, respectively. Total leasing revenue of $398 million for the quarter ended March 31, 1994 represented an increase of 4% compared to the year earlier period. Total leasing revenue was $383 million in the second quarter of fiscal 1993.

Total costs and expenses of $489 million for the quarter ended March 31, 1994 represented a decrease of 1% compared to the prior year period. The decrease was primarily due to reduced operating lease and sales volume and reduced interest expense, offset by higher sales-type costs associated with the Company's increased remarketing activity compared to the prior year.

Cost of sales for the three months ended March 31, 1994 and 1993 were $52 million and $72 million, respectively, a 28% decrease. Margins on sales were 20% and 13% in the quarters ended March 31, 1994 and 1993, respectively. The increased margin in fiscal 1994 compared to the prior year was due to improved margins on remarketing.

Interest expense for the three months ended March 31, 1994 totaled $65 million in comparison to $73 million in the quarter ended March 31, 1993 and $69 million in the quarter ended December 31, 1993. The decrease in interest expense primarily reflects declining interest rates and reduced average daily borrowings.


Six Months Ended March 31, 1994
Total revenue was $1.1 billion for the six months ended March 31, 1994 and 1993. Leasing revenue of $790 million for the six months ended March 31, 1994, represented a decrease of 1% compared to the year earlier period. The decrease relates primarily to a decline in operating lease revenue, offset by higher sales-type revenue.

The Lease Margin was $133 million, or 25.8% of operating lease revenue, and $141 million, or 25.0% of operating lease revenue, in the six months ended March 31, 1994 and 1993, respectively. The increase in margin reflects higher margins on increased remarketing activity.

Sales revenue of $143 million for the six months ended March 31, 1994, represented a decrease of 17% compared to the year earlier period. The decrease in sales revenue as compared to the year earlier period is primarily due to reduced mainframe sales and lower sales revenue per unit on mainframes as a result of reductions in the fair market value.

Total costs and expenses of $986 million for the six months ended
March 31, 1994, represented a decrease of 4% over the comparative period of the prior year.


Cost of sales for the six months ended March 31, 1994 and 1993 were $118 million and $153 million, respectively, a decrease of 23%. This decrease relates directly to the decrease in sales volume.

Interest expense was $134 million for the six months ended March 31, 1994 as compared to $150 million for the year earlier period. The decrease in interest expense is primarily due to declining interest rates on borrowings combined with reduced average daily borrowings. The reduction in average daily borrowings (see Note 3 of Notes to Consolidated Financial Statements on page 8) is due to the cash flow generated from the lease portfolio coupled with reduced new equipment leasing volume resulting in lower equipment purchases.

Financial Condition
The Company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or by assigning the noncancellable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the six months ended March 31, 1994 was $856 million, compared to $1.0 billion for the year earlier period. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio. The Company expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.

Item 6.  Exhibits and Reports on Form 8-K.
a)  Exhibits:

Exhibit No.                 			Description of Exhibit
4.01  	Indenture Agreement between Registrant and Citibank, N.A., as Trustee
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
       as Trustee dated as of January 1, 1990

       Incorporated by reference to Exhibit 4.8 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1990, File No. 1-7725, the copy of the First Supplemental Indenture dated as of January 1, 1990, between Registrant and Manufufacturers Hanover Trust Company, as Trustee (said Indenture defines certain rights of security holders).

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
       Cumulative Preferred Stock, Series A, as filed with the Secretary of State of Delaware on September 18, 1992.

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



                                            	COMDISCO, INC.

                                            	Registrant






Date:  May 16, 1994                         	/s/ John J. Vosicky
                                            	John J. Vosicky
                                            	Senior Vice President and
                                            	Chief Financial Officer


By: /S/