Form 10-Q
period 1994-06-30
COMDISCO INC
filed 1994-08-16
CIK 722487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
                                _

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1994

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________



Commission file number 1-7725

I.R.S. Employer Identification Number 36-2687938

COMDISCO, INC.

(a Delaware Corporation)
6111 North River Road
Rosemont, Illinois  60018
Telephone: (708) 698-3000


			  Name of each	 	    Number of shares
       Title of		   exchange on		     outstanding as of
     each class		which registered		       June 30, 1994  _

    Common stock,		   New York Stock Exchange	37,339,581
   $.10 par value		   Chicago Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesXX No .

Comdisco, Inc. and Subsidiaries

INDEX

                                                            Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)


 Consolidated Statements of Earnings and Retained Earnings --
   Three and Nine Months Ended June 30, 1994 and 1993             3

  Consolidated Balance Sheets --
      June 30, 1994 and September 30, 1993                         4

  Consolidated Statements of Cash Flows --
      Nine Months Ended June 30, 1994 and 1993                     5

  Notes to Consolidated Financial Statements                       7



  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                           10



PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                         14


SIGNATURES                                                          16


PART I.  FINANCIAL INFORMATION
Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED)
(in millions except per share data)
For the Three and Nine Months Ended June 30, 1994 and 1993
                                                 Three Months Ended   	Nine Months Ended
                                                        June 30          June 30
                                                  1994       1993      1994  1993
 Revenue
   Leasing
     Operating                                    $  244      $  269  $ 760 $  832
     Direct financing                                 46          47    139    144
     Sales-type                                       74          70    255    212
        Total leasing                                364         386  1,154  1,188
    Sales                                             64          60    207    232
   Disaster recovery                                  60          55    178    161
   Other                                              26          12     40     33
     Total revenue                                   514         513  1,579  1,614

Costs and expenses
   Leasing
     Operating                                       181          197   564    619
     Sales-type                                       51           55   194    165
        Total leasing                                232          252   758    784

   Sales                                              53           50   171    203
   Disaster recovery                                  55           53   166    153
   Selling, general and administrative                60           50   157    147
   Litigation                                         10            -    10      -
   Interest                                           64           71   198    221
     Total costs and expenses                        474          476 1,460  1,508

Earnings before income taxes                          40           37   119    106
Income taxes                                          16           14    48     42
Earnings  before cumulative effect of
   change in accounting principle                     24           23    71     64
Cumulative effect of change in accounting
 principle                                            -             -     -     20
Net earnings  before preferred dividends              24           23    71     84
Preferred dividends                                   (2)          (2)   (6)    (5)
Net earnings  to common stockholders               $  22        $  21 $  65  $  79
Retained earnings at beginning of
  period                                           $ 686        $ 634 $ 650  $  582
Net earnings  to common stockholders                 22            21    65      79
Cash dividends paid on common stock                  (3)           (3)  (10)     (9)
Retained earnings at end of period                $ 705        $  652 $ 705  $  652
                                                   ====          ====  ====  ====

Net earnings per common and common equivalent share:
    Earnings  from continuing
     operations                                   $ .57        $ .50  $ 1.66 $ 1.44
    Cumulative effect of change in
       accounting principle                          -             -       -    .49
                                                  -----        -----  ------ ------
    Net earnings  to common
     stockholders                                 $ .57        $ .50  $ 1.66 $ 1.93
                                                  =====         =====   ==== ====

Cash dividends paid per common
share                                             $ .09         $ .07 $  .26 $  .21
                                                  =====         =====   ==== ====

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)
                                                       June 30     September 30
                                                          1994             1994
                                                    ----------      -----------
                                                    (unaudited)     (audited)
ASSETS
Cash and cash equivalents                             $    46       $   70
Cash - legally restricted                                  47           48
Receivables, net                                          161          158
Inventory of equipment                                    148          164
Leased assets:
  Direct financing and sales-type                       2,149        2,073
  Operating (net of accumulated depreciation)           1,698        1,834
                                                      -------      -------
    Net leased assets                                   3,847        3,907
Buildings, furniture and other, net                       172          175
Other assets                                              410          438
                                                     --------      -------
                                                       $4,831       $4,960
                                                        =====      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                          $   784      $  655
Term notes payable                                         204         206
Senior notes                                               967       1,119
Accounts payable                                            69         100
Income taxes                                               218         202
Other liabilities                                          264         269
Discounted lease rentals                                 1,553       1,670
                                                        ------     -------
                                                        4,059        4,221
Stockholders' equity:
  Preferred stock $.10 par value.
    Authorized 100,000,000 shares:
       8.75% Cumulative Preferred Stock, Series A and B.
       $25 stated value and liquidation preference.
       4,000,000 shares  issued                            100         100
  Common stock $.10 par value.
    Authorized 200,000,000 shares issued 47,293,714 shares
    (47,219,823 at September 30, 1993)                       5           5
     Additional paid-in capital                            139         138
  Deferred compensation (ESOP)                             (10)        (12)
  Deferred translation adjustment                           (5)         (7)
  Retained earnings                                        705         650
                                                         ------      ------
                                                           934         874
  Common stock held in treasury, at cost; 9,954,133 shares
    (8,608,502 shares at September 30, 1993)              (162)       (135)
      Total stockholders' equity                           772         739
                                                        ------      -------
                                                        $4,831      $4,960
                                                          ====      =======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

Nine Months Ended June 30, 1994 and 1993

Increase (decrease) in cash and cash equivalents:
                                                              1994    1993
Cash flows from operating activities:
   Operating lease and other leasing receipts                 $ 860   $ 932
   Direct financing and sales-type leasing receipts             659     683
   Sale of direct financing and sales-type lease receivables      -     181
   Leasing costs, primarily rentals paid                        (36)    (58)
   Sales                                                        216     244
   Sales costs                                                  (98)   (132)
   Disaster recovery receipts                                   175     153
   Disaster recovery costs                                     (149)   (140)
   Other revenue                                                 20      31
   Selling, general and administrative expenses                (141)   (163)
   Interest                                                    (200)   (223)
   Income taxes                                                 (34)    (29)
                                                             -------  ------
     Net cash provided by operating activities                1,272   1,479

Cash flows from investing activities:
  Equipment purchased for leasing                            (1,068) (1,145)
  Investment in disaster recovery facilities                    (36)     (9)
  Other                                                         (12)     (7)
                                                             ------- -------
     Net cash used in investing activities                   (1,116) (1,161)

Cash flows from financing activities:
   Discounted lease proceeds                                    520     579
   Net increase (decrease) in notes and term notes payable      127    (191)
   Net increase (decrease) in senior notes                     (152)     24
   Principal payments on nonrecourse debt                      (639)   (732)
   Common stock repurchased and placed in treasury              (27)    (19)
   Decrease  in legally restricted cash                           1      16
   Dividends paid on common stock                               (10)     (9)
   Dividends paid on preferred stock                             (6)     (5)
   Other                                                          6      (9)
                                                                ----    ----
     Net cash used in financing activities                     (180)   (346)

Net decrease in cash and cash equivalents                       (24)    (28)
Cash and cash equivalents at beginning of period                 70      74
                                                              ------  ------
Cash and cash equivalents at end of period                   $   46  $   46
                                                                ==== =======


Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)

Nine Months Ended June 30, 1994 and 1993

                                                   1994       1993
Reconciliation of net earnings  to net cash
provided by operating activities:

Net earnings                                       $  71     $  84
Adjustments to reconcile net earnings  to
net cash provided by operating activities:

    Leasing costs, primarily
      depreciation and amortization                  722        726
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals  365        427
    Sale of direct financing and sales-type
       lease receivables                              -         181
    Cost of sales                                     73         71
    Interest                                          (2)        (2)
    Income taxes                                      14         13
    Cumulative effect of change in accounting for
       income taxes                                    -        (20)
    Litigation  charge                                10          -
    Other - net                                       19         (1)
                                                 -------      ------
      Net cash provided by operating activities   $1,272     $1,479
                                                    ====     =======

Supplemental schedule of noncash financing activities:

  Assumption of discounted lease rentals in lease
       portfolio acquisition                     $     2     $   25
                                                 =======     ======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1994 and 1993

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

Income taxes are provided on earnings at the appropriate statutory rates applicable to such earnings. The Company estimates that the annual effective tax rate will be approximately 40% for fiscal 1994, which is the same as the estimated rate used in the nine months ended June 30, 1993.

As disclosed in Note 12 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended
September 30, 1993, in February, 1992, the Internal Revenue Service commenced an income tax audit for fiscal years 1989 and 1990. The Company received the Revenue Agent's Report. The IRS recently issued a 30 day letter in connection withthe Review Agent's Review and the Company has responded to that 30 day letter. The Company believes that all issues raised in the report will be resolved with no material impact on the Company's financial condition.


3.	Litigation

In the third quarter of fiscal 1994, the Company increased by $10 million the litigation reserve, originally established in fiscal 1992, to cover the current estimate of continuing costs associated with its litigation with International Business Machines Corporation and IBM Credit Corporation
(see Note 16 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended September 30, 1993).

4.	Interest-Bearing Liabilities

The average daily borrowings outstanding during the nine months ended
June 30, 1994 were approximately $3.6 billion, with a related weighted average interest rate of 7.17%. This compares to average daily borrowings during the first nine months of fiscal 1993 of approximately $3.9 billion, with a related weighted average interest rate of 7.50%.

At June 30, 1994, the Company had $1 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities, of which approximately $216 million was unused.


5.	Senior Notes

In June, 1992, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for a shelf offering (the "Shelf
Offering") of up to $500 million of senior debt securities with terms to be set at the time of sale. At June 30, 1994, $172 million of debt securities remain available for issuance under the Shelf Offering.


6.	Common Stock

On July 20, 1994, the Board of Directors declared a quarterly cash dividend of $.09 per common share to be paid on September 6, 1994 to common stockholders of record as of August 8, 1994.

During the quarter ended June 30, 1994, the Company purchased 690,000 shares of its common stock at an aggregate cost of approximately $14 million. On
May 16 1994, the Board of Directors authorized $25 million for common stock repurchases. At June 30, 1994, the Company had a remaining authorization of approximately $23 million to purchase common stock. An additional 639,900 shares were purchased between June 30, 1994, and August 1, 1994 at a cost of $12 million.

7.	Earnings  Per Common Share

Average common and common equivalent shares outstanding for the three months ended June 30, 1994 and 1993 were 38,331,698 and 40,265,127, respectively. Average common and common equivalent shares outstanding for the nine months ended
June 30, 1994 and 1993 were 38,835,317 and 40,581,954, respectively.

Earnings per common and common equivalent share reflects the assumed exercise of stock options that would have a dilutive effect on earnings per common share if exercised.

8.	Contingent Liabilities

Refer to Note 16 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended September 30, 1993, for information on the Company's contingent liabilities. Management believes such information adequately reflects the current status of such contingencies.

Comdisco, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Earnings
Net earnings to common stockholders (hereinafter referred to as "net earnings") for the three months ended June 30, 1994 were $22 million, or $.57 per share, as compared to $21 million, or $.50 per share, for the three months ended
June 30, 1993. Net earnings for the nine months ended June 30, 1994, were $65 million, or $1.66 per share, as compared to $79 million, or $1.93 per share, for the year earlier period. The first quarter of fiscal 1993 includes the cumulative effect of the adoption of FAS 109 (see Note 2 of Notes to Consolidated Financial Statements) which increased net earnings by $20 million, or $.49 per share (the "Cumulative Effect"). Excluding the
Cumulative Effect, the increase in net earnings in the three and nine months ended June 30, 1994 compared to the year earlier periods is due to an increase in earnings contributions from remarketing coupled with a decrease in interest expense, offset by a decrease in the earnings contributions from operating leases. Direct financing revenue declined compared to the prior year periods, reflecting both a decline in interest rates and the impact of a reduction in the net investment in direct financing leases resulting from the Company's offering of lease-backed certificates.

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

Leasing
Leasing volume in the three and nine months ended June 30, 1994 decreased as compared to the year earlier periods. However, remarketing activity remained strong, and overall margins on remarketing activities increased. The decline in leasing volume is due to a number of factors, including, but not limited to, the slow growth in worldwide economies, changes in the traditional mainframe business, including the repositioning of the traditional mainframe as a powerful "file server" running networks of PCs and newer, transitional mainframe products leading toward system integration, delays in equipment acquisition decisions pending definitive product strategy announcements from the leading high technology equipment manufacturers, cost pressures and the related impact on capital budgets, and, with respect to the medical industry, uncertainty surrounding federal proposals on healthcare. Conversely, cost pressures have strengthened the Company's remarketing activities as high technology equipment users opt for remarketed equipment as a cost effective alternative to new equipment.

During the nine months ended June 30, 1994, equipment purchased for leasing totaled $1.07 billion compared to $1.15 billion of equipment purchased for leasing during the nine months ended June 30, 1993. During the quarter ended June 30, 1994, equipment purchased for leasing totaled $361 million compared to $364 million and $293 million of equipment purchased for leasing during the quarters ended June 30, 1993 and March 31, 1994, respectively. The decline in the overall lease portfolio may have an impact on the Company's future remarketing activities as the Company has less equipment to remarket.

In June, 1994, the Company signed an agreement under which the Company will acquire the computer leasing business of Promodata S. A., one of France's largest independent computer leasing companies. The Company believes that this acquisition will enhance it's position in the European market for information technology.

Disaster Recovery
In March, 1994, the Company announced a $30 million project to expand and enhance the Company's current disaster recovery services and to provide the industry's first recovery center dedicated to client/server environments. Enhanced capabilities are to include client/server platforms, workareas, open systems, networks, midrange and mainframe computers. The Company expects to complete this expansion during the fourth quarter of fiscal 1994. For the nine months ended June 30, 1994, the Company has invested $36 million in its disaster recovery facilities, compared to $9 million in the prior year period.

Three months ended June 30, 1994
Total revenue for the three months ended June 30, 1994 was $514 million compared to $513 million in the prior year quarter. The decline in operating lease revenue as compared to the year earlier period reflects reduced leasing volume in the latter part of fiscal 1993 and the first nine months of fiscal 1994 as compared to the prior year periods, the aging IBM 3090 lease portfolio and the lack of growth in the
mainframe market (primarily high-end IBM ES/9000 and comparable models) during the last twenty four months. The increase in sales-type revenue as compared to the prior year quarter reflects the Company's strong remarketing
activities.    Total leasing revenue of $364 million for the quarter ended
June 30, 1994 represented a decrease of 6% compared to the year earlier period. Total leasing revenue was $386 million in the third quarter of fiscal 1993. The increase in other revenue as compared to the prior year period is due to the receipt of key-man life insurance proceeds of $20 million (the "Proceeds") as a result of the death on June 24, 1994 of Mr. Kenneth N. Pontikes, Founder, Chairman of the
Board and President of Comdisco, Inc.

Total costs and expenses of $474 million for the quarter ended June 30, 1994 represented a modest decrease compared to the prior year period. Excluding the impact of the $10 million increase to the litigation reserve and a one time charge of $10 million to establish the Comdisco Foundation, which are discussed below, total costs and expenses declined 5%, primarily due to reduced leasing costs related to declining operating lease revenue and a decrease in interest expense.

Operating lease revenue minus operating lease cost (the "Lease Margin") was $63 million, or 25.8% of operating lease revenue, and $72 million, or 26.8% of operating lease revenue, in the three months ended June 30, 1994 and 1993, respectively. The Company expects the Lease Margin to remain at or slightly below current levels throughout the remainder of fiscal 1994.

Sales-type costs decreased compared to the prior period despite an increase in sales-type revenue, reflecting higher margins on remarketing of equipment in the lease portfolio.

Cost of sales for the three months ended June 30, 1994 and 1993 were $53 million and $50 million, respectively. Margins on sales were 17% in the quarters ended June 30, 1994 and 1993, respectively.

Selling, general and administrative expenses were $60 and $50 million for the three months ended June 30, 1994 and 1993, respectively. During the quarter ended June 30, 1994, the Company recorded a contribution of $10 million to
establish and fund the Comdisco Foundation (the "Contribution").    The Company
has a history of charitable giving because it believes that active support of charitable organizations helps fulfill the Company's social and philanthropic responsibilities to the communities in which it operates. The formation of the Comdisco Foundation, which will contribute its funds periodically to other charitable organizations, will provide an efficient means by which the Company can continue to fulfill its charitable giving goals. The Company estimates that the net effect of the Contribution will be an annual cash savings and reduction in selling, general and administrative expense of approximately $700,000 beginning in fiscal 1995. Excluding the Contribution, selling, general and administrative expenses have remained at the same level as in the prior year quarter, reflecting the impact of the Company's emphasis on cost containment.

The Company continues to incur costs in its litigation with International Business Machines Corporation ("IBM") and IBM Credit Corporation
(see Note 16 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended September 30, 1993). In the third quarter of fiscal 1994, the Company increased by $10 million the litigation reserve, originally established in fiscal 1992, to cover the current estimate of continuing costs associated with the ultimate resolution of these matters.

Interest expense for the three months ended June 30, 1994 totaled $64 million in comparison to $71 million in the quarter ended June 30, 1993 and $65 million in the quarter ended March 31, 1994. The decrease in interest expense primarily reflects the decline in interest rates and reduced average daily borrowings.

Nine Months Ended June 30, 1994
Total revenue was $1.6 billion for the nine months ended June 30, 1994 and 1993. Leasing revenue of $1.2 billion for the nine months ended June 30, 1994, represented a decrease of 3% compared to the year earlier period. The decrease relates primarily to a decline in operating lease revenue, offset by higher sales-type revenue.

Total costs and expenses of $1.5 billion for the nine months ended
June 30, 1994,
represented a decrease of 3% over the comparative period of the prior year. The decrease is primarily due to reduced leasing costs related to declining operating lease revenue and a decrease in interest expense, offset by higher sale-type costs and expenses resulting from the increase in remarketing and the impact of the increase to the litigation reserve and the Contribution.

The Lease Margin was $196 million, or 25.8% of operating lease revenue, and $213 million, or 25.6% of operating lease revenue, in the nine months ended June 30, 1994 and 1993, respectively.

Selling, general and administrative expenses totaled $157 million and $147 million for the nine months ended June 30, 1994 and 1993, respectively. The increase is due to the Contribution.

Interest expense was $198 million for the nine months ended June 30, 1994 as compared to $221 million for the year earlier period. The decrease in interest expense is primarily due to declining interest rates and lower average daily borrowings.

Financial Condition
The Company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or by assigning the noncancellable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the nine months ended June 30, 1994 was $1.3 billion, compared to $1.5 billion for the year earlier period. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio. The Company expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.


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


4.07	Certificate of Designations with respect to the Company's 8 3/4%
Cumulative Preferred Stock, Series B, as filed with the Secretary of State of the State of Delaware on July 2, 1993

Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated June 30, 1993, as filed with the Commission
July 21, 1994, File No. 1-7725.


11	Computation of Earnings Per Common Share

12	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

b)	Reports on Form 8-K:

On June 27, 1994, the Company filed a Current Report on Form 8-K dated June 24, 1994, reporting Item 5. Other Events, the death of
Mr. Kenneth N. Pontikes, Chairman of the Board and President.

On July 11,1994, the Company filed a Current Report on Form 8-K dated July 11, 1994, reporting Item 1. Changes in Control.

On July 28, 1994, the Company filed a Current Report on Form 8-K dated June 30, 1994, reporting Item 7. Financial Statements and Exhibits.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	COMDISCO, INC.

	Registrant






Date:  August 15, 1994               /s/ John J. Vosicky
                                         John J. Vosicky
                                         Executive Vice President and
                                         Chief Financial Officer