Form 10-K
period 1994-09-30
COMDISCO INC
filed 1994-12-29
CIK 722487

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

              [X]  Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the fiscal year ended September 30, 1994
                                      or
           [  ]  Transition Report Pursuant to Section 13 of 15(d)
                    of the Securities Exchange Act of 1934
    For the transition period from ___________________ to ________________

                        Commission file number 1-7725
                                COMDISCO, INC.
                           (a Delaware Corporation)
                            6111 North River Road
                          Rosemont, Illinois  60018
                          Telephone  (708) 698-3000
               I.R.S. Employer Identification Number 36-2687938
         Securities registered pursuant to Section 12(b) of the Act:

                                      Name of each exchange
     Titles of each class             on which registered
Common Stock                          New York Stock Exchange
$.10 par value                        Chicago Stock Exchange, Inc.
Common Stock Purchase Rights          New York Stock Exchange
                                      Chicago Stock Exchange, Inc.
8.75% Cumulative Preferred Stock,
  Series A and B $25 stated           New York Stock Exchange
  value and liquidation preference

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes XX  No.   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by nonaffiliates of the Registrant as of December 1, 1994 was approximately $549,000,000. For purposes of the foregoing calculation only, all directors and officers of the registrant have been deemed affiliates. As of September 30, 1994, there were 36,695,908 shares of the Registrant's common stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1994 are incorporated by reference into Part I and II.
2. Portions of Comdisco, Inc.'s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 24, 1995 filed within 120 days of fiscal year end are incorporated by reference into Part III.

Comdisco, Inc. and Subsidiaries

TABLE OF CONTENTS

PART I.

           Item  1.  Business                                             3

           Item  2.  Properties                                           7

           Item  3.  Legal Proceedings                                    7

           Item  4.  Submission of Matters to a Vote of Security Holders  7

PART II.

           Item  5.  Market for the Registrant's Common Equity
                     and Related Stockholder Matters                      7

           Item  6.  Selected Financial Data                              8

           Item  7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operation                   9

           Item  8.  Financial Statements and Supplementary Data          9

           Item  9.  Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure               9

PART III.

           Item 10. Directors and Executive Officers of Registrant        9

           Item 11. Executive Compensation                                9

           Item 12. Security Ownership of Certain Beneficial Owners
                    and Management                                        9

           Item 13. Certain Relationships and Related Transactions        9

PART IV.

           Item 14. Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                   9

SIGNATURES                                                               11

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES          12

INDEX TO EXHIBITS                                                        20

PART I.

Item 1. Business

General

Comdisco, Inc. (with its subsidiaries, the "Company" or "Comdisco") is primarily engaged in the buying, selling and leasing of new and used computer and other high technology equipment and in providing disaster recovery
services  (also referred to as "business continuity services").   In addition,
the Company provides technology planning and asset management services, integrating leasing and business continuity services with customized asset acquisition, asset management software tools and data center moves and/or consolidations, disposition and migration strategies. These services are designed to provide integrated, long-term, cost effective asset and technological planning to users of high technology equipment.

Note 11 of Notes to Consolidated Financial Statements on page 44 of the Annual Report to Stockholders for the year ended September 30, 1994 is incorporated herein by reference (said footnote contains information regarding discontinued operations).

The Company was founded in 1969 and incorporated in Delaware in 1971. The executive offices of the Company are located in the Chicago area, at 6111 North River Road, Rosemont, Illinois 60018, and its telephone number is (708) 698-3000. At September 30, 1994, the Company had approximately 2,100 full-time employees.

The Company does not own any patents, trademarks, licenses, or franchises which would be considered significant to the Company's businesses. The Company recently applied for a patent on its high speed connectivity products (see "other services" on page 5 of this Annual Report on Form 10-K). There can be no assurance that such a patent will be granted.

The Company's businesses are not seasonal, however, quarter-to-quarter results from operations can vary significantly.

The amount of backlog orders is not applicable to the Company's businesses.

The Company's operations are conducted through its principal office in the Chicago area and approximately fifty offices in the United States, Canada, Europe, and the Pacific Rim . The Company also operates in South America, however, it does not maintain local offices. Subsidiaries in Europe and Canada offer services similar to those offered in the United States, although the Company's European leasing operations are predominately in the computer marketplace. The Company's disaster recovery activities include the domestic, Canadian and European marketplaces.

See "International Operations" on page 32 of the Annual Report to Stockholders for the fiscal year ended September 30, 1994 (which is incorporated herein by reference) for a discussion of the Company's geographic results of operations in fiscal 1994, 1993 and 1992 and Note 17 of Notes to Consolidated Financial Statements on pages 48 and 49 of the Annual Report to Stockholders for the year ended September 30, 1994, which includes geographic segment and export sales information and is incorporated herein by reference.

Leasing

The Company believes it is the world's largest independent leasing company. In its leasing activities, the Company specializes in central processing units, desktop equipment, electronics, telecommunications equipment and, through a subsidiary, medical equipment.

The Company offers its customers alternatives in managing high technology equipment needs, including the leasing of equipment. The Company works closely with its customers to develop strategies governing when and where to acquire equipment, when to upgrade existing equipment and when to order new equipment to take advantage of current technology. The Company also has the ability to act as an outlet for the equipment being displaced.

The Company's customers include "Fortune 1000" corporations or companies of a similar size as well as smaller corporations. A substantial portion of the Company's transactions are with repeat customers. The Company's business is not dependent on any single customer or on any single source for the purchasing, selling or leasing of equipment.

Computer:     Central Processing Units:  The Company buys or leases, and in turn sells, leases or subleases IBM computer equipment as well as equipment manufactured by others. The
              Company's sale and lease transactions include the "mainframe" central processing units, midrange, and/or various peripherals, such as printers, tape and disk drives and other equipment used with a mainframe.

              The mainframe industry has been characterized by rapid and continuous technological advances permitting broadened user applications. The introduction of new equipment and/or technology by IBM or other manufacturers does not cause existing equipment to become technically obsolete, but usually results in adjustments in the "price/performance ratio" (the number of computations or relative performance per dollar of cost) of the existing equipment. Users upgrade equipment as their existing equipment becomes inappropriate for their needs or as a result of changes in the required amount of data processing capacity. To the extent equipment replaced by newer models becomes available for remarketing, a secondary market in used equipment is created. Recent technological advances in mainframe technology by International Business Machines ("IBM") have focused on "parallel processing" systems. These systems include transaction processing and database server models, designed for both "legacy" and newer technologies in open systems.

              The Company believes that in recent years, mainframe acquisition decisions were being delayed because of concerns about the economy. The Company also believes customers delayed making hardware decisions pending release of additional information concerning new IBM
              product capabilities and delivery schedules.  Recent
              product announcements may have reduced some of the
              uncertainty present in the marketplace.  Furthermore,
              leasing volume in general has been impacted by
              consolidations and cutbacks as companies attempt to streamline operations. Industry analysts predict a slowing decline in mainframe sales, at least in the short-term, based on
              reports from the major mainframe manufacturers.   See
              "Leasing" on page 29 of the Annual Report to Stockholders for the fiscal year ended September 30, 1994 for a discussion of mainframes and client/server (which is incorporated herein by reference).

              The focus of the Company's activities with respect to particular models of computer equipment changes periodically as a result of changes in market conditions and advances in computer technology. In September, 1994, IBM began shipping its next-generation mainframes. The new parallel enterprise servers are expected to be positioned as price-competitive replacement models for pre-1990 IBM mainframes and the Company expects to include these models in its activities. Advances in technology, such as these servers, affect the market for computer products and may also have an impact on the way the Company has traditionally conducted its leasing activities.

              Desktop: The Company leases PC's and workstations from most of the leading manufacturers. The company's lease transactions also include high-end servers, printers and other desktop related equipment. The Company's integrated asset management software tools let customers order, track and manage their inventory of desktop equipment. The Company has business partnerships and/or vendor leasing programs with major workstation manufacturers.

              Other services: In fiscal 1994, the Company formed a systems interrogation group to address the needs of the developing open systems market, including client/server (client/server computing is a type of processing in which a client requests a service or information from a server that performs the service and/or returns the requested information to the client). The Company provides products, services and consultants to assist customers in implementing or utilizing an open systems platform. Products include high-speed connectivity systems, which provide access between mainframe and open systems data at transaction-processing speeds. Services include transitional strategies, integration planning and implementation, financing (hardware and software), and business continuity planning. The Company, together with its consultants and strategic alliances with client/server product providers, provides customers with solutions based on requirements and goals.

              The Company's asset management services assists customers in: planning and implementing major data center relocations and consolidations; evaluating information technology needs and system assessment; equipment procurement strategies and timing.

Other
High
Technology
Equipment:    Medical:  Through its subsidiaries, the Company leases
              medical and other high technology equipment to healthcare providers, including used, reconditioned medical equipment. The Company's portfolio includes angiography, MRI systems, CT scanners and nuclear imaging devices.
              Additionally, the Company believes that it has the largest and most comprehensive medical equipment refurbishing center in the industry and that it was the one of the first to obtain ISO 9002 certification for such a center.

              Electronics: The Company leases new and used electronic manufacturing, testing and monitoring equipment, including semiconductor production equipment, automated test equipment, assembly equipment and scientific/analytical instrumentation. Additionally, the company maintains a dedicated refurbishing and sales facility in the silicon valley area.

              Telecommunications: The Company buys, sells, and leases new and refurbished telecommunications equipment throughout North America. The Company also provides its customers with a market for, and a source of, used equipment. The telecommunications portfolio includes PBX systems, VSATs, voice mail, modems and bridges, routers and concentrators. The Company also reconditions and configures used systems.

              Other:   The Company buys, sells and leases new and used
              point-of-sale terminals and leases other office equipment such as fax machines and copiers, test equipment such as oscillascopes, analyzers and testers and laboratory equipment such as microscopes and centrifuges.

              At September 30, 1994, cost at lease inception of other high technology equipment was approximately $3.0 billion, or approximately 46% of the Company's total equipment cost at lease inception of $6.5 billion.

The Company competes in the leasing marketplace as a lessor and as a dealer of new and used computer and selected other high technology
equipment.   The Company competes with different firms in each of
its  activities.    The Company's competition includes equipment
manufacturers such as IBM, Hewlett Packard, Amdahl, Hitachi Data Systems, AT&T, Rolm, Hitachi Medical Systems, Siemens Medical Systems, and General Electric, other equipment dealers, brokers and leasing companies (including captive or related leasing companies of IBM, AT&T and General Electric and others) as well as financial institutions, including commercial banks and investment banking firms. While its competitive methodologies will differ, in general, the Company competes mainly on the basis of its expertise in remarketing equipment, terms offered in its transactions, its reliability in meeting its commitments, its manufacturers' independence and its ability to develop and offer alternative solutions and options to high technology equipment users. The Company believes it is a full service lessor.

In mainframes, the Company believes that it competes primarily with the manufacturers and their captive or related leasing companies, if any, and with a few other leasing companies. The Company also believes that, aside from IBM and its captive leasing company, IBM Credit Corporation, it is one of the largest purchasers, sellers and lessors of IBM equipment. The Company does not believe that a significant amount of used IBM equipment is sold independently by owner-users of the equipment to other owner-users. The Company's continued ability to compete effectively may be affected by policies of IBM.

In desktop, medical, electronics and telecommunications, the Company believes it competes with the manufacturers and their captive leasing companies and approximately five significant leasing companies, as well as banks and other lessors and financial and lending institutions throughout the United States and Canada. In its other services, the Company competes with manufacturers and other national and regional consulting and services organizations.

Disaster Recovery Services

These services include emergency data processing backup, principally for large system users of IBM and IBM-compatible equipment, workarea recovery, voice recovery, consulting services in business continuity planning as well as other related data processing services, throughout the United States, Canada and Europe. These services are designed to help minimize the impact of a significant interruption of the operations of, or inaccessibility to, the customer's data processing facility and/or communications network. The Company also provides backup capabilities for Digital Equipment Corporation, IBM midrange processors, Unisys,
Hewlett Packard, Stratus and Tandem System equipment users.

The Company believes that it competes with approximately five significant domestic companies, including IBM and SunGard Data Systems, Inc., as well as other regional firms in the domestic, Canadian and European marketplace, which provide contract disaster recovery services and that it is the one of the largest international providers of such services.

Through its network  and  facilities strategy entitled CDRS Net, the Company offers customers access to its North American facilities, including a range of data processing recovery services at hot sites, Customer Control Centers ("CCC") and shell sites. Hot sites are equipped computer facilities that include central processing units, peripherals and communications equipment. A CCC interfaces customers to geographically separated hot sites and provides local display terminals and printers that can be connected to any hot site by means of telecommunications lines. A shell site contains the power, environmental and support equipment necessary for the installation  of  replacement  computer equipment by the customer.
Most facilities also include workarea recovery capability.   In
September, 1994, the Company completed an expansion and service enhancement project that included what the Company believes was the industry's first recovery center dedicated to client/server environments. Enhanced capabilities include client/server platforms, workareas, open systems networks, midrange and mainframe computers.

Of the Company's twenty-eight locations, nine serve as regional recovery centers providing hot site and/or shell site services. These nine regional recovery centers serve major commercial centers, including
New York, Chicago, Northern and Southern California, Texas, Georgia, as well as locations in Southern New Jersey that serves the Mid-Atlantic region and a center located in Toronto, Canada. Each recovery center has at least one hot site or CCC and includes telecommunications capabilities, conference rooms, office space, support areas, and appropriate on-site technical personnel.

Item 2.  Properties

The Company  owns its principal executive office building in Rosemont,
Illinois that has approximately 269,000 square feet, and has pledged the property as part of a mortgage agreement. The Company leases office space for sales offices in various domestic and international locations. The Company's technical services division utilizes a 250,000 square foot building owned by the Company in Schaumburg, Illinois. This space is used primarily for refurbishing, maintenance and equipment storage. The Company's disaster recovery services division presently occupies eight recovery centers owned by the Company, including 151,000 square feet in Illinois, 34,000 square feet in Texas, 42,000 square feet in Georgia, 59,000 square feet in Toronto, Canada, two recovery centers each in New Jersey of 81,000 and 72,000 square feet, and California of 52,000 and 38,000 square feet. The Company's disaster recovery services division also leases 255,000, 14,000 and 10,000 square feet in
New Jersey, Missouri, and Canada, respectively. Existing Company-owned facilities can be enlarged and expanded as required to support additional
growth.   The Company's disaster recovery services division also owns and leases facilities in several European countries. The Company's medical refurbishment subsidiary leases approximately 100,000 square feet in Wood Dale, Illinois. The Company's electronic group leases approximately 35,000 square feet in San Jose, California, to be used primarily for refurbishing, maintenance and equipment storage.

Item 3.  Legal Proceedings

Note 16 of Notes to Consolidated Financial Statements on pages 45 and 46 of the Annual Report to Stockholders for the fiscal year ended September 30, 1993, is incorporated herein by reference (said footnote discussed contingencies of the Company arising out of three legal actions filed against Comdisco by IBM, IBM Credit Corporation and certain IBM-related limited partnerships). On August 26, 1994, all of the parties to the three lawsuits entered into a settlement agreement. Note 8 of Notes to Consolidated Financial Statements on page 44 of the Annual Report to Stockholders for the fiscal year ended September 30, 1994 is incorporated herein by reference (said footnote describes the IBM litigation settlement).

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended September 30, 1994.

PART II.

Item  5.    Market  for the Registrant's Common Equity and Related Stockholder
Matters

PRICE RANGE OF COMMON STOCK

Price Range of Common Stock on page 32 of the Annual Report to Stockholders for the fiscal year ended September 30, 1994 is incorporated herein by reference.

COMMON STOCK REPURCHASE PROGRAM

During fiscal 1994, the Company purchased 1,995,644 shares of its outstanding common stock at an aggregate cost of $39 million. These purchases, when added to the shares purchased in prior years, bring the total number of common shares purchased to 12.5 million (1.9 million shares were distributed as a common stock dividend on March 30, 1992 - see Note 14 of Notes to Consolidated Financial Statements), at an aggregate cost of $197 million. No shares were purchased in fiscal 1992. On November 7, 1994, the Board of Directors authorized the Company to spend an additional $25 million under its repurchase program.

SHAREHOLDER RIGHTS PLAN

On November 18, 1987, the Board adopted a shareholders rights plan and pursuant thereto declared a dividend distribution of one Right for each outstanding share of common stock of the Company to stockholders of record at the close of business on November 27, 1987 (the "Record Date"). The shareholder rights plan was amended and restated as of November 7, 1994. Each Right entitles the registered holder under certain circumstances to purchase from the Company one share of common stock at a Purchase Price of $95.24, subject to adjustment in certain circumstances. The Purchase Price is to be paid in cash. The Rights become exercisable if (i) a person or group (other than any holder of 20% or more of the common stock on the Record Date and its successors) (an "Acquiring Person") becomes the beneficial owner of 15% or more of the outstanding common stock (and the Company does not redeem the Rights within 15 days thereafter), (ii) a person or group makes a tender or exchange offer which upon consummation would result in such person or group beneficially owning 15% or more of the common stock (and the Company does not redeem the Rights within 15 days thereafter) or (iii) the Board of Directors determines that a beneficial owner of 10% or more of the common stock is an Adverse Person (as defined in the Rights Agreement). Upon the occurrence of any such event, each Right (other than those held by an Acquiring Person or Adverse Person) will become exercisable for one share of common stock at an adjusted Purchase Price equal to 20% of the then market price of the common stock. The terms of the Rights are set forth in the amended and restated Rights Agreement, dated as of November 7, 1994 (the "Rights Agreement"), between the Company and Chemical Bank, N.A. (formerly Manufacturers Hanover Trust Company), as Rights Agent. The Rights Agreement and a related form of the rights certificate is incorporated by reference to Exhibit 4.04 filed with the Company's Current Report on Form 8-K, filed on December 6, 1994, File No. 1-7725. The foregoing description of the shareholder rights plan does not purport to be complete and is qualified in its entirety by reference to such exhibit.

DIVIDENDS

The Company has paid cash dividends quarterly since February 1979. Cash dividends paid on common stock were $13 million in fiscal 1994 and $12 million in fiscal 1993. The most recently declared quarterly common stock cash dividend, $.09 per share, was paid on December 5, 1994 to stockholders of record on November 18, 1994. Subject to the prior right of the holders of the Series A and Series B Preferred Stock, there are no restrictions on the Company's present or future ability to pay common dividends, except its agreement to maintain a debt to net worth ratio pursuant to, and certain other limitations contained in, the Company's multi-option and global revolving credit agreements, none of which have any current application. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon the Company's profit levels and capital requirements as well as financial and other conditions existing at the time. Common stock cash dividends paid were $.35 per share in fiscal 1994 and $.29 per share in fiscal 1993.

Item 6.  Selected Financial Data

Six Year Summary on pages 26 and 27 of the Annual Report to Stockholders for the fiscal year ended September 30, 1994 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 28 through 32 of the Annual Report to Stockholders for the fiscal year ended September 30, 1994 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements on pages 33 through 49 of the Annual Report to Stockholders for the fiscal year ended September 30, 1994 is incorporated herein by reference. Quarterly Financial Data on page 48 of the Annual Report to Stockholders for the fiscal year ended September 30, 1994 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III.

Item 10.  Directors and Executive Officers of Registrant

A description of Directors and Executive Officers of Registrant contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1994 is incorporated herein by reference.

Item 11.  Executive Compensation

A description of Executive Compensation contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1994 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

A description of Security Ownership of Certain Beneficial Owners and Management contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1994 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

A description of Certain Relationships and Related Transactions contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1994 is incorporated herein by reference.

Additional information is provided in Schedule II filed as part of this Form 10-K on pages 13 and 14.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (a)(2)     Certain Documents Filed as Part of the Form 10-K:
     The financial statements, including supporting schedules, listed in the Index to Financial Statements and Financial
     Statement Schedules are filed as part of this Form 10-K on page 12.

(a)(3) Exhibits:
     See Index to Exhibits filed as part of this Form 10-K on pages 20 through 23.

(b) Reports on Form 8-K:

     On December 6, 1994, the Company filed a current
     report on Form 8-K, dated December 13, 1994, reporting
     Item 5.  Other Events and Item 7.   Financial Statements
     and Exhibits.  The filing was for the Rights Agreement.

(c) Exhibits:
     Included in Item (a)(3) above.

(d) Financial Statement Schedules Required by Regulation S-X:
     Included in Item (a)(1) and (a)(2) above.

The Registrant hereby undertakes to furnish to the Commission any instrument with respect to long-term debt of the Registrant which does not exceed 10 percent of the total assets of the Registrant and its subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COMDISCO, INC.

DATE: December 20, 1994                       By:  /s/ David J. Keenan
                                              David J. Keenan
                                              Vice President and
                                              Corporate Controller


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John F. Slevin
- - - ----------------------------
John F. Slevin
Chief Executive Officer                        /s/ Philip A. Hewes
                                               --------------------------------
(Principal Executive Officer),                 Philip A. Hewes
President and  Director                        Director


/s/ John J. Vosicky                             /s/ Alan J. Andreini
- - - -------------------------------                --------------------------------
John J. Vosicky                                Alan J. Andreini
Chief Financial Officer (Principal             Director
Financial Officer), Treasurer
and Director

/s/ David J. Keenan                           /s/ William N. Pontikes
- - - --------------------------------              --------------------------------
David J. Keenan                                William N. Pontikes
Vice President (Principal Accounting Officer)  Director
and Corporate Controller

                                               /s/ Nicholas K. Pontikes
- - - ----------------------------------             ----------------------------
Robert A. Bardagy                              Nicholas K. Pontikes
Director                                       Director

/s/ Edward H. Fiedler, Jr.                     /s/ Rick Kash
- - - -----------------------------------            --------------------------------
Edward H. Fiedler, Jr.                         Rick Kash
Director                                       Director

/s/ C. Keith Hartley                           /s/ Basil R. Twist, Jr.
- - - -------------------------------------          --------------------------------
C. Keith Hartley                               Basil  R. Twist, Jr.
Director                                       Director

/s/ Thomas H. Patrick
- - - -------------------------------------
Thomas H. Patrick
Director                                       Each of the above signatures is
                                               affixed as of  December 20, 1994

Comdisco, Inc. and Subsidiaries

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and notes to consolidated financial statements of Comdisco, Inc. and Subsidiaries and related Independent Auditors' Report, included in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1994, are incorporated by reference in Item 8:

                                                              Annual Report
                                                                Page Number
                                                              -------------



Consolidated Statements of Earnings --
  Years Ended September 30, 1994, 1993 and 1992 . . . . . . . .             33

Consolidated Balance Sheets -- September 30, 1994 and 1993 .             34

Consolidated Statements of Stockholders' Equity --
  Years Ended September 30, 1994, 1993 and 1992  . . . . . .             35

Consolidated Statements of Cash Flows --
  Years Ended September 30, 1994, 1993 and 1992  . . . . . .          36-37

Notes to Consolidated Financial Statements . . . . . . . . .          38-49

Independent Auditors' Report . . . . . . . . . . . . . . . .             50

The following consolidated financial statement schedules of
Comdisco, Inc. and Subsidiaries are included in Item 14(d):
                                                                  Form 10-K
                                                                Page Number
Schedule    II -- Amounts Receivable From Related Parties and
  Underwriters, Promoters, and Employees Other
  Than Related Parties . . . . . . . . .                              14-15

Schedule     V -- Property, Plant and Equipment  . . . . . . . .         16

Schedule    VI -- Accumulated Depreciation and Amortization
  of Property, Plant and Equipment . . . . . .                           17

Schedule  VIII -- Valuation and Qualifying Accounts  . . . . . .         18

Schedule    IX -- Short-Term Borrowings  . . . . . . . . . . . .         19

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Independent Auditors' Report




The Board of Directors and Stockholders
Comdisco, Inc.:

Under date of November 7, 1994, we reported on the consolidated balance sheets of Comdisco, Inc. and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended September 30, 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/KPMG PEAT MARWICK LLP


Chicago, Illinois
November 7, 1994

Comdisco, Inc. and Subsidiaries

SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

For the Three Years Ended September 30, 1994



                              Balance at                                   Amounts                           Balance at
                               beginning                                    written                           end of period
                                                                                                              -------------
      Description              of period    Additions       Collected       off             Current           Not current
- - - -----------------------------  -----------  --------------  --------------  --------------  ----------------  -------------
Year ended September 30, 1992

Robert A. Bardagy
  Unpaid interest on
8.75% demand note              $    90,916  $            -  $            -  $            -  $         90,916  $           -

David J. Keenan
  Demand note at
9% per annum                       170,255          9,7701          70,105               -                 -        109,920

Stephen W. Hamilton
  Demand note                      314,428               -               -               -                 -        314,428
  Demand note                       96,000               -               -               -                 -         96,000

Douglas Cogswell
  Demand Note                            -         190,000         190,000               -                 -              -
                               -----------  --------------  --------------  --------------  ----------------  -------------
                               $   671,599  $      199,770  $      260,105  $            -  $         90,916  $     520,348
                               ===========  ==============  ==============  ==============  ================  =============

Year ended September 30, 1993

Robert A. Bardagy
  Demand note at
8.75% per annum                $    90,916  $            -  $       90,916  $            -  $              -  $           -

David J. Keenan
  Demand note at
  9% per annum                     109,920          7,875<F1>      117,795               -                 -              -

Stephen W. Hamilton
  Demand note                      314,428               -               -               -                 -        314,428
  Demand note                       96,000               -               -               -                 -         96,000

W. Bradford Wheatley
  Demand note at
  8% per annum                             -       157,500 <F2>          -               -                 -        157,500
                               -----------  --------------  --------------  --------------  ----------------  -------------
                               $   611,264  $      165,375  $      208,711  $          -    $              -  $     567,928
                               ===========  ==============  ==============  ==============  ================  =============


Comdisco, Inc. and Subsidiaries

SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES -- CONTINUED

For the Three Years Ended September 30, 1994


                               Balance at                         Amounts            Balance at
                               beginning                          written            end of period
                                                                                     -------------
      Description              of period   Additions  Collected   off      Current   Not current
- - - -----------------------------  ----------  ---------  ----------  -------  --------  -------------
Year ended September 30, 1994

Stephen W. Hamilton
  Demand note                  $  314,428  $      -   $166,832    $    -   $     -   $     147,596
  Demand note                      96,000         -        -           -         -          96,000
  Demand note                               329,376                                        329,376

W. Bradford Wheatley
  Demand note at
  8% per annum                    157,500    12,000<F1>  7,500          -        -         162,000
                               ----------  ---------  ----------  -------  --------  -------------
                               $  567,928  $341,376   $174,332    $     -  $     -   $     734,972
                               ==========  =========  ==========  =======  ========  =============

1  Represents accrued interest
2  Loan amount - $150,000;  accrued interest $7,500


Comdisco, Inc. and Subsidiaries


SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

For the Three Years Ended September 30, 1994
(in millions)

                               Balance at                                   Balance
                               beginning   Additions                        at end
      Description              of period   at cost    Sales    Other        end of period
- - - -----------------------------  ----------  ---------  -------  -----------  -------------
Year ended September 30, 1992

Operating leased assets<F1>    $    3,277  $   1,262  $    -   $   (1,080)  $       3,459
Buildings, furniture
  and other<F2>                       246         32      (1)           -             277
                               ----------  ---------  -------  -----------  -------------
                               $    3,523  $   1,294  $   (1)  $   (1,080)  $       3,736
                               ==========  =========  =======  ===========  =============

Year ended September 30, 1993

Operating leased assets<F1>    $    3,459  $   1,019  $    -   $   (1,170)  $       3,308
Buildings, furniture
  and other<F2>                       277         25      (8)         (26)            268
                               ----------  ---------  -------  -----------  -------------
                               $    3,736  $   1,044  $   (8)  $   (1,196)  $       3,576
                               ==========  =========  =======  ===========  =============

Year ended September 30, 1994

Operating leased assets<F1>    $    3,308  $   1,152  $    -   $   (1,328)  $       3,132
Buildings, furniture
  and other<F2>                       268         19      (3)         ( 5)            279
                               ----------  ---------  -------  -----------  -------------
                               $    3,576  $   1,171  $   (3)  $   (1,333)  $       3,411
                               ==========  =========  =======  ===========  =============


1 In the "Other" column, transfers from operating leased assets to inventory were $1,352 in 1994, $1,063 in 1993, and $1,149 in 1992; balance in
    "Other" column represents foreign currency translation adjustments

2 Buildings, furniture and other balance in "Other" column primarily represents write-offs in fiscal 1994 and 1993.



Comdisco, Inc. and Subsidiaries

SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
OF PROPERTY, PLANT AND EQUIPMENT

For the Three Years Ended September 30, 1994
(in millions)

                                            Additions
                               Balance at   charged to                         Balance
                               beginning    costs and                          at end
     Description               of period    expenses    Sales     Other1       of period
- - - -----------------------------  -----------  ----------  --------  -----------  ------------
Year ended September 30, 1992

Leased equipment:
  Operating leased assets      $     1,257  $      809  $     -   $     (644)  $      1,422
  Residual reduction2                   15           -        -          (10)             5
                               -----------  ----------  --------  -----------  ------------
                                     1,272         809        -         (654)         1,427

Buildings, furniture
  and other                             68          24       (1)           -             91
                               -----------  ----------  --------  -----------  ------------
                               $     1,340  $      833  $    (1)  $     (654)  $      1,518
                               ===========  ==========  ========  ===========  ============

Year ended September 30, 1993

Leased equipment:
  Operating leased assets      $     1,422  $      771  $     -   $     (720)  $      1,473
  Residual reduction2                    5           -        -          ( 4)             1
                               -----------  ----------  --------  -----------  ------------
                                     1,427         771        -         (724)         1,474

Buildings, furniture
  and other3                            91          30       (4)         (24)            93
                               -----------  ----------  --------  -----------  ------------
                               $    1,518   $      801  $    (4)  $     (748)  $      1,567
                               ===========  ==========  ========  ===========  ============

Year ended September 30, 1994

Leased equipment:
  Operating leased assets      $     1,473  $      769  $     -   $     (807)  $      1,435
  Residual reduction2                    1          -         -           -              -
                               -----------  ----------  --------  -----------  ------------
                                     1,474         769        -         (807)         1,436

Buildings, furniture
  and other 3                           93          23       -           ( 5)           111
                               -----------  ----------  --------  -----------  ------------
                               $    1,567   $      792  $    -    $     (812)  $   1,547
                               ===========  ==========  ========  ===========  ============

1 Primarily accumulated depreciation on transfers from operating leased assets to inventory. Also includes foreign currency translation adjustments.
2 Represents residual reduction resulting from equity transactions which is recorded in the balance of accumulated depreciation.
3 Buildings, furniture and other balance in "Other" column primarily represents write-offs in fiscal 1994 and 1993.

Comdisco, Inc. and Subsidiaries

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended September 30, 1994
(in millions)

                                            Additions
                                Balance at  charged to           Balance at
                                beginning   costs and            end
       Description              of period   expenses    Other    of period
- - - ------------------------------  ----------  ----------  -------  ----------


Year ended September 30, 1992:

Allowance for
  doubtful accounts             $        9  $       32  $(20)1   $       21
                                ==========  ==========  =======  ==========

Litigation reserve              $        0  $       20  $   (5)  $       15
                                ==========  ==========  =======  ==========


Year ended September 30, 1993

Allowance for
  doubtful accounts             $       21  $       10  $(18)1   $       13
                                ==========  ==========  =======  ==========

Litigation reserve              $       15  $        -  $   (9)  $        6
                                ==========  ==========  =======  ==========

Year ended September 30, 1994:

Allowance for
  doubtful accounts             $       13  $       10  $(13)1   $       10
                                ==========  ==========  =======  ==========

Litigation reserve              $        6  $       10  $  (13)  $        3
                                ==========  ==========  =======  ==========



1 Write off of receivables net of recoveries.


Comdisco, Inc. and Subsidiaries

SCHEDULE IX - SHORT-TERM BORROWINGS

For the Three Years Ended September 30, 1994
(in millions except interest rates)

                                                     Maximum      Average      Weighted
                                          Weighted   amount       amount       average
                               Balance    average    outstanding  outstanding  interest rate
 Category of aggregate         at end of  interest   during the   during the   during the
short term borrowings           period     rate       period       period 2     period 3
- - - -----------------------------  ---------  ---------  -----------  -----------  --------------
Year ended September 30, 1992
  Notes payable to banks1      $     246      6.69%  $       259  $       232           7.81%
  Commercial paper             $     520      4.64%  $       525  $       495           6.40%
  Term notes payable           $     238      5.17%  $       326  $       269           6.36%

Year ended September 30, 1993
  Notes payable to banks1      $     248      4.99%  $       423  $       225           5.96%
  Commercial paper             $     407      4.04%  $       425  $       445           5.28%
  Term notes payable           $     206      5.23%  $       238  $       212           5.31%

Year ended September 30, 1994
  Notes payable to banks1      $     223      5.00%  $       374  $       182           4.91%
  Commercial paper             $     370      5.04%  $       529  $       416           5.43%
  Term notes payable           $     291      6.36%  $       291  $       240           5.54%

1 Notes payable to banks represent borrowings under domestic and international lines of credit.
2 The average amount outstanding during the period was computed by dividing the total daily outstanding principal balances by the number of days in the year.
3 The weighted average interest rate during the period was computed by dividing the actual interest expense by the average amount outstanding during the period.



[TEXT]

Comdisco, Inc. and Subsidiaries
INDEX TO EXHIBITS

    Exhibit No.                      Description of Exhibit

      3.01 Restated Certificate of Incorporation of Registrant dated February 12, 1988

               Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Forms S-8 and S-3, File No. 33-20715, filed March 8, 1988.

      3.02 Certificate of Designations with respect to the Company's 8 3/4% Cumulative Preferred Stock, Series A, as filed with the Secretary of State of Delaware on September 18, 1992

               Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated
               September 17, 1992, as filed with the Commission
               October 9, 1992, File No. 1-7725.

      3.03 Certificate of Designations with respect to the Company's 8 3/4% Cumulative Preferred Stock, Series B, as filed with the Secretary of State of the State of Delaware on July 2, 1993

               Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated
               June 30, 1993, as filed with the Commission
               July 21, 1993, File No. 1-7725.

      3.04     By-Laws of Registrant as amended through November 18, 1987

               Incorporated by reference to Exhibit 3.5 filed with the Company's Annual Report for the year ended
               September 30, 1987 on Form 10-K, File No. 1-7725.

      4.01 Indenture Agreement between Registrant and Citibank, N.A., as Trustee dated as of June 15, 1992

               Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated
               September 1, 1992, as filed with the Commission on September 2, 1992, File No. 1-7725, the copy of
               Indenture, dated as of June 15, 1992, between Registrant and Citibank, N.A., as Trustee (said
               Indenture defines certain rights of security holders).

      4.02 Indenture Agreement between Registrant and Chemical Bank, N.A., as Trustee, dated as of April 1, 1988

               Incorporated by reference to Exhibit 4.5 filed with the Company's Form 8 dated February 21, 1991,
               File No. 1-7725, the copy of Indenture dated as of April 1, 1988, between Registrant and Manufacturers Hanover Trust Company (said Indenture defines certain rights of security holders).

      4.03 First Supplemental Indenture between Registrant and Chemical Bank, N.A., as Trustee, dated as of January 1, 1990

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

    Exhibit No.                    Description of Exhibit

      4.04 Shareholder Rights Agreement, dated as of November 18, 1987, as amended and restated as of November 7, 1994, between Comdisco, Inc. and Chemical Bank, as Rights Agent, which includes as Exhibit A thereto the Form of Rights Certificate.

               Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K, filed on
               December 6, 1994, File No. 1-7725.

     10.01     Employment Agreement with John F. Slevin dated
               October 20, 1994.

     10.02     1979 Stock Option Plan of the Registrant

               Incorporated by reference to Exhibit 10.3 filed with the Company's Annual Report for the year ended
               September 30, 1982 on Form 10-K, File No. 1-7725.

     10.03     1981 Stock Option Plan of the Registrant

               Incorporated by reference to Exhibit 10.4 filed with the Company's Annual Report for the year ended
               September 30, 1982 on Form 10-K, File No. 1-7725.

     10.04 Amendment to 1979 and 1981 Stock Option Plans of the Registrant dated December 15, 1986

               Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report for the year ended
               September 30, 1987 on Form 10-K, File No. 1-7725.

     10.05     1987 Stock Option Plan of the Registrant

               Incorporated by reference to Exhibit 10.7 filed with the Company's Annual Report for the year ended
               September 30, 1988 on Form 10-K, File No. 1-7725.

     10.06 Amendment to 1979, 1981 and 1987 Stock Option Plans of the Registrant dated November 4, 1987

               Incorporated by reference to Exhibit 10.9 filed with the Company's Annual Report for the year ended
               September 30, 1987 on Form 10-K, File No. 1-7725.

     10.07     1989 Non-Employee Director Stock Option Plan.

               Incorporated by reference to Exhibit 10.11 filed with the Company's Annual Report for the year ended
               September 30, 1990 on Form 10-K, File No. 1-7725

     10.08     1991 Stock Option Plan

               Incorporated by reference to Exhibit 10.08 filed with the Company's Annual Report for the year ended September 30, 1992 on Form 10-K, File No. 1-7725.

  Exhibit No.                    Description of Exhibit

     10.09     1992 Long-Term Stock Ownership Incentive Plan

               Incorporated by reference to Exhibit 10.09 filed with the Company's Annual Report for the year ended September 30, 1992 on Form 10-K, File No. 1-7725

     10.10     Comdisco, Inc. Employee Stock Purchase Plan

               Incorporated by reference to Exhibit 15 to the Company's Registration Statement on Form S-8 filed on March 19, 1982 and Post-Effective Amendment filed December 21, 1982, File No. 2-76569.

     10.11     Management Compensation Arrangements and Plans

     10.12     Purchase/Sale Agreement - Riverway Project

               Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q dated March 31, 1988,
               File No. 1-7725.

     10.13     Financing Agreement - Riverway Project

               Incorporated by reference to Exhibit 10.18 filed with the Company's Annual Report for the year ended September 30, 1988 on Form 10-K, File No. 1-7725.

     10.14 Multi-option Facility Agreement dated June 4, 1991, as amended by Supplement Agreement dated August 27, 1991, US$ 375,000,000 for Comdisco, Inc., arranged by National Westminster Bank PLC.

               Incorporated by reference to Exhibit 10.18 filed with the Company's Annual Report for the year ended September 30, 1991 on Form 10-K, File No. 1-7725.

     10.15     Second Supplemental Agreement to Multi-Option
               Facility Agreement dated April 20, 1992

               Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q dated
               March 31, 1992, File No. 1-7725.

     10.16 Third Supplemental Agreement to Multi-Option Facility Agreement dated September 21, 1992

               Incorporated by reference to Exhibit 10.22 filed with the Company's Annual Report for the year ended
               September 30, 1992 on Form 10-K, File No. 1-7725.

     10.17 Fourth Supplemental Agreement to Multi-Option Facility Agreement dated April 23, 1993

               Incorporated by reference to Exhibit 10-1 filed with the Company's Form 10-Q dated March 31, 1993, File No. 1-7725.

     10.18 Fifth Supplemental Agreement to Multi-Option Facility Agreement dated May 9, 1994

   Exhibit No.                    Description of Exhibit


     10.19 Sixth Supplemental Agreement to Multi-Option Facility Agreement dated August 12, 1994

     10.20     Note Agreement dated as May 31, 1991

               Incorporated by reference to Exhibit 10.23 filed with the Company's Annual Report for the year ended
               September 30, 1992 on Form 10-K, file No. 1-7725.

     10.21     $50 Million Promissory Note between Comdisco, Inc.
               and Continental Bank, N.A. dated June 15, 1994

     10.22 Second Amended and Restated Global Credit Agreement by and among Comdisco, Inc., Citibank, N.A. and Nationsbank of North Carolina, N.A. as Co-agents and Co-arrangers and the Financial Institutions Party thereto dated as of September 30, 1993

               Incorporated by reference to Exhibit 10.20 filed with the Company's Annual Report for the year ended
               September 30, 1993 on Form 10-K, File No. 1-7725.

     10.23     Notice of Reduction in Tranche Commitments on the
               Second Amended and Restated Global Credit
               Agreement

     10.24     Agreement and Plan of Dissolution of NBB Oil & Gas
               Partners (U.S.A.) among Comdisco,
               Inc. and Comdisco Exploration, Inc. and Comdisco
               Resources, Inc. and NBB Energy Partners I,
               L.P.

     10.25     Exchange Agreement among NBB Oil & Gs Partners (USA)

     11.00     Computation of Earnings Per Share

     12.00     Ratio of Earnings to Combined Fixed Charges and
               Preferred Stock Dividends

     13.00     Annual Report to Security Holders

               Six Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements on pages 26 through 49 and the Quarterly Financial Data on page 48 and the Independent Auditors' Report on page 50 of the Annual Report to security holders for the fiscal year ended September 30, 1994 have been incorporated by reference as part of this Form 10-K. In accordance with instructions for electronic filers, such portions of the 1994 Annual Report have been filed as part of this Form 10-K.

     21.00     Subsidiaries of Registrant

     23.00     Consent of KPMG Peat Marwick LLP
               dated December 20, 1994

     27.00     Financial Data Schedule