Form 10-Q
period 1994-12-31
COMDISCO INC
filed 1995-02-15
CIK 722487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
_______________________________


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the period ended DECEMBER 31, 1994

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________

_______________________________


Commission file number 1-7725

I.R.S. Employer Identification Number 36-2687938

COMDISCO, INC.

(a Delaware Corporation)
6111 North River Road
Rosemont, Illinois  60018
Telephone: (708) 698-3000


                              Name of each               Number of shares
  Title of                   exchange on                    Outstanding as of
  each class                 which registered               December 31, 1994

  Common stock,              New York Stock Exchange          36,349,626
  $.10 par value             Chicago Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No .
Comdisco, Inc. and Subsidiaries

INDEX
                                                                       Page

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

 Consolidated Statements of Earnings and Retained Earnings --
 Three Months Ended December 31, 1994 and 1993                          3

 Consolidated Balance Sheets --
 December 31, 1994 and September 30, 1994                               4

 Consolidated Statements of Cash Flows --
 Three Months Ended December 31, 1994 and 1993                          5

 Notes to Consolidated Financial Statements                             7


Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                    9



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              11


SIGNATURES                                                             13




PART I.  FINANCIAL INFORMATION

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED)
(in millions except per share data)
For the Three Months Ended December 31, 1994 and 1993

                                                          Three Months Ended
                                                              December 31
Revenue                                                       1994      1993
   Leasing
     Operating                                                $ 249     $ 265
     Direct financing                                            47        46
     Sales-type                                                  64        81
        Total leasing                                           360       392

   Sales                                                         90        78
   Disaster recovery                                             64        58
   Other                                                         10         8
     Total revenue                                              524       536

Costs and expenses
   Leasing
     Operating                                                  181       196
     Sales-type                                                  46        63
        Total leasing                                           227       259

   Sales                                                         74        66
   Disaster recovery                                             58        55
   Selling, general and administrative                           56        48
   Interest                                                      68        69
     Total costs and expenses                                   483       497

Earnings before income taxes                                     41        39
Income taxes                                                     16        16
Net earnings before preferred dividends                          25        23
Preferred dividends                                              (2)       (2)
Net earnings available to common
    stockholders                                              $  23     $  21

Retained earnings at beginning of period                      $ 681     $ 650
Net earnings available to common stockholders                    23        21
Cash dividends paid on common stock                              (3)       (3)
Retained earnings at end of period                            $ 701     $ 668

Net earnings per common and
   common equivalent share:
     Net earnings available to common stockholders            $0.62     $ .54
Common and common equivalent shares outstanding                  37        39

See accompanying notes to consolidated financial statements.


Comdisco, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)

                                                            December 31     September 30
                                                               1994           1994
                                                            (unaudited)    (audited)
ASSETS
Cash and cash equivalents                                     $   65      $51
Cash - legally restricted                                         35       37
Receivables, net                                                 195      169
Inventory of equipment                                           171      145
Leased assets:
  Direct financing and sales-type                              2,155    2,144
  Operating (net of accumulated depreciation)                  1,799    1,696
    Net leased assets                                          3,954    3,840
Buildings, furniture and other, net                              164      168
Other assets                                                     411      397
                                                              $4,995   $4,807


LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                 $  525   $  593
Term notes payable                                               543      291
Senior and subordinated debt                                   1,039    1,073
Accounts payable                                                 132       84
Income taxes                                                     239      229
Other liabilities                                                299      248
Discounted lease rentals                                       1,473    1,548
                                                               4,250    4,066
Stockholders' equity:
Preferred stock $.10 par value.
  Authorized 100,000,000 shares:
   8.75% Cumulative Preferred Stock, Series A and B
   $25 stated value and liquidation preference.
   3,800,000 shares issued (4,000,000 at September, 1994)         95      100
Common stock $.10 par value.
  Authorized 200,00,000 shares issued 47,306,211 shares
  (47,300,054 at September 30, 1994)                               5        5
  Additional paid-in capital                                     139      139
  Deferred compensation (ESOP)                                   ( 9)     (10)
  Deferred translation adjustment                                 (5)       -
  Retained earnings                                              701      681
                                                                 926      915
  Common stock held in treasury, at cost                        (181)    (174)
        Total stockholders' equity                               745      741
                                                              $4,995   $4,807


See accompanying notes to consolidated financial statements.



Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
Three Months Ended December 31, 1994 and 1993

Increase (decrease) in cash and cash equivalents:
                                                                     1994    1993
Cash flows from operating activities:
   Operating lease and other leasing receipts                        $322   $300
   Direct financing and sales-type leasing receipts                   236    211
   Leasing costs, primarily rentals paid                              (10)   (14)
   Sales                                                               77     89
   Sales costs                                                        (44)   (41)
   Disaster recovery receipts                                          66     58
   Disaster recovery costs                                            (53)   (52)
   Other revenue                                                       10      8
   Selling, general and administrative expenses                       (63)   (55)
   Interest                                                           (64)   (73)
   Income taxes                                                        13     (4)
     Net cash provided by operating activities                        490    427


Cash flows from investing activities:
  Equipment purchased for leasing                                    (513)  (414)
  Investment in disaster recovery facilities                           (3)    (4)
  Other                                                               (22)    (2)
     Net cash used in investing activities                           (538)  (420)

Cash flows from financing activities:
  Discounted lease proceeds                                           115    258
  Net decrease in  notes payable                                      (68)   (88)
  Issuance of term notes and senior notes                             261     34
  Maturities and repurchases of term notes and senior notes           (43)     -
  Principal payments on secured debt                                 (190)  (225)
  Decrease (increase) in legally restricted cash                        2     (5)
  Preferred stock repurchased                                          (5)     -
  Common stock repurchased and placed in treasury                      (7)    (6)
  Dividends paid on common stock                                       (3)    (3)
  Dividends paid on preferred stock                                    (2)    (2)
  Other                                                                 2      -
    Net cash provided (used) by financing activities                   62    (37)


Net increase (decrease) in cash and cash equivalents                   14    (30)
Cash and cash equivalents at beginning of period                       51     70
Cash and cash equivalents at end of period                           $ 65  $  40

See accompanying notes to consolidated financial statements.



Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)

Three Months Ended December 31, 1994 and 1993


Reconciliation of net earnings to net cash
provided by operating activities:
                                                                1994  1993
Net earnings                                                    $25   $   23

Adjustments to reconcile net earnings to net cash provided by operating activities:

    Leasing costs, primarily
      depreciation and amortization                             217      245
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals             198      119
     Cost of sales                                               30       25
    Interest                                                      4       (4)
    Income taxes                                                 29       12
    Other - net                                                 (13)       7
    Net cash provided by operating activities                 $ 490     $427



Supplemental schedule of noncash financing activities:

    Assumption of discounted lease rentals
      in lease portfolio acquisition                          $   -   $    2




See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 1994 and 1993


1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

The balance sheet at September 30, 1994 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings and are not available to other creditors.

2.     Interest-Bearing Liabilities

At December 31, 1994, the Company had $1.2 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities, of which approximately $625 million was unused.

The average daily borrowings outstanding during the three months ended December 31, 1994 were approximately $3.6 billion, with a related weighted average interest rate of 7.22%. This compares to average daily borrowings during the first three months of fiscal 1994 of approximately $3.6 billion, with a related weighted average interest rate of 7.20%.

3.     Senior Notes

In June, 1992, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the shelf offering (the "Shelf Offering") of up to $500 million of senior debt securities with terms to be set at the time of the sale. At December 31, 1994, $73 million of debt securities remain available for issuance under the Shelf Offering.

4.     Common Stock

On January 24, 1995, the Board of Directors declared a quarterly cash dividend of $.09 per share to be paid on March 13, 1995 to stockholders of record as of February 10, 1995.

During the quarter ended December 31, 1994, the Company purchased 352,300 shares of its common stock at an aggregate cost of approximately $7 million. An additional 1,345,872 shares were purchased between December 31, 1994 and February 10, 1995 at a cost of $32 million.

5.     Earnings Per Share

Average common and common equivalent shares outstanding for the three months ended December 31, 1994 and 1993 were 37,185,845 and 39,145,796, respectively.

Earnings per common and common equivalent share reflects the assumed exercise of stock options that would have a dilutive effect on earnings per share if exercised.

Comdisco, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Earnings
Net earnings available to common stockholders (hereinafter referred to as "net earnings") for the three months ended December 31, 1994 were $23 million, or $.62 per share, as compared to $21 million, or $.54 per share, for the three months ended December 31, 1993. The increase in net earnings in the current quarter compared to the year earlier period is due to an increase in earnings contributions from sales and disaster recovery activities, offset by increases in selling general and administrative expense. A decrease in the estimated effective tax rate from the 40% utilized in the first quarter of fiscal 1994 compared to 38% in the current quarter also positively impacted net earnings. Earnings per share in the current quarter benefited from the Company's stock repurchase program, which has reduced the average common and common equivalent shares outstanding.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including product announcements by manufacturers, economic conditions, interest rate fluctuations and variations in the mix of leases written. The mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors, such as IBM Credit Corporation.

Three Months Ended December 31, 1994
Leasing volume in the first quarter of fiscal 1995 increased as compared to the year earlier quarter and was at the highest level since the year ago quarter. Cost of equipment placed on lease was $502 million during the quarter ended December 31, 1994. This compares to cost of equipment placed on lease of $462 million and $405 million during the quarters ended December 31, 1993 and September 30, 1994 respectively. Among other factors, the acquisition of Promodata S. A. in June 1994, had a favorable impact on volume in the current quarter. Remarketing activity declined compared to the fourth quarter of fiscal 1994, however, overall remarketing activity remained strong and margins on remarketing remained stable. Remarketing activity in the fourth quarter of fiscal 1994 was unusually high.

Total revenue for the three months ended December 31, 1994 was $524 million compared to $536 million in the prior year quarter. Total leasing revenue of $360 million for the quarter ended December 31, 1994 represented a decrease of 8% compared to the year earlier period. Total leasing revenue was $384 million in the fourth quarter of fiscal 1994. The decline in total leasing revenue in the current quarter compared to the fourth quarter is due to reduced operating lease revenue. The decline in operating lease revenue as compared to the prior year's quarter reflects the aging 3090 lease portfolio and the gradual transition to the IBM ES/9000 series. The Company expects operating lease revenue to increase in the second quarter as compared to the first quarter of fiscal 1995, primarily due to the increase in operating leased assets since September 30, 1994. Operating lease revenue in the first quarter of fiscal 1995 increased compared to the fourth quarter of fiscal 1994, representing the first quarter-to-quarter increase in operating lease revenue since the fourth quarter of fiscal 1991. The decline in total leasing revenue in the current quarter compared to the fourth quarter of fiscal 1994 reflects reduced remarketing activities.

Operating lease revenue minus operating lease cost (the "Lease Margin") was $68 million, or 27.3% of operating lease revenue, and $69 million, or 26.0% of operating lease revenue, in the three months ended December 31, 1994 and 1993, respectively. The Company expects the Lease Margin to remain at or slightly above current levels throughout the remainder of fiscal 1995.

Revenue from disaster recovery activities for the three months ended December 31, 1994 and 1993 was $64 million and $58 million, respectively, a 10% increase. Cost of disaster recovery activities for the three months ended December 31, 1994 and 1993 was $58 million and $55 million, respectively, a 6% increase.

Total costs and expenses of $483 million for the quarter ended December 31, 1994 represented a decrease of 3% compared to the prior year period. The decrease was primarily due to reduced remarketing activities as compared to the prior year period.

Cost of sales for the three months ended December 31, 1994 and 1993 were $74 million and $66 million, respectively, a 12% increase. Margins on sales were 18% and 15% in the quarters ended December 31, 1994 and 1993, respectively.

Selling, general and administrative expenses totaled $56 million in the quarter ended December 31, 1994 compared to $48 million in the quarter ended December 31, 1993. The increase is primarily due to the June 1994 acquisition of the leasing business of Promodata S. A., which increased selling, general and administrative expenses by approximately $5 million in the current quarter.

Interest expense for the three months ended December 31, 1994 totaled $68 million in comparison to $69 million in the quarter ended December 31, 1993 and $65 million in the quarter ended September 30, 1994. The increase in interest expense in the current quarter compared to the fourth quarter of fiscal 1994 primarily reflects increasing interest rates on domestic short-term borrowings and an increase in average daily borrowings (see Note 3
of Notes to Consolidated Financial Statements).   The Company expects a
similar increase in the second quarter of fiscal 1995.

Financial Condition

The Company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

Capital expenditures for equipment are financed by cash flows from operations, recourse debt, or by assigning the noncancellable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the three months ended December 31, 1994 was $490 million, compared to $427 million for the year earlier period. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio.

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

4.04 Shareholder Rights Agreement dated November 18, 1987, as amended and restated as of November 7, 1994, between Comdisco, Inc. and Chemical Bank, as Rights Agent, which includes as Exhibit A thereto the Form of Rights Certificate

         Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K, filed on December 6,1994, File No. 1-7725.

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

10.05 Purchase Agreement dated January 27, 1995 by and among Computer Discount Corporation, Nicholas K. Pontikes, as executor of the Estate of Kenneth N. Pontikes, and Nicholas K. Pontikes as trustee of the Pontikes Trust

          Incorporated by reference to Exhibit 2 to Amendment No. 2 to Schedule D filed by Nicholas K. Pontikes, the Pontikes Trust and the Ponchil Limited Partnership, dated as of January 27, 1995 and filed with the Commission on February 2, 1995, File No. 1-7725.

11        Computation of Earnings Per Common Share

12        Ratio of Earnings to Combined Fixed Charges and Preferred Stock
          Dividends

27        Financial Data Schedule

b)  Reports on Form 8-K:

On January 31, 1995, the Company filed a current report on Form 8-K, dated January 27, 1995, reporting Item 5. Other Events. The filing was for the 1,100,000 shares of common stock repurchased by the Company from the estate of Mr. Kenneth N. Pontikes and related trusts.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        COMDISCO, INC.

                        Registrant






Date:  February 14, 1995      /s/ David J. Keenan
                               David J. Keenan
                               Vice President and
                               Corporate Controller