Form 10-Q/A
period 1994-12-31
COMDISCO INC
filed 1995-02-17
CIK 722487

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 8

                       AMENDMENT TO APPLICATION OR REPORT

                          Filed pursuant to Section 12, 13, or 15(d) of
                           SECURITIES EXCHANGE ACT OF 1934

                         COMDISCO, INC.

               (Exact Name of Registrant as Specified in Charter)

                              AMENDMENT NO. 1

 The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 as set forth below:

 1. The fourth paragraph of Management's Discussion and Analysis of Financial Condition and Results of Operations on page 9 of the Form 10-Q is amended to read as follows:

Total revenue for the three months ended December 31, 1994 was $524 million compared to $536 million in the prior year quarter. Total leasing revenue of $360 million for the quarter ended December 31, 1994 represented a decrease of 8% compared to the year earlier period. Total leasing revenue was $384 million in the fourth quarter of fiscal 1994. The decline in total leasing revenue in the current quarter compared to the prior year quarter is due to reduced operating lease revenue. The decline in operating lease revenue as compared to the prior year quarter reflects the aging 3090 lease portfolio and the gradual transition to the IBM ES/9000 series. The Company expects operating lease revenue to increase in the second quarter as compared to the first quarter of fiscal 1995, primarily due to the increase in operating leased assets since September 30, 1994. Operating lease revenue in the first quarter of fiscal 1995 increased compared to the fourth quarter of fiscal 1994, representing the first quarter-to-quarter increase in operating lease revenue since the fourth quarter of fiscal 1991. The decline in total leasing revenue in the current quarter compared to the fourth quarter of fiscal 1994 reflects reduced remarketing activities.

 2. Exhibit 4.05 included in the Index to Exhibits on page 11 of the Form 10-Q is deleted in its entirety.

 3. Exhibit 10.05 included in the Index to Exhibits on page 12 of the Form 10-Q is amended to be Exhibit 10.01.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMDISCO, INC.

                              BY:/s/ David J. Keenan
                                    David J. Keenan
                                    Vice President and Controller