Form 10-Q
period 1995-03-31
COMDISCO INC
filed 1995-05-16
CIK 722487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1995

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________



Commission file number 1-7725

I.R.S. Employer Identification Number 36-2687938

COMDISCO, INC.

(a Delaware Corporation)
6111 North River Road
Rosemont, Illinois  60018
Telephone: (708) 698-3000


                              Name of each               Number of shares
       Title of                  exchange on              outstanding as of
     each class               which registered              March 31,1995

    Common stock,             New York Stock Exchange         35,242,045
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

Comdisco, Inc. and Subsidiaries

INDEX

                                                                        Page

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)


    Consolidated Statements of Earnings and Retained Earnings --
      Three and six months Ended March 31, 1995 and 1994                 3

    Consolidated Balance Sheets --
      March 31, 1995 and September 30, 1994                              4

    Consolidated Statements of Cash Flows --
      Three and Six Months Ended March 31, 1995 and 1994                 5

    Notes to Consolidated Financial Statements                           7



  Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       9



PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                             12


SIGNATURES                                                              15

PART I.  FINANCIAL INFORMATION
Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED)
(in millions except per share data)
For the Three and Six Months Ended March 31, 1995 and 1994



                                     Three Months Ended     Three Months Ended
                                          March 31,             March 31,
Revenue                                    1995        1994      1995     1994
   Leasing
     Operating                             $272        $251      $521     $516
     Direct financing                        46          47        93       93
     Sales-type                              93         100       157      181
        Total leasing                       411         398       771      790

   Sales                                    105          65       195      143
   Diaster recovery                          65          60       129      118
   Other                                     12           6        22       14
     Total revenue                          593         529     1,117    1,065

Costs and expenses
   Leasing
     Operating                              202         187       383      383
     Sales-type                              75          80       121      143
        Total leasing                       277         267       504      526

   Sales                                     89          52       163      118
   Disaster recovery                         58          56       116      111
   Selling, general and administrative       58          49       114       97
   Interest                                  70          65       138      134
     Total costs and expenses               552         489     1,035      986

Earnings before income taxes                 41          40        82       79
Income taxes                                 15          16        31       32
Net earnings before preferred dividends      26          24        51       47
Preferred dividends                          (2)         (2)       (4)      (4)
Net earnings to common stockholders        $ 24        $ 22      $ 47   $   43

Retained earnings at beginning of period   $701        $668      $681   $   650
Net earnings to common stockholders          24          22        47       43
Cash dividends paid on common stock          (4)         (4)      ( 7)     ( 7)
Retained earnings at end of period         $721        $686     $ 721    $ 686


Net earnings per common and common
  equivalent share:
Net earnings  to common stockholders       $.64        $.55     $1.26    $1.09

Cash dividends paid per common share       $.09        $.09      $.18    $ .17

See accompanying notes to consolidated financial statements.


Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)

                                                  March 31,           September 30,
                                                    1995                1994
                                                 (unaudited)          (audited)
ASSETS
Cash and cash equivalents                           $ 81                 $ 51
Cash - legally restricted                             25                   37
Receivables, net                                     187                  169
Inventory of equipment                               154                  145
Leased assets:
Direct financing and sales-type                    2,123                2,144
  Operating (net of accumulated depreciation       1,909                1,696
    Net leased assets                              4,032                3,840
Buildings, furniture and other, net                  160                  168
Other assets                                         391                  397
                                                   5,030                4,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                     $  922              $    593
Term notes payable                                   273                   291
Senior notes                                       1,088                 1,073
Accounts payable                                     104                    84
Income taxes                                         235                   229
Other liabilities                                    311                   248
Discounted lease rentals                           1,348                 1,548
                                                   4,281                 4,066
Stockholders' equity:
  Preferred stock $.10 par value.
   Authorized 100,000,000 shares:
    8.75% Cumulative Preferred Stock,
    Series A and B. $25 stated value and
    liquidation preference. 3,800,000 shares
    issued (4,000,000 at September 30, 1994)          95                   100
  Common stock $.10 par value.
    Authorized 200,000,000 shares
    issued 47,626,180 shares
    (47,293,714 at September 30, 1994)                 5                     5
     Additional paid-in capital                      147                   139
  Deferred compensation (ESOP)                       ( 9)                  (10)
  Deferred translation adjustment                     13                     -
  Retained earnings                                  721                   681
                                                     972                   915

 Common stock held in treasury, at cost;
  12,384,135 shares (9,954,133 shares at
    September 30, 1994)                             (223)                 (174)
      Total stockholders' equity                     749                   741
                                                   5,030                 4,807

See accompanying notes to consolidated financial statements.




Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

For the Six Months Ended March 31, 1995 and 1994
Increase (decrease) in cash and cash equivalents:

                                                           1995      1994
   Cash flows from operating activities:
   Operating lease and other leasing receipts              $598      $579
   Direct financing and sales-type leasing receipts         456       440
   Leasing costs, primarily rentals paid                    (14)      (23)
   Sales                                                    173       160
   Sales costs                                             (101)      (75)
   Disaster recovery receipts                               136       115
   Disaster recovery costs                                 (103)     (102)
   Other revenue                                             22        14
   Selling, general and administrative expenses            (120)     ( 99)
   Interest                                                (137)     (133)
   Income taxes                                               -       (20)
     Net cash provided by operating activities              910       856

Cash flows from investing activities:
  Equipment purchased for leasing                        (  959)   (  707)
  Investment in disaster recovery facilities                ( 6)      ( 6)
  Other                                                       3       (11)
     Net cash used in investing activities               (  962)   (  724)

Cash flows from financing activities:
   Discounted lease proceeds                                159       434
   Net increase (decrease) in notes payable                 329      (133)
   Issuance of term notes and senior notes                  335        34
   Maturities and repurchases of term notes
     and senior notes                                      (318)        -
   Principal payments on nonrecourse debt                  (359)     (441)
   Preferred stock repurchased                               (5)        -
   Common stock repurchased and placed in treasury          (67)      (13)
   Decrease  in legally restricted cash                      12         1
   Dividends paid on common stock                           ( 7)      ( 7)
   Dividends paid on preferred stock                         (4)       (4)
   Other                                                      7         2
     Net cash used in financing activities                   82      (127)

Net increase in cash and cash equivalents                    30         5
Cash and cash equivalents at beginning of period             51        70
Cash and cash equivalents at end of period           $       81   $    75


Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)

For the Six Months Ended March 31, 1995 and 1994


                                                               1995    1994
Reconciliation of net earnings  to net cash
provided by operating activities:

Net earnings                                                    $51   $  47

Adjustments to reconcile net earnings to net cash provided by operating activities:

    Leasing costs, primarily
      depreciation and amortization                             490     503
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals             283     229
    Cost of sales                                                62      43
    Interest                                                      1       1
    Income taxes                                                 31      12
    Other - net                                                  (8)     21
                  Net cash provided by operating activities   $ 910    $856


Supplemental schedule of noncash financing activities:

  Assumption of discounted lease rentals in lease
       portfolio acquisition                                  $   -   $   2

Common stock issued upon conversion of 6%
       convertible subordinated promissory note                 $20   $   -




See accompanying notes to consolidated financial statements.


Comdisco, Inc. and Subsidiaries
TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1995 and 1994

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

2.      Interest-Bearing Liabilities

At March 31, 1995, the Company had $1.2 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities, of which approximately $278 million was unused.

The average daily borrowings outstanding during the six months ended March 31, 1995 were approximately $3.7 billion, with a related weighted average interest rate of 7.23%. This compares to average daily borrowings during the first six months of fiscal 1994 of approximately $3.6 billion, with a related weighted average interest rate of 7.17%.

3.     Senior Notes

On February 13, 1995, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for a shelf offering of up to $500 million of Senior Debt Securities (the "1995 Shelf") on terms to be set at the time of each sale. Pursuant to the 1995 Shelf, the Company filed a Prospectus Supplement on March 27, 1995 relating to $250 million in medium term notes, which have not yet been issued.

Pursuant to the 1995 Shelf, the Company, on April 13, 1995 (the "Funding Date"), issued $200 million of 7.25% Notes Due April 15, 1998 (the "Notes"). Between the Funding Date and the maturity of the Company's outstanding 8.95% Senior Notes due May 15, 1995, which aggregated $150 million in principal amount (the "8.95% Senior Notes"), the Company used the net proceeds from the sale of the Notes to reduce outstanding notes payable (short-term debt), which in turn made short-term debt available to redeem the 8.95% Senior Notes.

4.     Common Stock

On April 24 1995, the Board of Directors declared a quarterly cash dividend of $.09 per common share to be paid on June 19, 1995 to common stockholders of record as of May 26, 1995.

During the quarter ended March 31, 1995, the Company purchased 2,426,006 shares of its common stock at an aggregate cost of approximately $60 million. At March 31, 1995, the Company had a remaining authorization of approximately $16 million to purchase common stock. An additional 366,700 shares were purchased between March 31, 1995 and May 10, 1995 at a cost of $10 million.

On March 1, 1995, the Company issued 1 million shares from Treasury upon the conversion of a $20 million convertible subordinated promissory note. These shares were repurchased on the same day at a price of $25 per share.

5.     Earnings  Per Common Share

Average common and common equivalent shares outstanding for the three months ended March 31, 1995 and 1994 were 36,803,469 and 39,023,601, respectively.
Average common and common equivalent shares outstanding for the six months ended March 31, 1995 and 1994 were 37,026,316 and 39,091,959, respectively.

Earnings per common and common equivalent share reflects the assumed exercise of stock options that would have a dilutive effect on earnings per common share if exercised.


Comdisco, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Earnings
Net earnings to common stockholders (hereinafter referred to as "net earnings") for the three months ended March 31, 1995 were $24 million, or $.64 per share, as compared to $22 million, or $.55 per share, for the three months ended March 31, 1994. Net earnings for the six months ended March 31, 1995, were $47 million, or $1.26 per share, as compared to $43 million, or $1.09 per share, for the year earlier period. The increase in net earnings in the three and six months ended March 31, 1995 compared to the year earlier periods is due to increases in earnings contributions from operating leases, sales and disaster recovery activities, offset by increases in selling, general and administrative expense. A decrease in the estimated effective tax rate from the 40% utilized in the three and six months ended March 31, 1994 compared to 38% in the current year periods also positively impacted net earnings. Overall remarketing activity remained strong and margins on remarketing remained stable. Earnings per share in the current year periods benefited from the Company's stock repurchase program, which has reduced the average common equivalent shares outstanding.

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

Leasing
Leasing volume in the three and six months ended March 31, 1995 increased as compared to the year earlier periods. In general, improving worldwide economies coupled with continued demand for high technology equipment, including mainframes, have had a favorable impact on volume in the current fiscal year. Other factors having a positive impact on volume include the acquisition of Promodata S.A. in June 1994, (the "Acquisition"), the growth of the Company's semiconductor manufacturing equipment leasing activities, and improving markets in Europe. This growth results in an increased amount of equipment available for remarketing.

Cost of equipment placed on lease was $536 million during the quarter ended March 31, 1995. This compares to cost of equipment placed on lease of $290 million and $502 million during the quarters ended March 31, 1994 and December 31, 1994, respectively. During the six months ended March 31, 1995, cost of equipment placed on lease totaled $1.0 billion compared to $752 million during the six months ended March 31, 1994.

Three months ended March 31, 1995
Total revenue for the three months ended March 31, 1995 was $593 million compared to $529 million in the prior year quarter. Total leasing revenue of $411 million for the quarter ended March 31, 1995 represented an increase of 3% compared to the year earlier period. Total leasing revenue was $360 million in the first quarter of fiscal 1995. The increase in total leasing revenue in the current quarter compared to the prior year quarter is due to increased operating lease revenue. Operating lease revenue in the current quarter increased compared to the first quarter of fiscal 1995, representing the second consecutive quarter-to-quarter increase in operating lease revenue.
 The Company expects operating lease revenue to increase in the third quarter as compared to the second quarter of fiscal 1995, primarily due to the increase in operating leased assets since September 30, 1994.

Operating lease revenue minus operating lease cost was $70 million, or 25.7% of operating lease revenue (the "Lease Margin"), and $64 million, or 25.5% of operating lease revenue, in the three months ended March 31, 1995 and 1994, respectively. The Company expects the Lease Margin to remain at current levels throughout the remainder of fiscal 1995.

Revenue from disaster recovery activities for the three months ended March 31, 1995 and 1994 was $65 million and $60 million, respectively, an 8% increase. Cost of disaster recovery activities for the three months ended March 31, 1995 was $58 million and $56 million, respectively, a 4% increase.

Other revenue for the three months ended March 31, 1995 and 1994 was $12 million and $6 million, respectively. The increase in the current period compared to the prior year period is primarily due to revenue from managing the Promodata S.A. lease portfolio. The current year period also includes revenue from the sale of stock received by the Company for the sale of Comdisco Systems, Inc. in fiscal 1993.

Total costs and expenses of $552 million for the quarter ended March 31, 1995 represented a 13% increase compared to the prior year period. The increase is primarily due to increased leasing costs and cost of sales related to increasing operating lease revenue and sales revenue, respectively. Other factors contributing to the increase include higher selling, general and administrative costs and an increase in interest expense.

Cost of sales for the three months ended March 31, 1995 and 1994 were $89 million and $52 million, respectively. Margins on sales were 15% and 20% in the quarters ended March 31, 1995 and 1994, respectively.

Selling, general and administrative expenses were $58 and $49 million for the three months ended March 31, 1995 and 1994, respectively. Selling, general and administrative expenses were $56 million in the first quarter of fiscal 1995. The increase is primarily due to the Acquisition, which increased selling, general and administrative expenses by approximately $5 million in the current quarter compared to the prior year quarter.

Interest expense for the three months ended March 31, 1995 totaled $70 million in comparison to $65 million in the quarter ended March 31, 1994 and $68 million in the quarter ended December 31, 1994. The increase in interest expense primarily reflects rising interest rates on domestic short-term borrowings and an increase in average daily borrowings (see Note 2 of Notes to Consolidated Financial Statements). The increase in average daily borrowings reflects the increase in leasing volume and the impact of the Company's stock repurchase program.

Six Months Ended March 31, 1995
Total revenue was $1.1 billion for the six months ended March 31, 1995 and 1994. Leasing revenue of $771 million for the six months ended March 31, 1995, represented a decrease of 2% compared to the year earlier period. The decrease relates primarily to a decline in sales-type revenue.

Total costs and expenses of $1.0 billion for the six months ended March 31, 1995, represented an increase of 5% over the comparative period of the prior year. The increase is primarily due to higher costs of sales resulting from increased sales, offset by lower sale-type costs.

The Lease Margin was $138 million, or 26.5% of operating lease revenue, and $133 million, or 25.8% of operating lease revenue, in the six months ended March 31, 1995 and 1994, respectively.

Selling, general and administrative expenses totaled $114 million and $97 million for the six months ended March 31, 1995 and 1994, respectively. The increase is primarily due to the Acquisition, which increased selling, general and administrative expense by $10 million in the current period.

Interest expense was $138 million for the six months ended March 31, 1995 as compared to $134 million for the year earlier period. The increase in interest expense is primarily due to rising interest rates and higher average daily borrowings.

Financial Condition
The Company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the six months ended March 31, 1995 was $910 million, compared to $856 million for the year earlier period. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio. The Company expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.


Item 6. Exhibits and Reports on Form 8-K.
a)  Exhibits:

Exhibit No.               Description of Exhibit

4.01 Indenture Agreement between Registrant and The Fuji Bank and Trust Company, as Trustee, dated as of February 1, 1995.

        Incorporated by reference to Exhibit 4.1 filed with the Company's with the Company's Current Report on Form 8-K dated May 15, 1995, as filed with the Commission on May 15, 1995, File No. 1-7725, the copy of the Indenture dated as of February 1, 1995 between the Registrant an The
       Fuji Bank and Trust Company, as Trustee (said Indenture defines certain rights of security holders).

4.02 Indenture Agreement between Registrant and Citibank, N.A., as Trustee dated as of June 15, 1992

         Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated September 1, 1992, as filed with the
      Commission on September 2, 1992, File No. 1-7725, the copy of Indenture, dated as of June 15, 1992 between Registrant and Citibank, N.A., as Trustee,
    (said Indenture defines certain rights of security holders).

4.03 Indenture between Registrant and Chemical Bank, N.A., as Trustee dated as of April 1, 1988

          Incorporated by reference to Exhibit 4.5 filed with the Form 8 Amendment to the Company's Annual Report on Form 10-K for the year ended
    September 30, 1990, filed February 21, 1991, File No. 1-7725, the copy of Indenture dated as of April 1, 1988, between Registrant and Manufacturers Hanover Trust Company, as Trustee (said Indenture defines certain rights of security holders).

4.04 First Supplemental Indenture between Registrant and Chemical Bank, N.A., as Trustee dated as of January 1, 1990

         Incorporated by reference to Exhibit 4.8 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1990, File No. 1-7725, the copy of the First Supplemental Indenture dated as of January
 1, 1990, between Registrant and Manufacturers Hanover Trust Company, as Trustee (said Indenture defines certain rights of security holders).

4.05 Shareholder Rights Agreement, as amended and restated as of November 7, 1994, between Comdisco, Inc. and Chemical Bank, as Rights Agent, which includes as Exhibit A thereto the Form of Rights Certificate

             Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K, filed on December 6,1994, File No. 1-7725.

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

10.01 Purchase Agreement dated January 27, 1995 by and among Computer Discount Corporation, Nicholas K. Pontikes, as executor of the Estate of Kenneth N. Pontikes, and Nicholas K. Pontikes as trustee of the Pontikes Trust

         Incorporated by reference to Exhibit 2 to Amendment No. 2 to Schedule 13-D filed by Nicholas K. Pontikes, the Pontikes Trust and the Ponchil
     Limited Partnership, dated as of January 27, 1995 and filed with the Commission on February 2, 1995, File No. 1-7725.

11     Computation of Earnings Per Common Share

12     Ratio of Earnings to Combined Fixed Charges and Preferred Stock
       Dividends

27     Financial Data Schedule

b)  Reports on Form 8-K:

On February 15, 1995, the Company filed four (4) Current Reports on Form 8-K, each dated February 15, 1995, reporting Item 7. Financial Statements and Exhibits. The exhibits in the reports included the Amended Credit Agreements between the Company and the banks thereto.

On March 22, 1995, the Company filed a Current Report on Form 8-K, dated March 21, 1995, reporting Item 5. Other Events. The filing reported that the Company had filed a declaratory judgment action against the Dun & Bradstreet Corporation, Dun & Bradstreet Computer Leasing, Inc. and the Fillupar Leasing Partnership, and described additional litigation among the parties.

On March 28, 1995, the Company filed a Current Report on Form 8-K, dated March 24, 1995, reporting Item 7. Financial Statements and Exhibits. The exhibits included in the report related to the Company's $250 million medium term note program.

On April 19, 1995, the Company filed a Current Report on Form 8-K, dated April 13, 1995, reporting Item 7. Financial Statements and Exhibits. The exhibits included in the report related to the Company's $200 million 7.25% Senior Notes due April 15, 1998.

On May 1, 1995, the Company filed a Current Report on Form 8-K, dated April 28, 1995, reporting Item 5. Other Events. The filing reported the repurchase of 300,000 shares of common stock by the Company from Mr. William N. Pontikes and related trusts. Mr. Pontikes is an Executive Vice President and Director of the Company.

On May 15, 1995, the Company filed a Current Report on Form 8-K, dated May 15, 1995 reporting Item 7. Financial Statements and Exhibits. The exhibit in the report was the form of executed Indenture dated February 1, 1995 between the Registrant and The Fuji Bank and Trust Company, as Trustee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     COMDISCO, INC.

     Registrant






Date:  May 15, 1995                              /s/ John J. Vosicky
                                                 John J. Vosicky
                                                 Executive Vice President and
                                                 Chief Financial Officer