Form 10-Q/A
period 1995-03-31
COMDISCO INC
filed 1995-06-26
CIK 722487

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

                                AMENDMENT NO. 1

- --------------------------------------------------------------------------------
The  undersigned   Registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter March 31, 1995 as set forth below:


 1.  Exhibit 27 Financial Data Schedule for the quarter ended March 31, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMDISCO, INC.

                                   Registrant

Date: June 26, 1995        BY:/s/ David J. Keenan
                                David J. Keenan
                         Vice President and Controller