Form 10-Q
period 1995-06-30
COMDISCO INC
filed 1995-08-14
CIK 722487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1995

or

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


                                Name of each                  Number of shares
       Title of                 exchange on                  outstanding as of
     each class               which registered                 June 30, 1995
    --------------         -----------------------           -----------------
    Common stock,          New York Stock Exchange                  34,992,936
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

Comdisco, Inc. and Subsidiaries

INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)


    Consolidated Statements of Earnings and Retained Earnings --
      Three and Nine Months Ended June 30, 1995 and 1994....................   3

    Consolidated Balance Sheets --
      June 30, 1995 and September 30, 1994..................................   4

    Consolidated Statements of Cash Flows --
      Nine Months Ended June 30, 1995 and 1994..............................   5

    Notes to Consolidated Financial Statements..............................   7



  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................................   9



PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................  13


SIGNATURES..................................................................  15

PART I. FINANCIAL INFORMATION
Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED) (in millions except per share data)
For the Three and Nine Months Ended June 30, 1995 and 1994

                                                        Three Months Ended       Nine Months Ended
                                                              June 30                 June 30
                                                         ------------------      -----------------
                                                          1995         1994        1995       1994
                                                         -----         ----       -----       ----
Revenue
   Leasing
     Operating .....................................   $    291    $    244    $    812    $    760
     Direct financing ..............................         44          46         137         139
     Sales-type ....................................         53          74         210         255
                                                       --------    --------    --------    --------
        Total leasing ..............................        388         364       1,159       1,154

   Sales ...........................................         74          64         269         207
   Disaster recovery ...............................         68          60         197         178
   Other ...........................................          9          26          31          40
                                                       --------    --------    --------    --------
     Total revenue .................................        539         514       1,656       1,579
                                                       --------    --------    --------    --------

Costs and expenses
   Leasing
     Operating .....................................        214         181         597         564
     Sales-type ....................................         35          51         156         194
                                                       --------    --------    --------    --------
        Total leasing ..............................        249         232         753         758

   Sales ...........................................         62          53         225         171
   Disaster recovery ...............................         60          55         176         166
   Selling, general and administrative .............         58          60         172         157
   Litigation charge ...............................         --          10          --          10
   Interest ........................................         68          64         206         198
                                                       --------    --------    --------    --------
     Total costs and expenses ......................        497         474       1,532       1,460
                                                       --------    --------    --------    --------

Earnings before income taxes .......................         42          40         124         119
Income taxes .......................................         16          16          47          48
                                                       --------    --------    --------    --------
Net earnings  before preferred dividends ...........         26          24          77          71
Preferred dividends ................................         (2)         (2)         (6)         (6)
                                                       --------    --------    --------    --------
Net earnings  to common stockholders ...............   $     24    $     22    $     71    $     65
                                                       ========    ========    ========    ========

Retained earnings at beginning of period ...........   $    721    $    686    $    681    $    650
Net earnings  to common stockholders ...............         24          22          71          65
Cash dividends paid on common stock ................         (3)         (3)        (10)        (10)
                                                       --------    --------    --------    --------
Retained earnings at end of period .................   $    742    $    705    $    742    $    705
                                                       ========    ========    ========    ========

Net earnings per common and common equivalent share:
      Net earnings  to common stockholders .........   $    .66    $    .57    $   1.92    $   1.66
                                                       ========    ========    ========    ========

Cash dividends paid per common share ...............   $    .09    $    .09    $    .27    $    .26
                                                       ========    ========    ========    ========

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)

                                                              June 30   September 30
                                                               1995          1994
                                                           -----------  ------------
                                                           (unaudited)     (audited)
ASSETS
Cash and cash equivalents .................................   $      54    $      51
Cash - legally restricted .................................          21           37
Receivables, net ..........................................         159          169
Inventory of equipment ....................................         154          145
Leased assets:
  Direct financing and sales-type .........................       2,028        2,144
  Operating (net of accumulated depreciation) .............       2,034        1,696
                                                              ---------    ---------
    Net leased assets .....................................       4,062        3,840
Buildings, furniture and other, net .......................         166          168
Other assets ..............................................         401          397
                                                              ---------    ---------
                                                              $   5,017    $   4,807
                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable .............................................   $     790    $     593
Term notes payable ........................................         207          291
Senior notes ..............................................       1,328        1,073
Accounts payable ..........................................          99           84
Income taxes ..............................................         242          229
Other liabilities .........................................         334          248
Discounted lease rentals ..................................       1,254        1,548
                                                              ---------    ---------
                                                                  4,254        4,066
                                                              ---------    ---------
Stockholders' equity:
  Preferred stock $.10 par value.
    Authorized 100,000,000 shares:
       8.75% Cumulative Preferred Stock, Series A and B.
       $25 stated value and liquidation preference.
       3,758,800 shares  issued
      (4,000,000 at September 30, 1994) ...................          94          100
  Common stock $.10 par value.
    Authorized 200,000,000 shares issued 47,833,401 shares
    (47,300,054 at September 30, 1994) ....................           5            5
  Additional paid-in capital ..............................         151          139
  Deferred compensation (ESOP) ............................          (8)         (10)
  Deferred translation adjustment .........................          15           --
  Retained earnings .......................................         742          681
                                                              ---------    ---------
                                                                    999          915
  Common stock held in treasury, at cost; 12,840,465 shares
   (10,604,146 shares at September 30, 1994) ..............        (236)        (174)
                                                              ---------    ---------
      Total stockholders' equity ..........................         763          741
                                                              ---------    ---------
                                                              $   5,017    $   4,807
                                                              =========    =========

See accompanying notes to consolidated financial statements.

Comdisco,   Inc.  and  Subsidiaries
CONSOLIDATED   STATEMENTS  OF  CASH  FLOWS (UNAUDITED)
(in  millions)
Nine Months  Ended June 30,  1995 and 1994


                                                                  1995        1994
                                                               ---------    --------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
   Operating lease and other leasing receipts ..............   $     934    $     860
   Direct financing and sales-type leasing receipts ........         718          659
   Leasing costs, primarily rentals paid ...................         (28)         (36)
   Sales ...................................................         258          216
   Sales costs .............................................        (135)         (98)
   Disaster recovery receipts ..............................         208          175
   Disaster recovery costs .................................        (159)        (149)
   Other revenue ...........................................          31           20
   Selling, general and administrative expenses ............        (176)        (141)
   Interest ................................................        (200)        (200)
   Income taxes ............................................          (7)         (34)
                                                               ---------    ---------
     Net cash provided by operating activities .............       1,444        1,272
                                                               ---------    ---------

Cash flows from investing activities:
  Equipment purchased for leasing ..........................      (1,438)      (1,068)
  Investment in disaster recovery facilities ...............          (6)         (36)
  Other ....................................................         (14)         (12)
                                                               ---------    ---------
     Net cash used in investing activities .................      (1,458)      (1,116)
                                                               ---------    ---------

Cash flows from financing activities:
   Discounted lease proceeds ...............................         236          520
   Net increase in notes and term notes payable ............         197          127
   Issuance of term notes and senior notes .................         954          232
   Maturities and repurchases of term notes and senior notes        (765)        (384)
   Principal payments on nonrecourse debt ..................        (530)        (639)
   Common stock repurchased and placed in treasury .........         (80)         (27)
   Preferred stock repurchased .............................          (6)          --
   Decrease  in legally restricted cash ....................          16            1
   Dividends paid on common stock ..........................         (10)         (10)
   Dividends paid on preferred stock .......................          (6)          (6)
   Other ...................................................          11            6
                                                               ---------    ---------
     Net cash provided by (used) in financing activities ...          17         (180)
                                                               ---------    ---------

Net increase (decrease) in cash and cash equivalents .......           3          (24)
Cash and cash equivalents at beginning of period ...........          51           70
                                                               ---------    ---------
Cash and cash equivalents at end of period .................   $      54    $      46
                                                               =========    =========

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)

Nine Months Ended June 30, 1995 and 1994



                                                                                     1995       1994
                                                                                    ------     -----
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings ...................................................................   $    77   $    71

Adjustments to reconcile net earnings to net cash provided by operating activities:

    Leasing costs, primarily
      depreciation and amortization ............................................       725       722
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals ............................       493       365
    Cost of sales ..............................................................        90        73
    Interest ...................................................................         6        (2)
    Litigation charge ..........................................................        --        10
    Income taxes ...............................................................        40        14
Other - net ....................................................................        13        19
                                                                                   -------   -------
                  Net cash provided by operating activities ....................   $ 1,444   $ 1,272
                                                                                   =======   =======


Supplemental schedule of noncash financing activities:

  Assumption of discounted lease rentals in lease
       portfolio acquisition ...................................................   $    --   $     2
                                                                                   =======   =======

  Common stock issued upon conversion of 6% convertible
       subordinated promissory note ............................................   $    20        --
                                                                                   =======   =======




See accompanying notes to consolidated financial statements.

         Comdisco, Inc. and Subsidiaries
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         June 30, 1995 and 1994

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

         2.       Interest-Bearing Liabilities

         At June 30, 1995, the Company had $1.2 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities, of which approximately $410 million was unused.

         The average daily borrowings outstanding during the nine months ended June 30, 1995 were approximately $3.7 billion, with a related weighted average interest rate of 7.25%. This compares to average daily borrowings during the first nine months of fiscal 1994 of approximately $3.6 billion, with a related weighted average interest rate of 7.17%.

         3.       Senior Notes

         On February 13, 1995, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for a shelf offering of up to $500 million of Senior Debt Securities (the "1995 Shelf") on terms to be set at the time of each sale.

         Pursuant to the 1995 Shelf, the Company, on April 13, 1995 (the "Funding Date"), issued $200 million of 7.25% Notes Due April 15, 1998 (the "7.25% Notes"). Between the Funding Date and the maturity of the Company's outstanding 8.95% Senior Notes due May 15, 1995, which aggregated $150 million in principal amount (the "8.95% Senior Notes"), the Company used the net proceeds from the sale of the 7.25% Notes to reduce outstanding notes payable (short-term debt), which in turn made short-term debt available to redeem the 8.95% Senior Notes.

         The Company originally designated $250 million in Debt Securities as "Medium Term Notes, Series D" under the 1995 Shelf, $50 million of which Medium Term Notes have been issued. On June 6, 1995, the Company redesignated $150 million of the remaining $200 million of Medium Term Notes, together with $50 million in Debt Securities previously undesignated under the 1995 Shelf as its "6.50% Notes Due June 15, 2000" (the "6.50% Notes"), and the Company issued the aggregate $200 million of the 6.50% Notes on June 15, 1995. The net proceeds of the sale of the 6.50% Notes have been used for general corporate purposes.

         An aggregate of $50 million of Medium-Term Notes remain available for issuance under the 1995 Shelf.

         4.       Common Stock

         On July 25, 1995, the Board of Directors declared a quarterly cash dividend of $.09 per common share to be paid on September 4, 1995 to common stockholders of record as of August 4, 1995.

         During the quarter ended June 30, 1995, the Company purchased 456,330 shares of its common stock at an aggregate cost of approximately $13 million. At June 30, 1995, the Company had a remaining authorization of approximately $2 million to purchase common stock. On July 25, 1995, the Board of Directors authorized an additional $25 million for the Company's repurchase plan.

         On March 1, 1995, the Company issued 1 million shares from Treasury upon the conversion of a $20 million convertible subordinated promissory note. These shares were repurchased on the same day at a price of $25 per share.

         5.       Earnings  Per Common Share

         Average common and common equivalent shares outstanding for the three months ended June 30, 1995 and 1994 were 36,574,534 and 38,331,698, respectively. Average common and common equivalent shares outstanding for the nine months ended June 30, 1995 and 1994 were 36,875,038 and 38,835,317, respectively.

         Earnings per common and common equivalent share reflects the assumed exercise of stock options that would have a dilutive effect on earnings per common share if exercised.

         Comdisco, Inc. and Subsidiaries

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net Earnings
         ------------
         Net earnings to common stockholders (hereinafter referred to as "net earnings") for the three months ended June 30, 1995 were $24 million, or $.66 per share, as compared to $22 million, or $.57 per share, for the three months ended June 30, 1994. Net earnings for the nine months ended June 30, 1995, were $71 million, or $1.92 per share, as compared to $65 million, or $1.66 per share, for the year earlier period. The increase in net earnings in the three and nine months ended June 30, 1995 compared to the year earlier periods is due to increases in earnings contributions from operating leases, sales and disaster recovery activities and, offset by increases in selling, general and administrative expense (see below under "Three months ended June 30, 1995" and "Nine months ended June 30, 1995" for the definition of, and information on, the Proceeds and the Contribution and their impact on the period to period comparisons of the "other revenue" and "selling, general and administrative expense" income statement line items). A decrease in the estimated effective tax rate from the 40% utilized in the three and nine months ended June 30, 1994 compared to 38% in the current year periods also positively impacted net earnings. Overall remarketing activity remained strong, although such activity slowed somewhat in the current quarter compared to the first two quarters of fiscal 1995, and margins on remarketing remained stable. Earnings per share in the current year periods benefited from the Company's stock repurchase program, which has reduced the average common equivalent shares outstanding.

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

         Leasing
         -------
         Leasing volume in the three and nine months ended June 30, 1995 increased as compared to the year earlier periods. In general, improving worldwide economies coupled with continued demand for high technology equipment, including mainframes, have had a favorable impact on volume in the current fiscal year. Other factors having a positive impact on volume include the acquisition of Promodata S.A. in June 1994 (the "Acquisition"), the growth of the Company's semiconductor manufacturing equipment leasing activities, and improving markets in Europe. This growth in volume results in an increased amount of equipment available for remarketing in future periods.

         Cost of equipment placed on lease was $518 million during the quarter ended June 30, 1995. This compares to cost of equipment placed on lease of $425 million and $536 million during the quarters ended June 30,1994 and March 31, 1995, respectively. During the nine months ended June 30, 1995, cost of equipment placed on lease totaled $1.6 billion compared to $1.2 billion during the nine months ended June 30, 1994.

         During the last eighteen months, the mainframe market has remained strong. Recent announcements by the major manufacturers indicate a backlog in orders. Additionally, Hitachi Data Systems has announced the "Skylark" family of processors that are expected to begin shipment in late 1995. In addition to mainframes there are technological advances in both direct access storage devices and tape drives. The Company remains an active participant in the mainframe and related peripheral markets.

         Under the terms of the Acquisition, the Company assumed management responsibility for the Promodata lease portfolio through initial lease termination and ownership of the equipment thereafter. The Company earns a fee for managing the Promodata lease portfolio. The Acquisition has had a favorable impact on the Company's operating lease portfolio and related operating lease revenue resulting from the remarketing of the Promodata lease portfolio. Management fees are included in other revenue. The Acquisition also increased selling, general and administrative expenses, primarily personnel related costs, as Promodata personnel necessary for the on-going management of the portfolio transferred to the Company.

         Disaster Recovery Services
         --------------------------
         The Company's disaster recover activities have remained strong throughout the current fiscal year. New recovery services and expanded platform support coupled with enhancements to existing services has enabled the Company to expand its revenue base with existing customers, while attracting new customers. This growth, in conjunction with strong cost containment efforts and tight capital budgeting has resulted in higher profit contributions and improved margins from these activities. The Company will continue to invest in markets with growth opportunities, while maintaining its technological capabilities in existing and developing markets.

         Systems Integration
         -------------------
         The emerging markets for client/server and distributed processing represent opportunities for hardware, disaster recovery and consulting services. The Company is developing services to assist customers in the planning, design and implementation of distributed applications and data, integrating multiple departmental networks within the corporate network, and tracking and controlling all technology assets in the enterprise. While these activities generated revenue in both the second and third quarters of fiscal 1995, the Company does not anticipate earnings contributions from such activities until late fiscal 1996.

         Three months ended June 30, 1995
         --------------------------------
         Total revenue for the three months ended June 30, 1995 was $539 million compared to $514 million in the prior year quarter. Total leasing revenue of $388 million for the quarter ended June 30, 1995 represented an increase of 7% compared to the year earlier period. Total leasing revenue was $411 million in the second quarter of fiscal 1995. The increase in total leasing revenue in the current quarter compared to the prior year quarter is due to increased operating lease revenue. Operating lease revenue in the current quarter increased compared to the second quarter of fiscal 1995, representing the third consecutive quarter-to-quarter increase in operating lease revenue. The Company expects operating lease revenue to increase in the fourth quarter as compared to the third quarter of fiscal 1995, primarily due to the increase in operating leased assets since September 30, 1994. The decrease in total leasing revenue in the current quarter compared to the second quarter of fiscal 1995 is due to a decrease in remarketing activities, which resulted in lower sales-type lease revenue.

         Operating lease revenue minus operating lease cost was $77 million, or 26.5% of operating lease revenue (the "Lease Margin"), and $63 million, or 25.8% of operating lease revenue, in the three months ended June 30, 1995 and 1994, respectively. The Company expects the Lease Margin to remain at or slightly below current levels throughout the remainder of fiscal 1995.

         Revenue from disaster recovery activities for the three months ended June 30, 1995 and 1994 was $68 million and $60 million, respectively, a 12% increase. Cost of disaster recovery activities for the three months ended June 30, 1995 was $60 million and $55 million, respectively, an 8% increase.

         Other revenue for the three months ended June 30, 1995 and 1994 was $9 million and $26 million, respectively. Fiscal 1994 other revenue includes the receipt of key-man life insurance proceeds of $20 million (the "Proceeds") as a result of the death on June 24, 1994 of Mr. Kenneth N. Pontikes, Founder, Chairman of the Board and President of Comdisco, Inc. Excluding the Proceeds, the increase in the current period compared to the prior year period is primarily due to revenue from managing the Promodata S.A. lease portfolio. Revenue from the sale of warrants and ownership positions generated in conjunction with the Company's lease financing transactions with early-stage high technology companies was $3 million for the three months ended June 30, 1995 and 1994.

         Total costs and expenses of $497 million for the quarter ended June 30, 1995 represented a 5% increase compared to the prior year period. The increase is primarily due to increased leasing costs and cost of sales related to increasing operating lease revenue and sales revenue, respectively. Other factors contributing to the increase include higher selling, general and administrative costs (excluding the Contribution) and an increase in interest expense.

         Cost of sales for the three months ended June 30, 1995 and 1994 were $62 million and $53 million, respectively. Margins on sales were 16% and 17% in the quarters ended June 30, 1995 and 1994, respectively.

         In the third quarter of fiscal 1994, the Company increased by $10 million the litigation reserve, originally established in fiscal 1992, to cover the then current estimate of the continuing costs associated with the Company's litigation with International Business Machines Corporation ("IBM"), IBM Credit Corporation and certain IBM-related limited partnerships. This litigation was settled in August 1994. (See Notes 8 and 9 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (the "1994 Consolidated Financial Statements") for a discussion of the litigation reserve and the IBM litigation settlement).

         Selling, general and administrative expenses were $58 and $60 million for the three months ended June 30, 1995 and 1994, respectively. Selling, general and administrative expenses were $58 million in the second quarter of fiscal 1995. During the quarter ended June 30,1994, the Company recorded a contribution of $10 million (the "Contribution") to establish and fund the Comdisco Foundation (the "Foundation"). The Foundation is intended to fulfill the Company's social and philanthropic responsibilities to the communities in which it operates. Excluding the effect of the Contribution, the increase in selling, general and administrative expenses is primarily due to the Acquisition, which increased selling, general and administrative expenses by approximately $5 million in the current quarter compared to the prior year quarter. Other factors contributing to the increase include the development of the Company's system integration activities, offset by reduced expenditures resulting from improved operating efficiencies in the Company's leasing operations.

         Interest expense for the three months ended June 30, 1995 totaled $68 million in comparison to $64 million in the quarter ended June 30, 1994 and $70 million in the quarter ended March 31, 1995. The increase in interest expense in the current period compared to the year earlier period primarily reflects rising interest rates on domestic short-term borrowings and an increase in average daily borrowings (see Note 2 of Notes to Consolidated Financial Statements). The increase in average daily borrowings in the current quarter as compared to the year ago period reflects the increase in leasing volume and the impact of the Company's stock repurchase program. The decrease in interest expense in the three months ended June 30, 1995 compared to the three months ended March 31, 1995 is due to reduced average daily borrowings resulting from higher net cash provided by operating activities.

         Nine Months Ended June 30, 1995
         -------------------------------
         Total revenue was $1.7 billion and $1.6 billion for the nine months ended June 30, 1995 and 1994, respectively. Leasing revenue was $1.2 billion for the nine months ended June 30, 1995 and 1994. Increases in operating lease revenue were offset by decreases in sale-type lease revenue. Revenue from the sale of warrants and ownership positions generated in conjunction with the Company's lease financing transactions with early-stage high technology companies was $7 million for the nine months ended June 30, 1995 and 1994.Other revenue in the current year period includes $3 million of gains generated from the sale of stock originally received by the Company in fiscal 1993 in connection with the sale of its formerly wholly-owned subsidiary, Comdisco Systems, Inc. Other revenue in the prior year quarter includes the Proceeds.

         Total costs and expenses of $1.5 billion for the nine months ended June 30, 1995, represented an increase of 5% over the comparative period of the prior year. The increase is primarily due to higher operating lease costs and costs of sales resulting from increased operating lease revenue and sales, respectively, offset by lower sale-type costs.

         The Lease Margin was $215 million, or 26.5% of operating lease revenue, and $196 million, or 25.8% of operating lease revenue, in the nine months ended June 30, 1995 and 1994, respectively.

         Selling, general and administrative expenses totaled $172 million and $157 million for the nine months ended June 30, 1995 and 1994, respectively. The increase is primarily due to the Acquisition, which increased selling, general and administrative expense by $15 million in the current period. Selling, general and administrative expenses for the nine months ended June 30, 1994 include the Contribution.

         Interest expense was $206 million for the nine months ended June 30, 1995 as compared to $198 million for the year earlier period. The increase in interest expense is primarily due to rising interest rates and higher average daily borrowings.

         Financial Condition
         -------------------
         The Company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

         Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the nine months ended June 30, 1995 was $1.4 billion, compared to $1.3 billion for the year earlier period. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio. The Company expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.

         Item 6. Exhibits and Reports on Form 8-K.
         a)  Exhibits:

Exhibit No.                                 Description of Exhibit

4.01 Indenture Agreement between Registrant and The Fuji Bank and Trust Company, as Trustee, dated as of February 1, 1995

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

4.07 Certificate of Designations with respect to the Company's 8 3/4% Cumulative Preferred Stock, Series B, as filed with the Secretary of the State of Delaware on July 2, 1993

                 Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated June 30, 1993, as filed with the Commission July 21, 1993, File No. 1-7725.

11               Computation of Earnings Per Common Share

12               Ratio of Earnings to Combined Fixed Charges and Preferred
                 Stock Dividends

27               Financial Data Schedule

b)  Reports on Form 8-K:

         On May 15, 1995, the Company filed a Current Report on Form 8-K, dated May 15, 1995, and on May 16, 1995, a related Form 8-K/A (the "Reports"), reporting Item 7. Financial Statements and Exhibits. The exhibit in the Reports was the form of executed Indenture dated February 1, 1995 between the Registrant and The Fuji Bank and Trust Company, as Trustee.

         On June 23, 1995, the Company filed a Current Report on Form 8-K, dated June 23, 1995 reporting Item 7. Financial Statements and Exhibits. The exhibits included in the report related to the Company's $200 million 6.50% Senior Notes due June 15, 2000.

         SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 COMDISCO, INC.

                                   Registrant






         Date:  July 31, 1995                               /s/ John J. Vosicky
                                                            -------------------
                                                                 John J. Vosicky
                          Executive Vice President and
                            Chief Financial Officer