Form 10-K
period 1995-09-30
COMDISCO INC
filed 1995-12-20
CIK 722487

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -----------------
                                   FORM 10-K
                               -----------------
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1995
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                               -----------------
                         Commission file number 1-7725

                                 COMDISCO, INC.
                            (a Delaware Corporation)
                               -----------------
                             6111 North River Road
                            Rosemont, Illinois 60018
                            Telephone (708) 698-3000
                I.R.S. Employer Identification Number 36-2687938
                               -----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
      Titles of each class                                   on which registered
----------------------------                        ----------------------------
Common Stock                                             New York Stock Exchange
$.10 par value                                      Chicago Stock Exchange, Inc.
Common Stock Purchase Rights                             New York Stock Exchange
                                                    Chicago Stock Exchange, Inc.
8.75% Cumulative Preferred Stock, Series A and B         New York Stock Exchange
   $25 stated value and liquidation preference
                               -----------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes XX No. .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by nonaffiliates of the Registrant as of December 1, 1995 was approximately $812,606,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. As of September 30, 1995, there were 52,270,596 shares of the Registrant's common stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1995 are incorporated by reference into
            Part I and II.
2. Portions of Comdisco, Inc.'s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 23, 1996 filed within 120 days of fiscal year end are incorporated by reference into Part III.

                                       1
================================================================================

Comdisco, Inc. and Subsidiaries

TABLE OF CONTENTS

PART I.

         Item 1.    Business...................................................3

         Item 2.    Properties.................................................7

         Item 3.    Legal Proceedings .........................................7

         Item 4.    Submission of Matters to a Vote of Security Holders........7

PART II.

         Item 5.    Market for the Registrant's Common Equity
                       and Related Stockholder Matters.........................8

         Item 6.    Selected Financial Data....................................9

         Item 7.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operation .....................9

         Item 8.    Financial Statements and Supplementary Data................9

         Item 9.    Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure..................9

PART III.

         Item 10.  Directors and Executive Officers of Registrant..............9

         Item 11.  Executive Compensation .....................................9

         Item 12.  Security Ownership of Certain Beneficial Owners
                       and Management..........................................9

         Item 13.  Certain Relationships and Related Transactions.............10

PART IV.

         Item 14.  Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K.....................................10


SIGNATURES................................................................... 11

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES...............12

INDEX TO EXHIBITS.............................................................15

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

         Note 9 of Notes to Consolidated Financial Statements on page 42 of the Annual Report to Stockholders for the year ended September 30, 1995 is incorporated herein by reference (said footnote contains information regarding discontinued operations).

         The Company was founded in 1969 and incorporated in Delaware in 1971. The executive offices of the Company are located in the Chicago area, at 6111 North River Road, Rosemont, Illinois 60018, and its telephone number is (708) 698-3000. At September 30, 1995, the Company had approximately 2,100 full-time employees.

         The Company does not own any patents, trademarks, licenses, or franchises which would be considered significant to the Company's businesses.

         The Company's businesses are not seasonal, however, quarter-to-quarter results from operations can vary significantly.

         The amount of backlog orders is not applicable to the Company's businesses.

         The Company's operations are conducted through its principal office in the Chicago area and approximately fifty offices in the United States, Canada, Europe and the Pacific Rim. The Company also operates in South America, however, it does not maintain local offices. Subsidiaries in Europe and Canada offer services similar to those offered in the United States, although the Company's European leasing operations are predominately in the computer marketplace. The Company's disaster recovery activities include the domestic, Canadian and European marketplaces.

         See "International Operations" on page 30 of the Annual Report to Stockholders for the fiscal year ended September 30, 1995 (which is incorporated herein by reference) for a discussion of the Company's geographic results of operations in fiscal 1995, 1994 and 1993 and Note 15 of Notes to Consolidated Financial Statements on pages 46 and 47 of the Annual Report to Stockholders for the year ended September 30, 1995, which includes geographic segment and export sales information and is incorporated herein by reference.

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

                         See "Leasing" on pages 27 and 28 of the Annual Report to Stockholders for the fiscal year ended September 30, 1995 for a discussion of mainframes and client/server (which is incorporated herein by reference).

                         The focus of the Company's activities with respect to particular models of computer equipment changes periodically as a result of changes in market conditions and advances in computer technology. During the last eighteen months, the mainframe market has remained strong. Recent announcements by the major manufacturers indicate a backlog in orders. In September, 1994, IBM began shipping the first of its CMOS-based parallel processors, which have been positioned as price-competitive replacements models for pre-1990 IBM mainframes and the Company includes these models in its activities. Additionally, Hitachi Data Systems has announced the "Skyline" family of processors that are expected to begin shipment in late 1995. In addition to mainframes there are technological advances in both direct access storage devices and tape drives. The Company remains an active participant in the mainframe, client/server and related peripheral markets.

                         Advances in technology affect the market for computer products and may also have an impact on the way the Company conducts its leasing activities.

                         Desktop: The Company leases PC's and workstations made by most of the leading manufacturers. The Company's lease transactions also include high-end servers, printers and other desktop related equipment. The Company's integrated asset management software tools let customers order, track and manage their inventory of desktop equipment. The Company has business partnerships and/or vendor leasing programs with major workstation manufacturers.

                         Other services: In fiscal 1994, the Company formed a systems integration group to address the needs of the developing open systems market, including client/server (client/server computing is a type of processing in which a client requests a service or information from a server that performs the service and/or returns the requested information to the client). The Company provides services and consultants to assist customers in implementing or utilizing an open systems platform. These services, which are designed to complement the company's computer leasing activities, include transitional strategies, integration planning and implementation, financing (hardware and software), and business continuity planning. The Company, together with its consultants and strategic alliances with client/server product providers, provides customers with solutions based on requirements and goals.

                         The Company's asset management services assist customers in: planning and implementing major data center relocations and consolidations; evaluating information technology needs and system assessments; equipment procurement strategies and timing.


         Other
         High
         Technology
        Equipment:       Medical:  Through  its  subsidiaries,  the  Company
                         leases medical and other high technology equipment to healthcare providers, including used, reconditioned medical equipment. The Company's portfolio includes angiography, MRI systems, CT Scanners and nuclear imaging devices. Additionally, the Company has a comprehensive medical equipment refurbishing facility and has earned ISO 9002 certification for its facility.

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

The Company competes in the leasing marketplace as a lessor and as a dealer of new and used computer and selected other high technology equipment. The Company competes with different firms in each of its activities. The Company's competition includes equipment manufacturers such as IBM, Hewlett Packard, Amdahl, Hitachi Data Systems, AT&T, Rolm, Hitachi Medical Systems, Siemens Medical Systems and General Electric, other equipment dealers, brokers and leasing companies (including captive or related leasing companies of IBM, AT&T and General Electric and others) as well as financial institutions, including commercial banks and investment banking firms. While its competitive methodologies will differ, in general, the Company competes mainly on the basis of its expertise in remarketing equipment, terms offered in its transactions, its reliability in meeting its commitments, its manufacturers' independence and its ability to develop and offer alternative solutions and options to high technology equipment users. The Company believes it is a full service lessor. Primarily as a result of technological changes, competition has increased in the leasing industry and the number of companies offering competitive services, such as asset management and other high technology equipment leasing, has increased. Competitive alliances have also impacted the leasing industry.

In mainframes the Company believes that it competes primarily with the manufacturers and their captive or related leasing companies, if any, and with a few other leasing companies. The Company also believes that, aside from IBM and its captive leasing company, IBM Credit Corp., it is one of the largest purchasers, sellers and lessors of IBM equipment. The Company does not believe that a significant amount of used IBM equipment is sold independently by owner-users of the equipment to other owner-users. The Company's continued ability to compete effectively may be affected by policies of IBM.

In desktop, medical, electronics and telecommunications, the Company believes it competes with the manufacturers and their captive leasing companies and approximately five significant leasing companies, as well as banks and other lessors and financial and lending institutions throughout the United States and Canada. In its other services, the Company competes with manufactures and other national and regional consulting and services organizations.

The Company's continued ability to compete is also affected by its ability to attract and retain well qualified personnel and the availability of financing.

DISASTER RECOVERY SERVICES

These services include emergency data processing backup, principally for large system users of IBM and IBM-compatible equipment, business (end user) recovery, including workarea and voice recovery capabilities, consulting services in business continuity planning, network services and data protection, as well as other related data processing services, throughout the United States, Canada and Europe. These services are designed to help minimize the impact of a significant interruption of the operations of, or inaccessibility to, the customer's data processing facility and/or communications network. The Company also provides backup capabilities for Digital Equipment Corporation, IBM midrange processors, Unisys, Hewlett Packard, Stratus, and Tandem System equipment users.

The Company believes that it competes with approximately two significant domestic companies, IBM and SunGard Data Systems, Inc., as well as other regional firms in the domestic, Canadian and European marketplace, which provide contract disaster recovery services and that it is the largest international provider of such services.

Through its network and facilities strategy entitled CDRS Net, the Company offers customers access to its North American facilities, including a range of data processing recovery services at hot sites, Customer Control Centers ("CCC") and shell sites. Hot sites are equipped computer facilities that include central processing units, peripherals and communications equipment. A CCC interfaces customers to geographically separated hot sites by means of telecommunications lines. Most facilities also include workarea, voice, and network capabilities. Capabilities also include client/server platforms and midrange systems.

Of the Company's thirty-one locations, nine serve as data center recovery environments providing hot site and/or shell site services. These nine regional recovery centers serve major commercial centers, including New York, Chicago, Northern and Southern California, Texas, Georgia, as well as a location in Southern New Jersey that serves the Mid-Atlantic region and a center located in Toronto, Canada. Each recovery center has at least one hot site or CCC and includes telecommunications capabilities, conference rooms, office space, support areas, and appropriate on-site technical personnel.


Item 2.  Properties

The Company owns its principal executive office building in Rosemont, Illinois that has approximately 269,000 square feet, and has pledged the property as part of a mortgage agreement. The Company leases office space for sales offices in various domestic and international locations. The Company's technical services division utilizes a 250,000 square foot building owned by the Company in Schaumburg, Illinois. This space is used primarily for refurbishing, maintenance and equipment storage. The Company's disaster recovery services division presently occupies eight recovery centers owned by the Company, including 151,000 square feet in Illinois, 34,000 square feet in Texas, 42,000 square feet in Georgia, 56,000 square feet in Toronto, Canada, two recovery centers each in New Jersey of 81,000 and 72,000 square feet, and California of 52,000 and 38,000 square feet. The Company's disaster recovery services division also leases 255,000, 14,000 and 10,000 square feet in New Jersey, Missouri, and Canada, respectively. Existing Company-owned facilities can be enlarged and expanded as required to support additional growth. The Company's disaster recovery services division also owns and leases facilities in several European countries. The Company's medical refurbishment subsidiary leases approximately 100,000 square feet in Wood Dale, Illinois. The Company's electronic group leases approximately 35,000 square feet in San Jose, California, to be used primarily for refurbishing, maintenance and equipment storage.

Item 3.  Legal Proceedings

No material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended September 30, 1995.

PART II.

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

STOCK SPLIT

On November 7, 1995, the Board of Directors authorized a three-for-two split of the Company's common stock to be distributed on December 8, 1995, to holders of record on November 17, 1995. Accordingly, all references in the Company's Annual Report to Stockholders' for the year ended September 30, 1995 and the Company's Annual Report on Form 10-K for the year ended September 30, 1995 to common share data have been adjusted to reflect the split.

PRICE RANGE OF COMMON STOCK

Price Range of Common Stock on page 30 of the Annual Report to Stockholders for the year ended September 30, 1995 is incorporated herein by reference.

COMMON STOCK REPURCHASE PROGRAM

During fiscal 1995, the company purchased 5,260,167 shares of its outstanding common stock at an aggregate cost of $86 million. These purchases, when added to the shares purchased in prior years, bring the total number of common shares purchased to 24.1 million (1.5 million shares were issued upon conversion of a 6% convertible subordinated promissory note in fiscal 1995 and an additional 2.9 million shares were distributed as a common stock dividend on March 30, 1992), at an aggregate cost of $283 million. At September 30, 1995, the company had a remaining authorization of approximately $16 million to purchase common stock. An additional 760,200 shares of common stock were purchased between September 30, 1995 and November 7, 1995 at a cost of $14 million. On November 7, 1995, the Board of Directors authorized an additional $50 million for the company's stock repurchase program.

SHAREHOLDER RIGHTS PLAN

On November 18, 1987, the Board adopted a shareholders rights plan and pursuant thereto declared a dividend distribution of one Right for each outstanding share of common stock of the Company to stockholders of record at the close of business on November 27, 1987 (the "Record Date"). The shareholder rights plan was amended and restated as of November 7, 1994. Each Right entitles the registered holder under certain circumstances to purchase from the Company one share of common stock at a Purchase Price of $63.49, subject to adjustment in certain circumstances. The Purchase Price is to be paid in cash. The Rights become exercisable if (i) a person or group (other than any holder of 20% or more of the common stock on the Record Date and its successors) (an "Acquiring Person") becomes the beneficial owner of 15% or more of the outstanding common stock (and the Company does not redeem the Rights within 15 days thereafter),
(ii) a person or group makes a tender or exchange offer which upon consummation would result in such person or group beneficially owning 15% or more of the common stock (and the Company does not redeem the Rights within 15 days thereafter) or (iii) the Board of Directors determines that a beneficial owner of 10% or more of the common stock is an Adverse Person (as defined in the Rights Agreement). Upon the occurrence of any such event, each Right (other than those held by an Acquiring Person or Adverse Person) will become exercisable for one share of common stock at an adjusted Purchase Price equal to 20% of the then market price of the common stock. The terms of the Rights are set forth in the amended and restated Rights Agreement, dated as of November 7, 1994 (the "Rights Agreement"), between the Company and Chemical Bank, N.A. (formerly Manufacturers Hanover Trust Company), as Rights Agent. The Rights Agreement and a related form of the rights certificate is incorporated by reference to Exhibit 4.04 filed with the Company's Current Report on Form 8-K, filed on December 6, 1994, File No. 1-7725. The foregoing description of the shareholder rights plan does not purport to be complete and is qualified in its entirety by reference to such exhibit.

 DIVIDENDS

The Company has paid cash dividends quarterly since February 1979. Cash dividends paid on common stock were $13 million in both fiscal 1995 and 1994. The most recently declared quarterly common stock cash dividend, $.07 per share, was paid on December 8, 1995 to stockholders of record on November 17, 1995. Subject to the prior right of the holders of the Series A and Series B Preferred Stock, there are no restrictions on the Company's present or future ability to pay common dividends, except its agreement to maintain a debt to net worth ratio pursuant to, and certain other limitations contained in, the Company's multi-option and global revolving credit agreements, none of which have any current application. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon the Company's profit levels and capital requirements as well as financial and other conditions existing at the time. Common stock cash dividends paid were $.24 per share in fiscal 1995 and $.23 per share in fiscal 1994.

Item 6.  Selected Financial Data

Six Year Summary on pages 24 and 25 of the Annual Report to Stockholders for the fiscal year ended September 30, 1995 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 26 through 30 of the Annual Report to Stockholders for the fiscal year ended September 30, 1995 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements on pages 31 through 47 of the Annual Report to Stockholders for the fiscal year ended September 30, 1995 is incorporated herein by reference. Quarterly Financial Data on page 46 of the Annual Report to Stockholders for the fiscal year ended September 30, 1995 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III.

Item 10.  Directors and Executive Officers of Registrant

A description of Directors and Executive Officers of Registrant contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1995 is incorporated herein by reference.

Item 11.  Executive Compensation

A description of Executive Compensation contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1995 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

A description of Security Ownership of Certain Beneficial Owners and Management contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1995 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

A description of Certain Relationships and Related Transactions contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1995 is incorporated herein by reference.

PART IV.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1) and  (a)(2)         Certain  Documents  Filed as Part of the Form  10-K:

                           The financial statements, including supporting schedules, listed in the Index to Financial Statements and Financial Statement Schedule are filed as part of this Form 10-K on page 12.

(a)(3) Exhibits:
                           See Index to Exhibits filed as part of this Form 10-K on pages 15 through 19.

(b) Reports on Form 8-K:

                           On November 27, 1995, the Company filed a current report on Form 8-K, dated November 7, 1995, reporting
                           Item 5. Other Events and Item 7. Financial Statements and Exhibits. The filing was for the Company's announcement of fourth quarter and fiscal 1995 results of operations and included the Company's press release dated November 7, 1995.

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

                                                                  COMDISCO, INC.

DATE: December 20, 1995                                By:   /s/ David J. Keenan
                                                                 David J. Keenan
                                                              Vice President and
                                                            Corporate Controller


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  John F. Slevin
     John F. Slevin
     Chief Executive Officer                              ______________________
     (Principal Executive Officer),                          Philip A. Hewes
     President and  Director                                 Director


/s/  John J. Vosicky                                     /s/ Alan J. Andreini
     John J. Vosicky                                         Alan J. Andreini
     Chief Financial Officer (Principal                      Director
     Financial Officer), Treasurer
     and Director

/s/  David J. Keenan                                     /s/ William N. Pontikes
     David J. Keenan                                         William N. Pontikes
     Vice President (Principal Accounting Officer)           Director
     and Corporate Controller

__________________________                              /s/ Nicholas K. Pontikes
     Robert A. Bardagy                                      Nicholas K. Pontikes
     Director                                               Director

/s/  Edward H. Fiedler, Jr.                              /s/ Rick Kash
     Edward H. Fiedler, Jr.                                  Rick Kash
     Director                                                Director

/s/  C. Keith Hartley                                    /s/ Basil R. Twist, Jr.
     C. Keith Hartley                                        Basil R. Twist, Jr.
     Director                                                Director

_________________________
     Thomas H. Patrick
     Director                                    Each of the above signatures is
                                                affixed as of  December 20, 1995

Comdisco, Inc. and Subsidiaries

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements and notes to consolidated financial statements of Comdisco, Inc. and Subsidiaries and related Independent Auditors' Report, included in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1995, are incorporated by reference in Item 8:

                                                                   Annual Report
                                                                     Page Number
                                                                   -------------


Consolidated Statements of Earnings --
  Years Ended September 30, 1995, 1994 and 1993....................           31

Consolidated Balance Sheets -- September 30, 1995 and 1994.........           32

Consolidated Statements of Stockholders' Equity --
  Years Ended September 30, 1995, 1994 and 1993....................           33

Consolidated Statements of Cash Flows --
  Years Ended September 30, 1995, 1994 and 1993....................        34-35

Notes to Consolidated Financial Statements.........................      36 - 47

Independent Auditors' Report.......................................           48


The following consolidated financial statement schedule of Comdisco, Inc. and Subsidiaries is included in Item 14(d):

                                                                       Form 10-K
                                                                     Page Number
                                                                     -----------
Schedule  II -- Valuation and Qualifying Accounts..................           14


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

[KPMG Peat Marwick LLP Letterhead]


                          Independent Auditors' Report




The Board of Directors and Stockholders
Comdisco, Inc.:

Under date of November 7, 1995, we reported on the consolidated balance sheets of Comdisco, Inc. and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1995, as contained in the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended September 30, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                               /s/KPMG PEAT MARWICK LLP


Chicago, Illinois
November 7, 1995

 Comdisco, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended September 30, 1995
(in millions)

                                                 Additions
                                   Balance at   charged to            Balance at
                                    beginning    costs and                   end
       Description                  of period     expenses   Other     of period
------------------------------     ----------   ----------   -----    ----------

YEAR ENDED SEPTEMBER 30, 1993:

Allowance for
  doubtful accounts                     $21           $10    $(18)<F1>       $13
                                        ===           ===    ====            ===
Litigation reserve                      $15           $ -    $ (9)           $ 6
                                        ===           ===    ====            ===

YEAR ENDED SEPTEMBER 30, 1994:

Allowance for
  doubtful accounts                     $13           $10    $(13)<F1>       $10
                                        ===           ===    ====            ===
Litigation reserve                      $ 6           $10    $(13)           $ 3
                                        ===           ===    ====            ===
YEAR ENDED SEPTEMBER 30, 1995:

Allowance for
  doubtful accounts                     $10           $12    $ (5)<F1>       $17
                                        ===           ===    ====            ===
Litigation reserve                      $ 3           $ -    $  -            $ 3
                                        ===           ===    ====            ===




<F1> Write off of receivables net of recoveries.


Comdisco, Inc. and Subsidiaries
INDEX TO EXHIBITS

           Exhibit No.                    Description of Exhibit
           ----------  ---------------------------------------------------------
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

            3.04       By-Laws of Registrant as amended through November 18,1987

                               Incorporated by reference to Exhibit 3.5 filed with the Company's Annual Report for the year ended September 30, 1987 on Form 10-K, File No. 1-7725.

            4.01 Indenture Agreement between Registrant and Citibank,N.A., as Trustee dated as of June 15, 1992

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

    Exhibit No.                          Description of Exhibit
   -------------        --------------------------------------------------------

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

                               Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K, filed on December 6, 1994, File No. 1-7725.

            4.05 Indenture Agreement between Registrant and The Fuji Bank and Trust Company, as Trustee, dated as of February 1, 1995

                               Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated May 15, 1995, as filed with the Commission on May 15, 1995, File No. 1-7725, the copy of the Indenture dated as of February 1, 1995 between the Registrant and The Fuji Bank and Trust Company, as Trustee (said Indenture defines certain rights of security holders).

           10.01       Employment Agreement with John F. Slevin dated
                       October 20, 1994

                               Incorporated by reference to Exhibit 10.01 filed with the Company's Annual Report for the year ended September 30, 1994 on Form 10-K, File
                               No. 1-7725.

           10.02       Amendment to Employment Agreement dated September 29,1995

           10.03       1979 Stock Option Plan of the Registrant

                               Incorporated by reference to Exhibit 10.3 filed with the Company's Annual Report for the year ended September 30, 1982 on Form 10-K, File No. 1-7725.

           10.04       1981 Stock Option Plan of the Registrant

                               Incorporated by reference to Exhibit 10.4 filed with the Company's Annual Report for the year ended September 30, 1982 on Form 10-K, File No. 1-7725.

           10.05 Amendment to 1979 and 1981 Stock Option Plans of the Registrant dated December 15, 1986

                               Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report for the year ended September 30, 1987 on Form 10-K, File No. 1-7725.

           10.06       1987 Stock Option Plan of the Registrant

                               Incorporated by reference to Exhibit 10.7 filed with the Company's Annual Report for the year ended September 30, 1988 on Form 10-K, File No. 1-7725.

           10.07 Amendment to 1979, 1981 and 1987 Stock Option Plans of the Registrant dated November 4, 1987

                               Incorporated by reference to Exhibit 10.9 filed with the Company's Annual Report for the year ended September 30, 1987 on Form 10-K, File No. 1-7725.

          Exhibit No.                Description of Exhibit
       --------------  ---------------------------------------------------------

           10.08       1989 Non-Employee Director Stock Option Plan.

                               Incorporated by reference to Exhibit 10.11 filed with the Company's Annual Report for the year ended September 30, 1990 on Form 10-K, File No. 1-7725.

           10.09       1991 Stock Option Plan

                              Incorporated by reference to Exhibit 10.08 filed with the Company's Annual Report for the year ended September 30, 1992 on Form 10-K, File No. 1-7725.

           10.10       1992 Long-Term Stock Ownership Incentive Plan

                              Incorporated by reference to Exhibit 10.09 filed with the Company's Annual Report for the year ended September 30, 1992 on Form 10-K, File No. 1-7725

           10.11       Comdisco, Inc. Employee Stock Purchase Plan

                               Incorporated by reference to Exhibit 15 to the Company's Registration Statement on Form S-8 filed on March 19, 1982 and Post-Effective Amendment filed December 21, 1982, File No. 2-76569.

           10.12       Management Compensation Arrangements and Plans

           10.13       Purchase/Sale Agreement - Riverway Project

                               Incorporated by reference to Exhibit 10.1 filed with the Company's Form 10-Q dated March 31, 1988, File No. 1-7725.

           10.14       Financing Agreement - Riverway Project

                               Incorporated by reference to Exhibit 10.18 filed with the Company's Annual Report for the year ended September 30, 1988 on Form 10-K, File No. 1-7725.

           10.15       Facility   agreement  dated  December  30,  1994  and
                       made  between  Comdisco,   Inc.  National Westminster
                       Bank PLC, Barclays Bank PLC and the banks thereto

                              Incorporated by reference to Exhibit 10.01 filed with the Company's Current Report on Form 8-K, filed February 15, 1995, File No. 1-7725.

           10.16 Revolving Credit Facility dated December 30, 1994 between the Company and National Westminster Bank PLC as arranger and administrative agent, the Co-Agents (as defined therein) and the Banks (as defined therein)

                              Incorporated by reference to Exhibit 10.01 filed with the Company's Current Report on Form 8-K, filed February 15, 1995, File No. 1-7725.

           10.17       Note Agreement dated as May 31, 1991

                              Incorporated by reference to Exhibit 10.23 filed with the Company's Annual Report for the year ended September 30, 1992 on Form 10-K, file No. 1-7725.

         Exhibit No.                 Description of Exhibit
         -----------    --------------------------------------------------------

           10.18 Third Amended and Restated Global Credit Agreement by and among Comdisco, Inc., Citibank, N.A. and Nationsbank of North Carolina, N.A. as Co-agents and Co-arrangers and the Financial Institutions Party thereto dated as of December 20, 1994

                              Incorporated by reference to Exhibit 10.01 filed with the Company's Current Report on Form 8-K, filed February 15, 1995, File No. 1-7725.

           10.19 Credit Agreement by and among Comdisco, Inc., Citibank, N.A. and Nationsbank of North Carolina, N.A. as Co-agents and Co-arrangers and the Financial Institutions Party thereto dated as of December 20, 1994

                              Incorporated by reference to Exhibit 10.01 filed with the Company's Current Report on Form 8-K, filed February 15, 1995, File No. 1-7725.

           10.20 Purchase Agreement dated January 27, 1995 by and among Computer Discount Corporation, Nicholas K. Pontikes, as executor of the Estate of Kenneth N. Pontikes, and Nicholas K. Pontikes as trustee of the Pontikes Trust

                               Incorporated   by   reference  to  Exhibit  2  to
                               Amendment No. 2 to Schedule 13-D filed by Nicholas K. Pontikes, the Pontikes Trust and the Ponchil Limited Partnership, dated as of January 27, 1995 and filed with the Commission on February 2, 1995, File No.
                               1-7725.

           10.21 Agreement and Plan of Dissolution of NBB Oil & Gas Partners (U.S.A.) among Comdisco, Inc. and Comdisco Exploration, Inc. and Comdisco Resources, Inc. and NBB Energy Partners I, L.P.

                              Incorporated by reference to Exhibit 10.24 filed with the Company's Annual Report for the year ended September 30, 1994 on Form 10-K, File No. 1-7725.

           10.22       Exchange Agreement among NBB Oil & Gas Partners (USA)

                              Incorporated by reference to Exhibit 10.25 filed with the Company's Annual Report for the year ended September 30, 1994 on Form 10-K, File No. 1-7725.

           11.00       Computation of Earnings Per Share

           12.00 Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

           13.00       Annual Report to Security Holders

                               Six Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements on pages 24 through 47 and the
                               Quarterly Financial Data on page 46 and the Independent Auditors' Report on page 48 of the Annual Report to security holders for the fiscal year ended September 30, 1995 have been incorporated by reference as part of this Form 10-K.

           21.00       Subsidiaries of Registrant

           23.00       Consent of KPMG Peat Marwick LLP dated December 20, 1995

        Exhibit No.                 Description of Exhibit
        -----------            -------------------------------------------------

           27.00       Financial Data Schedule