Form 10-Q
period 1995-12-31
COMDISCO INC
filed 1996-02-09
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                    FORM 10-Q
                         -------------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                 For the quarterly period ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
            For the transition period from __________ to ___________

                         -------------------------------


                          Commission file number 1-7725

                I.R.S. Employer Identification Number 36-2687938

                                 COMDISCO, INC.

                            (a Delaware Corporation)
                              6111 North River Road
                            Rosemont, Illinois 60018
                            Telephone: (847) 698-3000


                               Name of each                     Number of shares
 Title of                      exchange on                     outstanding as of
 each class                 which registered                   December 31, 1995
------------               -----------------                   -----------------

Common stock,              New York Stock Exchange                    51,283,897
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

         Consolidated Statements of Earnings and Retained Earnings --
         Three Months Ended December 31, 1995 and 1994.........................3

         Consolidated Balance Sheets --
         December 31, 1995 and September 30, 1995..............................4

         Consolidated Statements of Cash Flows --
         Three Months Ended December 31, 1995 and 1994.........................5

         Notes to Consolidated Financial Statements............................7



  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................9



PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K...................................11

SIGNATURES....................................................................13

PART I.  FINANCIAL INFORMATION

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED) (in millions except per share data)
For the Three Months Ended December 31, 1995 and 1994

                                                             Three Months Ended
                                                                December 31
                                                                1995       1994
                                                               -----      -----
Revenue
   Leasing
     Operating ...........................................     $ 316      $ 249
     Direct financing ....................................        40         47
     Sales-type ..........................................        40         64
        Total leasing ....................................       396        360

   Sales .................................................        51         90
   Disaster recovery .....................................        70         64
   Other .................................................        13         10
                                                               -----      -----
     Total revenue .......................................       530        524

Costs and expenses
   Leasing
     Operating ...........................................       235        181
     Sales-type ..........................................        24         46
                                                               -----      -----
        Total leasing ....................................       259        227

   Sales .................................................        41         74
   Disaster recovery .....................................        61         58
   Selling, general and administrative ...................        60         56
   Interest ..............................................        65         68
                                                               -----      -----
     Total costs and expenses ............................       486        483
                                                               -----      -----

Earnings before income taxes .............................        44         41
Income taxes .............................................        17         16
                                                               -----      -----
Net earnings before preferred dividends ..................        27         25
Preferred dividends ......................................        (2)        (2)
                                                               -----      -----
Net earnings available to common
    stockholders .........................................     $  25      $  23
                                                               =====      =====

Retained earnings at beginning of period .................     $ 764      $ 681
Net earnings available to common stockholders ............        25         23
Cash dividends paid on common stock ......................        (4)        (3)
                                                               -----      -----
Retained earnings at end of period .......................     $ 785      $ 701
                                                               =====      =====

Net earnings per common and common equivalent share:
     Net earnings available to common stockholders .......     $ .47      $ .41
                                                               =====      =====

Common and common equivalent shares outstanding ..........        54         56
                                                               =====      =====

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)

                                                     December 31 September 30
                                                              1995       1995
                                                           -------    -------
                                                         (unaudited) (audited)
ASSETS

Cash and cash equivalents ..............................   $    31    $    85
Cash - legally restricted ..............................        34         30
Receivables, net .......................................       177        176
Inventory of equipment .................................       133        133
Leased assets:
  Direct financing and sales-type ......................     1,913      1,968
  Operating (net of accumulated depreciation) ..........     2,233      2,107
                                                           -------    -------
    Net leased assets ..................................     4,146      4,075
Buildings, furniture and other, net ....................       156        163
Other assets ...........................................       381        377
                                                           -------    -------
                                                           $ 5,058    $ 5,039
                                                           =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable ..........................................   $   851    $   661
Term notes payable .....................................       355        507
Senior and subordinated debt ...........................     1,299      1,289
Accounts payable .......................................       137        111
Income taxes ...........................................       253        244
Other liabilities ......................................       326        327
Discounted lease rentals ...............................     1,062      1,124
                                                           -------    -------
                                                             4,283      4,263
Stockholders' equity:
  Preferred stock $.10 par value
    8.75% Cumulative Preferred Stock, Series A and B
    $25 stated value and liquidation preference,
    3,625,800 shares issued ............................        91         91
  Common stock $.10 par value
    Authorized 200,000,000 shares issued 71,983,805 shares
    (71,936,982 at September 30, 1995) .................         7          5
  Additional paid-in capital ...........................       156        154
  Deferred compensation (ESOP) .........................        (7)        (8)
  Deferred translation adjustment ......................        11         13
  Retained earnings ....................................       785        764
                                                           -------    -------
                                                             1,043      1,019
  Common stock held in treasury, at cost ...............      (268)      (243)
                                                           -------    -------
        Total stockholders' equity .....................       775        776
                                                           -------    -------
                                                           $ 5,058    $ 5,039
                                                           =======    =======
See accompanying notes to consolidated financial statements.

                                       4

Comdisco, Inc. and Subsidiaries

CONSOLIDATED  STATEMENTS OF CASH FLOWS  (UNAUDITED)
(in millions)
Three Months Ended December 31, 1995 and 1994

Increase (decrease) in cash and cash equivalents:

                                                               1995     1994
                                                              -----    -----
Cash flows from operating activities:
   Operating lease and other leasing receipts .............   $ 333    $ 322
   Direct financing and sales-type leasing receipts .......     236      236
   Leasing costs, primarily rentals paid ..................      (7)     (10)
   Sales ..................................................      52       77
   Sales costs ............................................     (31)     (44)
   Disaster recovery receipts .............................      70       66
   Disaster recovery costs ................................     (45)     (53)
   Other revenue ..........................................      13       10
   Selling, general and administrative expenses ...........     (64)     (63)
   Interest ...............................................     (63)     (64)
   Income taxes ...........................................      (3)      13
                                                              -----    -----
     Net cash provided by operating activities ............     491      490
                                                              -----    -----


Cash flows from investing activities:
  Equipment purchased for leasing .........................    (488)    (513)
  Investment in disaster recovery facilities ..............      (9)      (3)
  Other ...................................................       5      (22)
                                                              -----    -----
     Net cash used in investing activities ................    (492)    (538)
                                                              -----    -----

Cash flows from financing activities:
  Discounted lease proceeds ...............................      91      115
  Net increase (decrease) in  notes payable ...............     190      (68)
  Issuance of term notes and senior notes .................      50      261
  Maturities and repurchases of term notes and senior notes    (192)     (43)
  Principal payments on secured debt ......................    (153)    (190)
  Decrease (increase) in legally restricted cash ..........      (4)       2
  Preferred stock repurchased .............................      --       (5)
  Common stock repurchased and placed in treasury .........     (30)      (7)
  Dividends paid on common stock ..........................      (4)      (3)
  Dividends paid on preferred stock .......................      (2)      (2)
  Other ...................................................       1        2
                                                              -----    -----
     Net cash provided (used) by financing activities .....     (53)      62
                                                              -----    -----

Net increase (decrease) in cash and cash equivalents ......     (54)      14
Cash and cash equivalents at beginning of period ..........      85       51
                                                              -----    -----
Cash and cash equivalents at end of period ................   $  31    $  65
                                                              =====    =====

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED  STATEMENTS  OF CASH FLOWS  (UNAUDITED)  -- CONTINUED
(in millions)
Three Months Ended December 31, 1995 and 1994

                                                          1995    1994
                                                         -----   -----
Reconciliation of net earnings to net cash
provided by operating activities:


Net earnings .........................................   $  27   $  25

Adjustments to reconcile net earnings to net cash provided by operating activities:

    Leasing costs, primarily
      depreciation and amortization ..................     252     217
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals ..     173     198
     Cost of sales ...................................      10      30
    Interest .........................................       2       4
    Income taxes .....................................      14      29
    Other - net ......................................      13     (13)
                                                         -----   -----
    Net cash provided by operating activities ........   $ 491   $ 490
                                                         =====   =====


Supplemental schedule of noncash financing activities:

Common stock issued in acquistion of Netforce MTI ....   $   9   $  --
                                                         =====   =====


See accompanying notes to consolidated financial statements.

     Comdisco, Inc. and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     December 31, 1995 and 1994


     1.    Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

     The balance sheet at September 30, 1995 has been derived from the audited financial statements included in the Company's Annual Report of Form 10-K for the year ended September 30, 1995.

     Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings and are not available to other creditors.

     2.    Interest-Bearing Liabilities

     At December 31, 1995, the Company had $1.2 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities, of which approximately $350 million was unused.

     The average daily borrowings outstanding during the three months ended December 31, 1995 were approximately $3.5 billion, with a related weighted average interest rate of 7.17%. This compares to average daily borrowings during the first three months of fiscal 1995 of approximately $3.6 billion, with a related weighted average interest rate of 7.22%.

     3.    Senior Notes

     In October, 1995, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the shelf offering (the "Shelf Offering") of up to $750 million of senior debt securities with terms to be set at the time of the sale. Pursuant to the Shelf Offering, the Company filed a Prospectus Supplement on January 12, 1996 relating to $400 million in medium-term notes. The Company sold $75 million of medium-term notes between January 12, 1996 and January 31, 1996.

     Pursuant to the Shelf Offering, the Company filed a Prospectus Supplement on February 9, 1996 relating to $250 million in 5.75% Notes due February 15, 2001. The Company will issue the Notes on February 12, 1996.

     4.    Common Stock

     On January 23, 1996, the Board of Directors declared a quarterly cash dividend of $.07 per share to be paid on March 12, 1996 to stockholders of record as of February 9, 1996.

     During the quarter ended December 31, 1995, the Company purchased 1.5 million shares of its common stock at an aggregate cost of approximately $30 million. An additional 1 million shares were purchased between December 31, 1995 and January 31, 1996, at a cost of $22 million.

     5.    Earnings Per Share

     Average common and common equivalent shares outstanding for the three months ended December 31, 1995 and 1994 were 54.0 million and 55.8 million, respectively.

     Earnings per common and common equivalent share reflects the assumed exercise of stock options that would have a dilutive effect on earnings per share if exercised.

Comdisco, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

NET EARNINGS
Net earnings available to common stockholders (hereinafter referred to as "net earnings") for the three months ended December 31, 1995 were $25 million, or $.47 per share, as compared to $23 million, or $.41 per share, for the three months ended December 31, 1994. The increase in net earnings in the current quarter compared to the year earlier period is due to an increase in earnings contributions from operating leases and disaster recovery activities, offset by decreases in earnings contributions from direct financing leases and remarketing activities. Earnings per share in the current quarter benefited from the Company's stock repurchase program, which has reduced the average common and common equivalent shares outstanding.

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


THREE MONTHS ENDED DECEMBER 31, 1995
Leasing volume in the first quarter of fiscal 1996 increased as compared to both the year earlier quarter and the prior quarter, and was the highest quarterly volume level since the fourth quarter of fiscal 1992. Cost of equipment placed on lease was $540 million during the quarter ended December 31, 1995. This compares to cost of equipment placed on lease of $502 million and $496 million during the quarters ended December 31, 1994 and September 30, 1995, respectively. Among other factors, the continued growth of the Company's electronic equipment leasing activities had a favorable impact on volume in the current quarter compared to the year earlier period. Remarketing activity, which is an important contributor to quarterly earnings, declined compared to both the first and fourth quarters of fiscal 1995.

Total revenue for the three months ended December 31, 1995 was $530 million compared to $524 million in the prior year quarter. Total leasing revenue of $396 million for the quarter ended December 31, 1995 represented an increase of 10% compared to the year earlier period. Total leasing revenue was $414 million in the fourth quarter of fiscal 1995.

Operating lease revenue minus operating lease cost was $81 million, or 25.6% of operating lease revenue (the "Lease Percentage"), and $68 million, or 27.3% of operating lease revenue, in the three months ended December 31, 1995 and 1994, respectively. Operating lease revenue minus operating lease cost was $78 million, or 25.6% of operating lease revenue in the quarter ended September 30, 1995. The Company expects the Lease Percentage to remain at or slightly above current levels throughout the remainder of fiscal 1996.

Revenue from disaster recovery activities for the three months ended December 31, 1995 and 1994 was $70 million and $64 million, respectively, a 9% increase. Cost of disaster recovery activities for the three months ended December 31, 1995 and 1994 was $61 million and $58 million, respectively, a 5% increase.

Other revenue was for the quarter ended December 31, 1995 was $13 million compared to $10 million in the year earlier period. The increase is primarily due to gains generated form the sale of stock, originally received by the Company in fiscal 1993 in connection with the sale of all of the assets of its wholly-owned subsidiary, Comdisco Systems, Inc. Revenue from the sale of ownership positions generated in conjunction with the Company's lease financing transactions with early-stage high technology companies was $3 million in the both the current and prior year periods.

Total costs and expenses for the quarter ended December 31, 1995 was $486 million compared to $483 million in the prior year period. The increase in total costs and expenses is primarily due to increased leasing costs related to increasing operating lease revenue, offset by lower sales-type costs and cost of sales related to the reduced level of remarketing activity.

Cost of sales for the three months ended December 31, 1995 and 1994 were $41 million and $74 million, respectively. Margins on sales were 20% and 18% in the quarters ended December 31, 1995 and 1994, respectively.

Selling, general and administrative expenses totaled $60 million in the quarter ended December 31, 1995 compared to $56 million in the quarter ended December 31, 1994 and $61 million in the quarter ended September 30, 1995. Factors contributing to the increase in the current quarter compared to the year earlier period include the development of the Company's system integration activities and the growth of the Company's electronic equipment leasing activities.

Interest expense for the three months ended December 31, 1995 totaled $65 million in comparison to $68 million in the quarters ended December 31, 1994 and September 30, 1995. The decrease in interest expense in the current quarter compared to the fourth quarter of fiscal 1994 primarily reflects a decrease in interest rates on domestic short-term borrowings and an decrease in average daily borrowings (see Note 2 of Notes to Consolidated Financial Statements). The Company expects an increase in the second quarter of fiscal 1996, primarily as a result of its expanding lease base (recent actions by the Federal Reserve Board should have a favorable impact on the Company's borrowing costs).

FINANCIAL CONDITION
The Company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

Capital expenditures for equipment are financed by cash flows from operations, recourse debt, or by assigning the noncancellable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the three months ended December 31, 1995 was $491 million, compared to $490 million for the year earlier period. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio.

Item 6.  Exhibits and Reports on Form 8-K.
a)  Exhibits:

Exhibit No.                                 Description of Exhibit
-----------      ---------------------------------------------------------------
  3.01           Restated  Certificate  of  Incorporation  of  Registrant  dated
                 February 12, 1998

                 Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Forms S-8 and S-3, File No. 33-20715, filed March 8, 1988.

  3.02           By-Laws of Registrant as amended through November 18, 1987

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

  3.04 Certificate of Designations with respect to the Company's 8 3/4% Cumulative Preferred Stock, Series B, as filed with the Secretary of the State of Delaware on July 2, 1994.

                 Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated June 30, 1994, as filed with the Commission July 21, 1994, File No. 1-7725.

  4.01 Shareholder Rights Agreement dated November 18, 1987, as amended and restated as of November 7, 1994, between Comdisco, Inc. and Chemical Bank, as Rights Agent, which includes as Exhibit A thereto the Form of Rights Certificate

                 Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K, filed on December 6,1994, File No. 1-7725.

  4.02 Indenture Agreement between Registrant and Yasuda Bank and Trust Company (U.S.A), as Trustee dated as of December 1, 1995

                 Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated January 12, 1996, as filed with the Commission on January 17, 1996, File No. 1-7725, the copy of the Indenture dated as of December 1, 1995 between the Registrant and Yasuda Bank and Trust Company (U.S.A), as Trustee.

Exhibit No.                                 Description of Exhibit
-----------      ---------------------------------------------------------------
  10.01          1995 Long-Term Stock Ownership Incentive Plan

  11             Computation of Earnings Per Common Share

  12             Ratio of Earnings to Fixed Charges

  27             Financial Data Schedule

  99.01 Opinion of Counsel regarding the issuance of $250 million in 5 3/4% Notes of Comdisco, Inc. due February 15, 2001

b)  Reports on Form 8-K:

                 On January 17, 1996, the Company filed a current report on Form 8-K, dated January 12, 1996, reporting Item 7. Financial Statements and Exhibits. The filing was related to the Company's 1996 Shelf Offering and included the Distribution Agreement, the Indenture and the forms of Series E notes.

                 On January 10, 1996, the Company filed a current report of Form 8-K, dated January 10, 1996, reporting Item 7. Financial Statements and Exhibits. The filing was related to the Company's medium term note program under the 1996 Shelf and included the opinion of counsel and the independent auditors' consent.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 COMDISCO, INC.

                                   Registrant






Date:  February 9, 1996        /s/ John J. Vosicky
                                 John J. Vosicky
                           Chief Financial Officer and
                              Senior Vice President