Form 10-Q
period 1996-03-31
COMDISCO INC
filed 1996-05-15
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q
                       -----------------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
            For the transition period from ____________ to __________

                            ------------------------

                          Commission file number 1-7725

                I.R.S. Employer Identification number 36-2687938

                                 COMDISCO, INC.

                            (a Delaware Corporation)
                              6111 North River Road
                            Rosemont, Illinois 60018
                            Telephone: (708) 698-3000


                                      Name of each             Number of shares
         Title of                      exchange on            outstanding as of
         each class                 which registered            March 31, 1996
         -----------                ----------------------     -----------------
         Common stock,              New York Stock Exchange          50,299,267
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


         Consolidated Statements of Earnings and Retained Earnings --
          Three and Six Months Ended March 31, 1996 and 1995...................3

         Consolidated Balance Sheets --
          March 31, 1996 and September 30,1995.................................4

         Consolidated Statements of Cash Flows --
          Six Months Ended March 31, 1996 and 1995.............................5

         Notes to Consolidated Financial Statements............................7

 Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
           Results of Operations...............................................9

PART II    OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders..................12

 Item 6. Exhibits and Reports on Form 8-K.....................................12

SIGNATURES....................................................................14

PART I.  FINANCIAL INFORMATION

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED) (in millions except per share data)
For the Three and Six Months  Ended  March 31,1996 and 1995


                                                       Three Months Ended      Six Months Ended
                                                              March 31,            March 31,
                                                       ------------------      ----------------
                                                          1996       1995       1996       1995
                                                       -------    -------    -------    -------
Revenue
   Leasing
     Operating .....................................   $   330    $   272    $   646    $   521
     Direct financing ..............................        39         46         79         93
     Sales-type ....................................        49         93         89        157
                                                       -------    -------    -------    -------
        Total leasing ..............................       418        411        814        771

   Sales ...........................................        74        105        125        195
   Disaster recovery ...............................        78         65        148        129
   Other ...........................................        11         12         24         22
                                                       -------    -------    -------    -------
     Total revenue .................................       581        593      1,111      1,117
                                                       -------    -------    -------    -------

Costs and expenses
   Leasing
     Operating .....................................       249        202        484        383
     Sales-type ....................................        35         75         59        121
                                                       -------    -------    -------    -------
        Total leasing ..............................       284        277        543        504

   Sales ...........................................        59         89        100        163
   Disaster recovery ...............................        68         58        129        116
   Selling, general and administrative .............        60         58        120        114
   Interest ........................................        65         70        130        138
                                                       -------    -------    -------    -------
     Total costs and expenses ......................       536        552      1,022      1,035
                                                       -------    -------    -------    -------

Earnings before income taxes .......................        45         41         89         82
Income taxes .......................................        17         15         34         31
                                                       -------    -------    -------    -------
Net earnings before preferred dividends ............        28         26         55         51
Preferred dividends ................................        (2)        (2)        (4)        (4)
                                                       -------    -------    -------    -------
Net earnings to common stockholders ................   $    26    $    24    $    51    $    47
                                                       =======    =======    =======    =======

Retained earnings at beginning of period ...........   $   785    $   701    $   764    $   681
Net earnings to common stockholders ................        26         24         51         47
Cash dividends paid on common stock ................        (3)        (4)        (7)        (7)
                                                       -------    -------    -------    -------
Retained earnings at end of period .................   $   808    $   721    $   808    $   721
                                                       =======    =======    =======    =======

Net earnings per common and common equivalent share:
Net earnings available to common stockholders ......   $   .49    $   .43    $   .96    $   .84
                                                       =======    =======    =======    =======


Common and common equivalent shares outstanding ....        53         55         53         56
                                                       =======    =======    =======    =======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)

                                                                     March 31,  September 30,
                                                                       1996       1995
                                                                    -------    -------
ASSETS                                                            (unaudited) (audited)
Cash and cash equivalents .......................................   $    79    $    85
Cash - legally restricted .......................................        30         30
Receivables, net ................................................       190        176
Inventory of equipment ..........................................       134        133
Leased assets:
  Direct financing and sales-type ...............................     1,799      1,968
  Operating (net of accumulated depreciation) ...................     2,364      2,107
    Net leased assets ...........................................     4,163      4,075
Buildings, furniture and other, net .............................       153        163
Other assets ....................................................       413        377
                                                                    -------    -------
                                                                    $ 5,162    $ 5,039
                                                                    =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable ...................................................   $   887    $   661
Term notes payable ..............................................       276        507
Senior notes ....................................................     1,602      1,289
Accounts payable ................................................       128        111
Income taxes ....................................................       259        244
Other liabilities ...............................................       308        327
Discounted lease rentals ........................................       930      1,124
                                                                    -------    -------
                                                                      4,390      4,263
                                                                    -------    -------
Stockholders' equity:
  Preferred stock $.10 par value ................................
    Authorized 100,000,000 shares:
       8.75% Cumulative Preferred Stock, Series A and B .........
       $25 stated value and liquidation preference ..............
       3,562,600 shares  issued (3,625,800 at September 30, 1995)        89         91
  Common stock $.10 par value ...................................
    Authorized 200,000,000 shares issued 72,253,698 shares
    (71,936,982 at September 30, 1995) ..........................         7          5
  Additional paid-in capital ....................................       160        154
  Deferred compensation (ESOP) ..................................        (7)        (8)
  Deferred translation adjustment ...............................         9         13
  Retained earnings .............................................       808        764
                                                                    -------    -------
                                                                      1,066      1,019
  Common stock held in treasury, at cost; 21,954,431 shares
    (19,666,386 shares at September 30, 1995) ...................      (294)      (243)
                                                                    -------    -------
      Total stockholders' equity ................................       772        776
                                                                    -------    -------
                                                                    $ 5,162    $ 5,039
                                                                    =======    =======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries

CONSOLIDATED  STATEMENTS  OF CASH FLOWS  (UNAUDITED)
(in  millions)
For the Six Months Ended March 31, 1996 and 1995


Increase (decrease) in cash and cash equivalents:

                                                          1996       1995
                                                       -------    -------
Cash flows from operating activities:
   Operating lease and other leasing receipts ......   $   705    $   598
   Direct financing and sales-type leasing receipts        476        456
   Leasing costs, primarily rentals paid ...........       (18)       (14)
   Sales ...........................................       125        173
   Sales costs .....................................       (63)      (101)
   Disaster recovery receipts ......................       140        136
   Disaster recovery costs .........................       (91)      (103)
   Other revenue ...................................        24         22
   Selling, general and administrative expenses ....      (117)      (120)
   Interest ........................................      (127)      (137)
   Income taxes ....................................       (16)        --
                                                       -------    -------
     Net cash provided by operating activities .....     1,038        910
                                                       -------    -------

Cash flows from investing activities:
  Equipment purchased for leasing ..................    (1,038)      (959)
  Investment in disaster recovery facilities .......       (20)        (6)
  Other ............................................       (16)         3
                                                       -------    -------
     Net cash used in investing activities .........    (1,074)      (962)
                                                       -------    -------

Cash flows from financing activities:
   Discounted lease proceeds .......................       130        159
   Net increase in notes payable ...................       226        329
   Issuance of term notes and senior notes .........       384        335
   Maturities and repurchases of term notes
     and senior notes ..............................      (302)      (318)
   Principal payments on secured debt ..............      (324)      (359)
   Decrease in legally restricted cash .............        --         12
   Preferred stock repurchased .....................        (2)        (5)
   Common stock repurchased and placed in treasury .       (56)       (67)
   Dividends paid on common stock ..................        (7)        (7)
   Dividends paid on preferred stock ...............        (4)        (4)
   Other ...........................................       (15)         7
                                                       -------    -------
     Net cash provided by financing activities .....        30         82
                                                       -------    -------

Net increase (decrease) in cash and cash equivalents        (6)        30
Cash and cash equivalents at beginning of period ...        85         51
                                                       -------    -------
Cash and cash equivalents at end of period .........   $    79    $    81
                                                       =======    =======

Comdisco, Inc. and Subsidiaries

(in millions)
For the Six Months Ended March 31, 1996 and 1995


                                                                                     1996     1995
                                                                                   ------   ------
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings ...................................................................   $   55   $   51

Adjustments to reconcile net earnings to net cash provided by operating activities:

    Leasing costs, primarily
      depreciation and amortization ............................................      525      490
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals ............................      367      283
    Cost of sales ..............................................................       37       62
    Interest ...................................................................        3        1
    Income taxes ...............................................................       18       31
    Other - net ................................................................       33       (8)
                                                                                   ------   ------
                  Net cash provided by operating activities ....................   $1,038   $  910
                                                                                   ======   ======

Supplemental schedule of noncash financing activities:

   Common stock issued in acquisition of NetforceMTI ...........................   $    9   $   --
                                                                                   ======   ======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1996 and 1995

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

2.       Interest-Bearing Liabilities

At March 31, 1996, the Company had $1.2 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities, of which approximately $310 million was unused.

The average daily borrowings outstanding during the six months ended March 31, 1996 were approximately $3.6 billion, with a related weighted average interest rate of 7.08%. This compares to average daily borrowings during the first six months of fiscal 1995 of approximately $3.7 billion, with a related weighted average interest rate of 7.23%.

3.       Senior Notes

In October, 1995, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the shelf offering (the "Shelf Offering") of up to $750 million of senior debt securities with terms to be set at the time of the sale. Pursuant to the Shelf Offering, the Company filed a Prospectus Supplement on January 12, 1996 relating to $400 million in medium-term notes. On February 15, 1996, the Company, pursuant to the Shelf Offering, issued $250 million in 5.75% Notes due February 15, 2001.

An aggregate of $325 million of medium-term notes remain available for issuance under the Shelf Offering.

4.       Common Stock

On April 24, 1996, the Board of Directors declared a quarterly cash dividend of $.07 per common share to be paid on June 17, 1996 to common stockholders of record as of May 24, 1995.

During the quarter ended March 31, 1996, the Company purchased 1.3 million shares of its common stock at an aggregate cost of approximately $26 million. At March 31, 1996, the Company had a remaining authorization of approximately $10 million to purchase common stock. On April 24, 1996, the Board of Directors authorized an additional $25 million for the Company's repurchase plan. An additional 12,700 shares were purchased between March 31, 1996 and May 10, 1996 at a cost of $.3 million.

5.       Earnings  Per Common Share

Average common and common equivalent shares outstanding for the three months ended March 31, 1996 and 1995 were 52,755,656 and 55,205,204, respectively.
Average common and common equivalent shares outstanding for the six months ended March 31, 1996 and 1995 were 53,397,949 and 55,539,474 respectively.

Earnings per common and common equivalent share reflects the assumed exercise of stock options that would have a dilutive effect on earnings per common share if exercised.

Comdisco, Inc. and Subsidiaries


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Earnings
- ------------
Net earnings to common stockholders (hereinafter referred to as "net earnings") for the three months ended March 31, 1996 were $26 million, or $.49 per share, as compared to $24 million, or $.43 per share, for the three months ended March 31, 1995. Net earnings for the six months ended March 31, 1996, were $51 million, or $.96 per share, as compared to $47 million, or $.84 per share, for the year earlier period. The increase in net earnings in the three and six months ended March 31, 1996 compared to the year earlier periods is due to increases in earnings contributions from operating leases, and disaster recovery activities, offset by decreases in earnings contributions from direct financing leases and remarketing activities. Earnings per share in the current year periods benefited from the Company's stock repurchase program, which has reduced the average common equivalent shares outstanding.

Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, mix of leases written, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, unanticipated expenses and delays in the integration of newly-acquired businesses, industry specific factors and world wide economic and business conditions.. The mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Equipment Volume and Recovery Services
- --------------------------------------
Leasing volume in the three and six months ended March 31, 1996 increased as compared to both the year earlier periods and the prior quarter. Cost of equipment placed on lease was $580 million during the quarter ended March 31, 1996. This compares to cost of equipment placed on lease of $536 million and $540 million during the quarters ended March 31, 1995 and December 31, 1995, respectively. During the six months ended March 31, 1996, cost of equipment placed on lease totaled $1.1 billion compared to $1.0 billion during the six months ended March 31, 1995. Among other factors, the continued growth of the Company's electronic equipment group, which targets the worldwide semiconductor chip-manufacturing market, had a favorable impact on volume in the current year periods compared to the prior year periods. The Company's distributed systems activities also had year-to-year increases in equipment volume. Remarketing activity, which is an important contributor to quarterly earnings, declined compared to the year earlier periods.

The Company's disaster recovery segment expanded during the second quarter of fiscal 1996 to include the results of NetforceMTI, a network services business, which was acquired in December 1995 for shares of the Company's common stock valued at approximately $9 million. Additionally, during the latter part of the second quarter, the Company acquired the assets and contracts of the disaster recovery division of CSC Compusource for approximately $9 million. These acquisitions coupled with new service enhancements, which include the industries first millennium testing ("Year 2000") offering, are expected to have a positive impact on the customer base and the results of operations during the second half of fiscal 1996 and beyond

Three Months ended March 31, 1996
- ---------------------------------
Total revenue for the three months ended March 31, 1996 was $581 million compared to $593 million in the prior year quarter. Total leasing revenue of $418 million for the quarter ended March 31, 1996 represented an increase of 2% compared to the year earlier period. Total leasing revenue was $396 million in the first quarter of fiscal 1996. The increase in total leasing revenue in the current quarter compared to the prior year quarter is due to a 21% increase operating lease revenue.

Operating lease revenue minus operating lease cost was $81 million, or 24.5% of operating lease revenue (the "Lease Margin Percentage"), and $70 million, or 25.7% of operating lease revenue, in the three months ended March 31, 1996 and 1995, respectively. Operating lease revenue minus operating lease cost was $81 million, or 25.6% of operating lease revenue in the quarter ended December 31, 1995.

Revenue from disaster recovery activities for the three months ended March 31, 1996 and 1995 was $78 million and $65 million, respectively, a 20% increase. Cost of disaster recovery activities for the three months ended March 31, 1996 was $68 million and $58 million, respectively, a 17% increase. The current year quarter includes the results of operations of NetforceMTI, which the Company acquired in December, 1995. NetforceMTI increased both revenue and expenses by approximately $6 million.

Other revenue for the three months ended March 31, 1996 and 1995 was $11 million and $12 million, respectively. Revenue from the sale of ownership positions generated in conjunction with the Company's lease financing transactions with early-stage high technology companies was $3 million and $2 million in the three months ended March 31, 1996 and 1995, respectively. The prior year quarter includes $3 million of gains generated from the sale of stock, originally received by the Company in fiscal 1993 in connection with the sale of all of the assets of its wholly-owned subsidiary, Comdisco Systems, Inc.

Total costs and expenses of $536 million for the quarter ended March 31, 1996 represented a 3% decrease compared to the prior year period. The decrease is primarily due to lower sales-type costs and cost of sales related to the reduced level of remarketing activity, offset by increased leasing costs related to increasing operating lease revenue, and the growth of disaster recovery services.

Cost of sales for the three months ended March 31, 1996 and 1995 were $59 million and $89 million, respectively. Margins on sales were 20% and 15% in the quarters ended March 31, 1996 and 1995, respectively. Margins on sales were 20% in the first quarter of fiscal 1996.

Interest expense for the three months ended March 31, 1996 totaled $65 million in comparison to $70 million in the quarter ended March 31, 1995 and $65 million in the quarter ended December 31, 1995. The decrease in interest expense primarily reflects reduced interest rates and a decrease in average daily borrowings (see Note 2 of Notes to Consolidated Financial Statements). The decrease in average daily borrowings reflects the Company's level of cash provided by operating activities.


Six Months Ended March 31, 1996
- -------------------------------
Total revenue was $1.1 billion for the six months ended March 31, 1996 and 1995. Leasing revenue of $814 million for the six months ended March 31, 1996, represented an increase of 6% compared to the year earlier period.

The Lease Margin Percentage was $162 million, or 25.1% of operating lease revenue, and $138 million, or 26.5% of operating lease revenue, in the six months ended March 31, 1996 and 1995, respectively.

Selling, general and administrative expenses totaled $120 million and $114 million for the six months ended March 31, 1996 and 1995, respectively. Factors contributing to the increase in the current period compared to the year earlier period include the development of the Company's technology integration activities, the acquisition of NetforceMTI and the growth of the Company's electronics equipment group.

Interest expense was $130 million for the six months ended March 31, 1996 as compared to $138 million for the year earlier period. The decrease in interest expense is primarily due to reduced interest rates and lower average daily borrowings.

Financial Condition
- -------------------
The Company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the six months ended March 31, 1996 was $1.0 billion, compared to $910 million for the year earlier period. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio. The Company expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.

Part II   Other Information


Item 4. Submission of Matters to a Vote of Security Holders a) The Annual Meeting of Shareholders was held on January 23, 1996.

b) The three nominees, Edward H. Fiedler, Jr., Basil R. Twist, Jr. And John J. Vosicky listed in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement dated and mailed December 22, 1995 were elected to the Board of Directors of the Company for a term of three years.

               Nominee                  Votes Cast For     Percent of Votes Cast
               ---------                --------------     ---------------------
               Edward H. Fiedler, Jr.       46,255,888                       99%
               Basil R. Twist, Jr.          46,060,510                       99%
               John J. Vosicky              46,237,627                       99%

c) As set forth in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement dated and mailed December 22, 1995 as Item 2, approval of the 1995 Long-Term Stock Ownership Incentive Plan (the "Long-Term Plan"), to increase the share authorization for stock-based plans and to provide the Company with greater flexibility with respect to employee incentives. There were 31,716,184 (62%) common shares voted for this proposal, 8,844,326 (17%) common shares voted against, 2,626,530 (5%), common shares abstained and 8,138,116, (16%) were not voted. The affirmative vote of the holders of a majority of all votes entitled to be cast at the Annual Meeting was required for approval of this proposal.

d) As set forth in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement dated and mailed December 22, 1995, as Item 3, approval of performance goal criteria, to be used by the Company in connection with grants of Performance Units under the Long-Term Plan. There were 42,886,921 (84%) common shares voted for this proposal, 932,201 (2%) common shares voted against, 2,647,837 (5%) common shares abstained and 4,858,197 (9%) were not voted. The affirmative vote of the holders of a majority of all votes entitled to be cast at the Annual Meeting was required for approval of this proposal.

e) As set forth in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement dated and mailed December 22, 1995, as Item 4, approval of KPMG Peat Marwick LLP, independent certified public accountants, as auditors, to audit the financial statements for fiscal 1996 and to perform other accounting services, as appropriate. There were 46,468,030 (91%) common shares voted for this proposal, 49,401 (0%)common shares voted against, 97,623 (0%) common shares abstained and 4,710,102 (9%) were not voted.

Item 6. Exhibits and Reports on Form 8-K.
a)  Exhibits:

Exhibit No.                         Description of Exhibit
- -----------      ---------------------------------------------------------------
3.01             Restated  Certificate of Incorporation of Registrant dated
                 February 12, 1998

                 Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Forms S-8 and S-3, File No. 33-20715, filed March 8, 1988.

Exhibit No.                Description of Exhibit
- -----------      ---------------------------------------------------------------
3.02             By-Laws of Registrant as amended through November 18, 1987

                 Incorporated by reference to Exhibit 3.5 filed with the Company's Annual Report fro the year ended September 30, 1987 on Form 10-K, File No. 1-7725.

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

4.02 Indenture Agreement between Registrant and Yasuda Bank and Trust Company (U.S.A.), as Trustee dated as of December 1, 1995

                 Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated January 12, 1996, as filed with the Commission on January 17, 1996, File No. 1-7725, the copy of the Indenture dated as of December 1, 1995 between the Registrant and Yasuda Bank and Trust Company (U.S.A), as Trustee

11               Computation of Earnings Per Common Share

12               Ratio of Earnings to Fixed Charges

27               Financial Data Schedule

b)  Reports on Form 8-K:
                 On February 17, 1996, the Company filed a current report on Form 8-K, dated February 7, 1996, reporting Item 7. Financial Statements and Exhibits. The filing was related to the 5.75% Notes Due February 15, 2001 and included the Underwriting Agreement, the Terms Agreement and the forms of 5.75% Notes.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 COMDISCO, INC.

                                   Registrant






Date: May 15, 1996            /s/ John J. Vosicky
                                 John J. Vosicky
                          Executive Vice President and
                             Chief Financial Officer