Form 10-Q
period 1996-06-30
COMDISCO INC
filed 1996-07-30
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1996

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934 For the transition
                 period from _______________ to _______________



                          Commission file number 1-7725

                I.R.S. Employer Identification Number 36-2687938

- --------------------------------------------------------------------------------
                                 COMDISCO, INC.
- --------------------------------------------------------------------------------

                            (a Delaware Corporation)
                              6111 North River Road
                            Rosemont, Illinois 60018
                            Telephone: (847) 698-3000


                          Name of each Number of shares
                     Title of exchange on outstanding as of
                    each class which registered June 30, 1996
                    ---------- ---------------- -------------

                Common stock, New York Stock Exchange 50,371,511
                      $.10 par value Chicago Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No .
                                       1

Comdisco, Inc. and Subsidiaries

INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)


    Consolidated Statements of Earnings and Retained Earnings --
      Three and Nine Months Ended June 30, 1996 and 1995......................3

    Consolidated Balance Sheets --
      June 30, 1996 and September 30, 1995....................................4

    Consolidated Statements of Cash Flows --
      Nine Months Ended June 30, 1996 and 1995................................5

    Notes to Consolidated Financial Statements................................7



  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................................9



PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..................................12


SIGNATURES...................................................................13

PART I.  FINANCIAL INFORMATION
Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED) (in millions except per share data)
For the Three and Nine  Months  Ended June 30, 1996 and 1995



                                                                      Three Months Ended        Nine Months Ended
                                                                          June 30                   June 30
                                                                          --------                 ---------

                                                                         1996       1995       1996       1995
                                                                         ----       ----       ----       ----
Leasing
     Operating ....................................................   $   349    $   291    $   995    $   812
     Direct financing .............................................        37         44        116        137
     Sales-type ...................................................        54         53        143        210
                                                                      -------    -------    -------    -------
        Total leasing .............................................       440        388      1,254      1,159

   Sales ..........................................................        54         74        179        269
   Business continuity and network services .......................        83         68        231        197
   Other ..........................................................        15          9         39         31
                                                                      -------    -------    -------    -------
     Total revenue ................................................       592        539      1,703      1,656
                                                                      -------    -------    -------    -------

Costs and expenses
   Leasing
     Operating ....................................................       266        214        750        597
     Sales-type ...................................................        38         35         97        156
                                                                      -------    -------    -------    -------
        Total leasing .............................................       304        249        847        753

   Sales ..........................................................        45         62        145        225
   Business continuity and network services .......................        72         60        201        176
   Selling, general and administrative ............................        60         58        180        172
   Interest .......................................................        64         68        194        206
                                                                      -------    -------    -------    -------
     Total costs and expenses .....................................       545        497      1,567      1,532
                                                                      -------    -------    -------    -------

Earnings before income taxes ......................................        47         42        136        124
Income taxes ......................................................        18         16         52         47
                                                                      -------    -------    -------    -------
Net earnings  before preferred dividends ..........................        29         26         84         77
Preferred dividends ...............................................        (2)        (2)        (6)        (6)
                                                                      -------    -------    -------    -------
Net earnings  to common stockholders ..............................   $    27    $    24    $    78    $    71
                                                                      =======    =======    =======    =======

Retained earnings at beginning of period ..........................   $   808    $   721    $   764    $   681
Net earnings  to common stockholders ..............................        27         24         78         71
Cash dividends paid on common stock ...............................        (4)        (3)       (11)       (10)
                                                                      -------    -------    -------    -------
Retained earnings at end of period ................................   $   831    $   742    $   831    $   742
                                                                      =======    =======    =======    =======

Net earnings per common and common equivalent share:
      Net earnings  to common stockholders ........................   $   .51    $   .44    $  1.47    $  1.28
                                                                      =======    =======    =======    =======

Cash dividends paid per common share ..............................   $   .07    $   .06    $   .21    $   .18
                                                                      =======    =======    =======    =======


See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)



                                                                      June 30  September 30
                                                                       1996       1995
                                                                       ----       ----
                                                                    (unaudited)(audited)

ASSETS
Cash and cash equivalents .......................................   $    24    $    85
Cash - legally restricted .......................................        20         30
Receivables, net ................................................       163        176
Inventory of equipment ..........................................       155        133
Leased assets:
  Direct financing and sales-type ...............................     1,748      1,968
  Operating (net of accumulated depreciation) ...................     2,601      2,107
                                                                    -------    -------
    Net leased assets ...........................................     4,349      4,075
Buildings, furniture and other, net .............................       150        163
Other assets ....................................................       407        377
                                                                    -------    -------
                                                                    $ 5,268    $ 5,039
                                                                    =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable ...................................................   $ 1,077    $   661
Term notes payable ..............................................       275        507
Senior and subordinated debt ....................................     1,541      1,289
Accounts payable ................................................       166        111
Income taxes ....................................................       275        244
Other liabilities ...............................................       293        227
Discounted lease rentals ........................................       850      1,124
                                                                    -------    -------
                                                                      4,477      4,263
                                                                    -------    -------
Stockholders' equity:
  Preferred stock $.10 par value ................................
    Authorized 100,000,000 shares:
       8.75% Cumulative Preferred Stock, Series A and B .........
       $25 stated value and liquidation preference ..............
       3,562,600 shares  issued
      (3,625,800 at September 30, 1995) .........................        89         91
  Common stock $.10 par value ...................................
    Authorized 200,000,000 shares issued 72,476,480 shares
    (71,936,982 at September 30, 1995) ..........................         7          5
  Additional paid-in capital ....................................       162        154
  Deferred compensation (ESOP) ..................................        (5)        (8)
  Deferred translation adjustment ...............................         5         13
  Retained earnings .............................................       831        764
                                                                    -------    -------
                                                                      1,089      1,019
  Common stock held in treasury, at cost; 22,104,969 shares
   (19,666,386 shares at September 30, 1995) ....................      (298)      (243)
                                                                    -------    -------
      Total stockholders' equity ................................       791        776
                                                                    -------    -------
                                                                    $ 5,268    $ 5,039
                                                                    =======    =======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
Nine Months Ended June 30, 1996 and 1995

Increase (decrease) in cash and cash equivalents:

                                                                         1996       1995
                                                                         ----       ----

Cash flows from operating activities:
   Operating lease and other leasing receipts .....................   $ 1,123    $   934
   Direct financing and sales-type leasing receipts ...............       700        718
   Leasing costs, primarily rentals paid ..........................       (27)       (28)
   Sales ..........................................................       186        258
   Sales costs ....................................................       (90)      (135)
   Business continuity and network services receipts ..............       230        208
   Business continuity and network services costs .................      (128)      (159)
   Other revenue ..................................................        39         31
   Selling, general and administrative expenses ...................      (168)      (176)
   Interest .......................................................      (186)      (200)
   Income taxes ...................................................       (11)        (7)
                                                                      -------    -------
     Net cash provided by operating activities ....................     1,668      1,444
                                                                      -------    -------

Cash flows from investing activities:
   Equipment purchased for leasing .................................   (1,717)    (1,438)
   Investment in business continuity and network services facilities      (51)        (6)
   Other ...........................................................      (35)       (14)
                                                                       ------     ------
     Net cash used in investing activities ........................    (1,803)    (1,458)
                                                                       ------     ------

Cash flows from financing activities:
   Discounted lease proceeds ......................................       193        236
   Net increase in notes payable ..................................       416        197
   Issuance of term notes and senior notes ........................       409        954
   Maturities and repurchases of term notes and senior notes ......      (389)      (765)
   Principal payments on secured debt .............................      (467)      (530)
   Decrease  in legally restricted cash ...........................        10         16
   Preferred stock repurchased ....................................        (2)        (6)
   Common stock repurchased and placed in treasury ................       (60)       (80)
   Dividends paid on common stock .................................       (11)       (10)
   Dividends paid on preferred stock ..............................        (6)        (6)
   Other ..........................................................       (19)        11
                                                                      -------    -------
     Net cash provided by (used) by financing activities ..........        74         17
                                                                      -------    -------

Net increase (decrease) in cash and cash equivalents ..............       (61)         3
Cash and cash equivalents at beginning of period ..................        85         51
                                                                      -------    -------
Cash and cash equivalents at end of period ........................   $    24    $    54
                                                                      =======    =======

See accoumpanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)

Nine Months Ended June 30, 1996 and 1995


                                                                1996     1995
                                                                ----     ----
Reconciliation of net earnings  to net cash
provided by operating activities:

Net earnings ..............................................   $   84   $   77

Adjustments to reconcile net earnings to net cash provided by operating activities:

    Leasing costs, primarily
      depreciation and amortization .......................      820      725
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals .......      569      493
    Cost of sales .........................................       55       90
    Interest ..............................................        8        6
    Income taxes ..........................................       41       40
    Other - net ...........................................       91       13
                                                              ------   ------
                  Net cash provided by operating activities   $1,668   $1,444
                                                              ======   ======


Supplemental schedule of noncash financing activities:

  Common stock issued in acquisition of Netforce MTI ......   $    9   $ --
                                                              ======   ======

See accompanying notes to consolidated financial statements.

         Comdisco, Inc. and Subsidiaries
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         June 30, 1996 and 1995

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

         2.       Interest-Bearing Liabilities

         At June 30, 1996, the Company had $1.3 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities, of which approximately $200 million was unused.

         The average daily borrowings outstanding during the nine months ended June 30, 1996 were approximately $3.6 billion, with a related weighted average interest rate of 7.03%. This compares to average daily borrowings during the first nine months of fiscal 1995 of approximately $3.7 billion, with a related weighted average interest rate of 7.25%.

         3.       Senior Notes

         In October, 1995, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for a shelf offering (the "Shelf Offering") of up to $750 million of senior debt securities with terms to be set at the time of each sale. Pursuant to the Shelf Offering, the Company on January 12, 1996 designated $400 million of medium-term notes. On February 15, 1996, the Company, pursuant to the Shelf Offering, issued $250 million in 5.75% Notes due February 15, 2001. The net proceeds of the sale of securities under the Shelf Offering have been used for general corporate purposes.

         At June 30, 1996, an aggregate of $325 million of medium-term notes remain available for issuance under the Shelf Offering and $100 million remains undesignated under the Shelf Offering.


         4.       Common Stock

         On July 24, 1996, the Board of Directors declared a quarterly cash dividend of $.07 per common share to be paid on September 3, 1996 to common stockholders of record as of August 2, 1996.

         During the quarter ended June 30, 1996, the Company purchased 149,500 shares of its common stock at an aggregate cost of approximately $4 million. At June 30, 1996, the Company had a remaining authorization of approximately $31 million to purchase common stock. On July 24, 1996, the Board of Directors authorized an additional $100 million for the Company's repurchase plan. An additional 473,200 shares were purchased between June 30, 1996 and July 22, 1996 at a cost of $12 million.

         5.       Earnings  Per Common Share

         Average common and common equivalent shares outstanding for the three months ended June 30, 1996 and 1995 were 53,320,411 and 54,861,801, respectively. Average common and common equivalent shares outstanding for the nine months ended June 30, 1996 and 1995 were 53,375,506 and 55,312,557, respectively.

         Earnings per common and common equivalent share reflects the assumed exercise of stock options that would have a dilutive effect on earnings per common share if exercised.

         Comdisco, Inc. and Subsidiaries

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net Earnings
         ------------
         The increase in net earnings in the three and nine months ended June 30, 1996 compared to the year earlier periods is due to increases in earnings contributions from operating leases, and business continuity activities, offset by decreases in earnings contributions from direct financing leases and remarketing activities. Earnings per share in the current year periods benefited from the Company's stock repurchase program, which has reduced the average common equivalent shares outstanding.

         Equipment Volume
         ----------------
         Leasing volume in the three and nine months ended June 30, 1996 increased as compared to the year earlier periods. Cost of equipment placed on lease was $701 million during the quarter ended June 30, 1996. This compares to cost of equipment placed on lease of $518 million and $580 million during the quarters ended June 30, 1995 and March 31, 1996, respectively. During the nine months ended June 30, 1996, cost of equipment placed on lease totaled $1.8 billion compared to $1.6 billion during the nine months ended June 30, 1995. Among other factors, the continued growth of the Company's electronic equipment group, which targets the worldwide semiconductor chip-manufacturing market, had a favorable impact on volume both domestically and in Asia in the current year periods compared to the prior year periods. The Company's distributed systems activities also had year-to-year increases in equipment volume. In Europe, equipment volume declined compared to the prior year periods. Equipment volume in the Company's medical equipment group also declined, reflecting a continued soft market for new equipment in the health care industry. Remarketing activity, which is an important contributor to quarterly earnings, declined compared to the year earlier periods. The Company believes the reduction in remarketing activity reflects, in part, delays in hardware acquistion decisions by customers pending release of additional information concerning capabilities and delivery schedules of recent product announcements from major mainframe manufacturers. Additionally, strong remarketing in prior years, coupled with equipment volume declines in fiscal 1993 and 1994, resulted in less equipment available for remarketing in the current year.

         The Company's disaster recovery segment expanded during fiscal 1996 to include the results of NetforceMTI, a network services business, which was acquired in December 1995 for shares of the Company's common stock valued at approximately $9 million. Additionally, during the latter part of the second quarter, the Company acquired the assets and contracts of the disaster recovery division of CSC Compusource for approximately $9 million. The disaster recovery business has expanded significantly since its infancy in the 1980's and now encompasses far more than the raised floor mainframe environment that gave rise to the industry. The development of wide area networks, local area networks, client/server technologies, workflow automation and other technologies, coupled with the importance of workstations and telecommunications, has changed the industry. Reflecting this change, the Company refers to this business segment as business continuity.


         Three months ended June 30, 1996
         --------------------------------
         Total revenue for the three months ended June 30, 1996 was $592 million compared to $539 million in the prior year quarter. Total leasing revenue of $440 million for the quarter ended June 30, 1996 represented an increase of 13% compared to the year earlier period. Total leasing revenue was $418 million in the second quarter of fiscal 1996. The increase in total leasing revenue in the current quarter compared to the prior year quarter is due to a 20% increase in operating lease revenue.

         Operating lease revenue minus operating lease cost was $83 million, or 23.8% of operating lease revenue (the "Lease Margin Percentage"), and $77 million, or 26.5% of operating lease revenue, in the three months ended June 30, 1996 and 1995, respectively.

         Revenue from business continuity and network services activities for the three months ended June 30, 1996 and 1995 was $83 million and $68 million, respectively, a 22% increase. Cost of business continuity and network services activities for the three months ended June 30, 1996 was $72 million and $60 million, respectively, 20% increase. The current year quarter includes the results of operations of NetforceMTI, which the Company acquired in December, 1995. NetforceMTI increased both revenue and expenses by approximately $8 million.

         Other revenue for the three months ended June 30, 1996 and 1995 was $15 million and $9 million, respectively. Revenue from the sale of ownership positions generated in conjunction with the Company's lease financing transactions with early-stage high technology companies was $3 million and $3 million in the three months ended June 30, 1996 and 1995, respectively. The current year quarter includes $2 million of gains generated from the sale of stock, originally received by the Company in fiscal 1993 in connection with the sale of all of the assets of its wholly-owned subsidiary, Comdisco Systems, Inc.

         Total costs and expenses of $545 million for the quarter ended June 30, 1996 represented a 10% increase compared to the prior year period. The increase is primarily due to increased leasing costs, primarily related to increasing operating lease revenue, and the growth of the business continuity services.

         Cost of sales for the three months ended June 30, 1996 and 1995 were $45 million and $62 million, respectively. Margins on sales were 17% and 16% in the quarters ended June 30, 1996 and 1995, respectively.

         Interest expense for the three months ended June 30, 1996 totaled $64 million in comparison to $68 million in the quarter ended June 30, 1995 and $65 million in the quarter ended March 31, 1996. The decrease in interest expense compared to the year earlier period primarily reflects reduced interest rates and lower average daily borrowings.

         Nine Months Ended June 30, 1996
         -------------------------------
         Total revenue was $1.70 billion and $1.65 billion for the nine months ended June 30, 1996 and 1995, respectively. Leasing revenue was $1.3 billion and $1.2 billion for the nine months ended June 30, 1996 and 1995, respectively. Increases in operating lease revenue were offset by decreases in sale-type lease revenue. Revenue from the sale of ownership positions generated in conjunction with the Company's lease financing transactions with early-stage high technology companies was $9 million and $7 for the nine months ended June 30, 1996 and 1995, respectively. Other revenue for the nine months ended June 30, 1996 and 1995 also includes $6 million and $3 million, respectively, of gains generated from the sale of stock, originally received by the Company in fiscal 1993 in connection with the sale of all of the assets of its wholly-owned subsidiary, Comdisco Systems, Inc.

         Total costs and expenses of $1.57 billion for the nine months ended June 30, 1996, represented an increase of 2% over the comparative period of the prior year. The increase is primarily due to higher operating lease costs resulting from increased operating lease revenue, offset by lower sales costs due to lower sales revenue.

         The Lease Margin Percentage was $245 million, or 24.6% of operating lease revenue, and $215 million, or 26.5% of operating lease revenue, in the nine months ended June 30, 1996 and 1995, respectively.

         Interest expense was $194 million for the nine months ended June 30, 1996 as compared to $206 million for the year earlier period. The decrease in interest expense is primarily due to reduced interest rates and a reduction in average daily borrowings (see Note 2 of Notes to Consolidated Financial Statements).

         Financial Condition
         -------------------
         The Company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

         Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the nine months ended June 30, 1996 was $1.7 billion, compared to $1.4 billion for the year earlier period. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio. The Company expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.

         Note on Forward-Looking Information
         -----------------------------------
         Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
         Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, mix of leases written, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, unanticipated expenses and delays in the integration of newly-acquired businesses, industry specific factors and world wide economic and business conditions. The mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

         Item 6. Exhibits and Reports on Form 8-K.
         a)  Exhibits:

Exhibit No.                                 Description of Exhibit
- -----------                                 ----------------------
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

         None

         SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                 COMDISCO, INC.

                                                                 Registrant






         Date:  July 30, 1996                     /s/ John J. Vosicky
                                                  -------------------
                                                  John J. Vosicky
                                                  Executive Vice President and
                                                  Chief Financial Officer