Form 10-Q/A
period 1996-06-30
COMDISCO INC
filed 1996-08-16
CIK 722487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A
                       AMENDMENT TO APPLICATION OR REPORT
                 Filed pursuant to Sections 12, 13, or 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                                 COMDISCO, INC.
               (Exact name of Registrant as Specified in Charter)

                                 AMENDMENT NO. 1


The undersigned Registrant hereby amends the following financial statements of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 as set forth below:

Part I, Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1996 and September 30, 1995.

         Amended to correct amount of Other Liabilities for September 30, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   COMDISCO, INC.

                                                    BY: \s\ John J. Vosicky
                                                    -----------------------
                                                    John J. Vosicky
                                                    Executive Vice President and
                                                    Chief Financial Officer






August 15, 1996

Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)

                                                                                           June 30         September 30
                                                                                           1996            1995
                                                                                          (unaudited)     (audited)
ASSETS

Cash and cash equivalents .................................................................   $    24    $    85
Cash - legally restricted .................................................................        20         30
Receivables, net ..........................................................................       163        176
Inventory of equipment ....................................................................       155        133
Leased assets:
  Direct financing and sales-type .........................................................     1,748      1,968
  Operating (net of accumulated depreciation) .............................................     2,601      2,107
                                                                                              -------    -------
    Net leased assets .....................................................................     4,349      4,075
Buildings, furniture and other, net .......................................................       150        163
Other assets ..............................................................................       407        377
                                                                                              -------    -------
                                                                                              $ 5,268    $ 5,039
                                                                                              =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable .............................................................................   $ 1,077    $   661
Term notes payable ........................................................................       275        507
Senior and subordinated debt ..............................................................     1,541      1,289
Accounts payable ..........................................................................       166        111
Income taxes ..............................................................................       275        244
Other liabilities .........................................................................       293        327
Discounted lease rentals ..................................................................       850      1,124
                                                                                              -------    -------
                                                                                                4,477      4,263
                                                                                              -------    -------
Stockholders' equity:
  Preferred stock $.10 par value ..........................................................
    Authorized 100,000,000 shares:
       8.75% Cumulative Preferred Stock, Series A and B ...................................
       $25 stated value and liquidation preference ........................................
       3,562,600 shares  issued
      (3,625,800 at September 30, 1995) ...................................................        89         91
  Common stock $.10 par value .............................................................
    Authorized 200,000,000 shares issued 72,476,480 shares
    (71,936,982 at September 30, 1995) ....................................................         7          5
  Additional paid-in capital ..............................................................       162        154
  Deferred compensation (ESOP) ............................................................        (5)        (8)
  Deferred translation adjustment .........................................................         5         13
  Retained earnings .......................................................................       831        764
                                                                                              -------    -------
                                                                                                1,089      1,019
  Common stock held in treasury, at cost; 22,104,969 shares
   (19,666,386 shares at September 30, 1995) ..............................................      (298)      (243)
                                                                                              -------    -------
      Total stockholders' equity ..........................................................       791        776
                                                                                              -------    -------
                                                                                              $ 5,268    $ 5,039
                                                                                              =======    =======

See accompanying notes to consolidated financial statements.