Form 10-K
period 1996-09-30
COMDISCO INC
filed 1996-12-23
CIK 722487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                   [X] Annual Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of
                    1934 For the fiscal year ended September
                                    30, 1996
                                       or
            [ ] Transition Report Pursuant to Section 13 of 15(d) of
             the Securities Exchange Act of 1934 For the transition
               period from ___________________ to ________________

                          Commission file number 1-7725
                                 COMDISCO, INC.
                            (a Delaware Corporation)
                              6111 North River Road
                            Rosemont, Illinois 60018
                            Telephone (847) 698-3000
                I.R.S. Employer Identification Number 36-2687938
           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
                                                        ---------------------
      Titles of each class                               on which registered
      --------------------                               -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by nonaffiliates of the Registrant as of December 4, 1996 was approximately $1,100,000,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. As of September 30, 1996, there were 49,632,758 shares of the Registrant's common stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1996 are incorporated by reference into Part I and II.
2. Portions of Comdisco, Inc.'s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 21, 1997 filed within 120 days of fiscal year end are incorporated by reference into Part III.

Comdisco, Inc. and Subsidiaries


TABLE OF CONTENTS
                                                                                                   PAGE

                                     PART I.

Item     1.   Business   .............................................................................   3
Item     2.   Properties .............................................................................   8
Item     3.   Legal Proceedings ......................................................................   8
Item     4.   Submission of Matters to a Vote of Security Holders.....................................   8

                                    PART II.

Item     5.   Market for the Registrant's Common Equity and Related Stockholder Matters...............   9
Item     6.   Selected Financial Data.................................................................  10
Item     7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..  10
Item     8.   Financial Statements and Supplementary Data.............................................  10
Item     9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....  10

                                    PART III.

Item    10.   Directors and Executive Officers of Registrant..........................................  11
Item    11.   Executive Compensation .................................................................  11
Item    12.       Security Ownership of Certain Beneficial Owners and Management......................  11
Item    13.   Certain Relationships and Related Transactions..........................................  11

                                    PART IV.

Item   14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K..........................  12

SIGNATURES    ........................................................................................  13

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE........................................  14

INDEX TO EXHIBITS  ...................................................................................  17

PART I.

Item 1. Business

GENERAL

Comdisco, Inc. (with its subsidiaries, the "Company" or "Comdisco") is a technology services company, providing solutions that help organizations reduce technology cost and risk. The Company operates in one industry segment, high technology equipment, and provides information technology services, business continuity services and diversified technology services to its customers. These services are designed to provide integrated, long-term, cost effective asset and technological planning as well as data recovery and voice availability/recovery to users of high technology equipment.

As an independent organization, the Company provides customers with available technical, financial and recovery alternatives, regardless of hardware platform or manufacturer. In addition to working with its customers to develop strategies governing when to acquire equipment and how to track it, when to upgrade existing equipment and when to order new equipment to take advantage of current technology, Comdisco also provides business continuity services for customers' data, voice and network systems. The Company also has the ability to act as an outlet for the equipment being displaced.

Comdisco's business is diversified by customer, customer type, equipment segments, geographic location of its customers and maturity of its lease receivables. The Company's customers include "Fortune 1000" corporations or companies of a similar size as well as smaller corporations. A substantial portion of the Company's transactions are with repeat customers. The Company's businesses are not dependent on any single customer or on any single source for the purchasing, selling or leasing of equipment.

The Company was founded in 1969 and incorporated in Delaware in 1971. The executive offices of the Company are located in the Chicago area, at 6111 North River Road, Rosemont, Illinois 60018, and its telephone number is (847) 698-3000. At September 30, 1996, the Company had approximately 2,100 full-time employees.

The Company's services are organized into three groups of related businesses, and are provided generally through separate business units, although there is a significant amount of interrelated activities. The three groups are as follows:

     Information Technology Services ("ITS"):

         Distributed  Systems:  Leasing,  remarketing,  consulting  and business continuity services for distributed computing systems--servers, workstations, PCs, local area networks and telecommunications equipment.

         Technology   Integration:   Asset  management   services  for  managing
         information technology assets, including software tools and consulting.

         Large Systems: Leasing, remarketing, consulting and business continuity services for mainframe and midrange systems.

         Business units comprising ITS are, in addition to, Comdisco Technology Integration Services and Comdisco Network Services, the groups responsible for the buying, selling, and leasing of distributed computing systems and large systems equipment.

     Business Continuity and Network Services ("BCNS"):

         Enterprisewide  business continuity services that emphasize  technology
         and  data  and  voice  availability  across  data  centers,   networks,
         distributed systems, and the desktop computing environment.

         Business units in BCNS are Comdisco Disaster Recovery Services, Comdisco Professional Services and Comdisco Network Services.

     Diversified Technology Services ("DTS"):

         Leasing, asset management and reconditioning services for semiconductor
         manufacturers,   hospitals  and  related  healthcare   providers,   and
         equipment leasing to early-stage high technology companies.

         Business  units  in  DTS  are  Comdisco  Electronics  Group,   Comdisco
         Healthcare and Scientific Group, Comdisco Scientific Exchange, Comdisco Medical Exchange and Comdisco Ventures.

The Company's operations are conducted through its principal office in the Chicago area and approximately fifty offices in the United States, Canada, Europe and the Pacific Rim. The Company also operates in South America, however, it does not maintain local offices in any South American country. Subsidiaries in Europe and Canada offer services similar to those offered in the United States.

Each business unit is directed by its own management team and has its own marketing and operations support personnel. Each management team reports to the Office of the President, which is responsible for overall corporate control and coordination, as well as strategic planning. Coordination of the business units is also accomplished through centralized budgeting, and shared services such as human resources, legal, cash management and accounting.

The business units maintain their own direct marketing force to manage their customer base and to market its own services as well other units' services. In addition, the Company may, from time-to time, enter into marketing relationships with major high technology equipment manufacturers and value-added resellers in order to expand its customer base and name recognition. In its marketing operations, the Company attempts to cross-sell services where and when appropriate.

See "International Operations" on page 30 of the Annual Report to Stockholders for the fiscal year ended September 30, 1996 (which is incorporated herein by reference) for a discussion of the Company's geographic results of operations in fiscal 1996, 1995 and 1994 and Note 14 of Notes to Consolidated Financial Statements on pages 46 and 47 of the Annual Report to Stockholders for the year ended September 30, 1996, which includes geographic segment and export sales information and is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

Statements about the Company's expectations, including future revenues, earnings, its ability to compete and to maintain market share, to adapt to and to capitalize on emerging growth opportunities and anticipated benefits of its business strategies, and all other statements in this Report on Form 10-K, including Management's' Discussion and Analysis incorporated herein by reference, and other Company communications other than historical facts, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Since these statements involve risks and uncertainties and are subject to change at any time, the Company's actual results could differ materially from expected results. The Company derives most of its forward-looking statements from its operating budgets and forecasts, which are based on many detailed assumptions. While the Company believes that its assumptions are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, including, but not limited to, the timing and scope of technological advances, the effect of business and economic conditions, the growth of the semiconductor industry, trend of movement to client/server environment and the mix of leases written. The mix of leases written are a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and pricing policies and the pricing policies of equipment manufacturers, and price competition from other lessors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Reference is made to "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" on page 30 of the Company's Annual Report to Stockholders which is incorporated by reference herein.

INFORMATION TECHNOLOGY SERVICES

Distributed   Systems  Group:  The  Company  buys,  sells  and  leases  PCs  and workstations made by most of the leading manufacturers. The Company's lease transactions also include high-end servers, printers and other desktop related equipment. The Company's strategy for the distributed systems market is to provide financing, professional services and software tools (see "Technology Integration") to its existing and prospective customers. The Company believes that approximately 41% of its equipment placed on lease (including International operations) in fiscal 1996 was distributed computing systems.

The Company's Distributed Systems Group also buys, sells, and leases new and refurbished telecommunications equipment throughout North America. The Company provides its customers with a market for, and a source of, used equipment. The telecommunications portfolio includes PBX systems, VSATs, voice mail, modems and bridges, hubs and routers and concentrators.

Additionally, the Company buys, sells and leases new and used point-of-sale terminals and leases other office equipment such as fax machines and copiers.

Technology Integration: The Company's technology integration group provides strategic solutions for asset management to its customers through the creation of a systematic approach to managing information technology assets. This approach includes the establishment of processes and the leveraging of systems, software tools and, to a limited extent, business partners, to increase productivity, enhance end-user satisfaction, and reduce technology cost and risk. These technology service solutions are built around the collection, integration, and management of information on enterprise assets through the implementation of an integrated data base of asset information. These solutions may also include improving, supporting, and managing distributed systems and critical business processes through a single point of contact. The services, which are designed to complement the Company's Distributed Systems Group activities, include transitional strategies, integration planning and implementation, financing (hardware and software), and business continuity planning.

The Company's integrated asset management software tools let customers order, track and manage their inventory of distributed systems equipment. In 1996, Comdisco reached an agreement with Asset Software International ("ASI") to distribute ASI's asset management product line as part of the Company's technology integration solutions.

Large Systems: The Company buys or leases, and in turn sells, leases or subleases IBM computer equipment as well as equipment manufactured by others. The Company's sale and lease transactions include the "mainframe" central processing units, midrange, and/or various peripherals, such as printers, tape and disk drives and other equipment used with a mainframe.

The mainframe industry has been characterized by rapid and continuous technological advances permitting broadened user applications. Users upgrade equipment as their existing equipment becomes inappropriate for their needs or as a result of changes in the required amount of data processing capacity. Recent technological advances in mainframe technology by International Business Machines ("IBM") have focused on "parallel processing" systems. These systems include transaction processing and database server models, designed for both "legacy" and newer technologies in open systems. In 1996, IBM introduced its next generation of mainframes, which rely on cost-effective "complementary metal-oxide semiconductor (referred to as "CMOS)" technology, and, with the recent entry of similar offerings from Amdahl Corporation and Hitachi Data Systems, the Company expects the large systems market to be very active in 1997.

The Company assists customers in: planning and implementing major data center relocations and consolidations; evaluating information technology needs and system assessments; equipment procurement strategies and timing.

In  addition  to  mainframes,  there are  technological  advances in both direct
access  storage  devices  and  tape  drives.   The  Company  remains  an  active
participant in the mainframe, client/server and related peripheral markets.

Advances in technology affect the market for computer products and may also have an impact on the way the Company conducts its activities. The Large Systems market, although an important one for the Company, remains very competitive, with the largest market share held by the major manufacturers. Comdisco believes it is one of the only major independent lessors competing in this market. The Company believes that approximately 41% of the equipment placed on lease in fiscal 1996 (including International operations) was large systems related. The Company does not expect this percentage to increase in fiscal 1997.

BUSINESS CONTINUITY AND NETWORK SERVICES

These services entail complete enterprisewide recoverability, including large central processing sites, client/server, workstation and PC environments; as well as local and wide area networks and voice availability/recovery capabilities, consulting services in business continuity planning, network services and data protection, as well as other related data processing services, throughout the United States, Canada and Europe. The Company provides backup capabilities for, among others, Digital Equipment Corporation, IBM, Hewlett Packard, Sequent, Stratus, Sun Micro Systems, Tandem and Unisys equipment users. Comdisco's services are designed to help customers minimize the impact of a significant interruption to critical business functions as a result of the inaccessibility to the customer's data processing facility, communications network(s) or workstations.

Through its network and facilities strategy entitled CDRS Net, the Company offers customers access to its North American facilities, including a range of data processing recovery services at hot sites, Customer Control Centers ("CCC") and shell sites. Hot sites are equipped computer facilities that include central processing units, peripherals and communications equipment. A CCC interfaces customers to geographically separated hot sites by means of telecommunications lines. Most facilities also include workstation and/or desktop recovery, voice, and network capabilities. Capabilities also include client/server platforms and midrange systems.

Comdisco operates one of the largest communications networks in North America. In fiscal 1996, Comdisco formed Comdisco Network Services and acquired
NetforceMTI. The combined business unit provides network assessment, implementation and management services designed to reduce the cost of network ownership.

Of the Company's thirty-one locations, eight serve as data center recovery environments providing hot site and/or shell site services. These nine regional recovery centers serve major commercial centers, including New York, Chicago, Northern and Southern California, Texas, Georgia, as well as a location in Southern New Jersey that serves the Mid-Atlantic region and a center located in Toronto, Canada. Each recovery center has at least one hot site or CCC and includes telecommunications capabilities, conference rooms, office space, support areas, and appropriate on-site technical personnel.

DIVERSIFIED TECHNOLOGY SERVICES

Electronics Group: The Company leases new and used electronic manufacturing, testing and monitoring equipment, including semiconductor production equipment, automated test equipment and assembly equipment. Additionally, the Company maintains a dedicated refurbishing and sales facility in the Silicon Valley area. The semiconductor manufacturing industry is characterized by rapidly advancing technology, high capital outlays, increased competition, and a growing concern over the total cost of ownership in high technology equipment.

Healthcare Group: Through its subsidiaries, the Company leases medical and other high technology equipment to healthcare providers, including used, reconditioned medical equipment. The Company's portfolio includes angiography, MRI systems, CT Scanners, nuclear imaging devices, test equipment such as oscillascopes, analyzers and testers and laboratory equipment such as microscopes and centrifuges. Additionally, the Company has a comprehensive medical equipment refurbishing facility and has earned ISO certification for its facility.

Comdisco Ventures: The Company provides equipment financing to venture capital-backed start-ups, with the right to acquire small ownership positions in these companies. Comdisco Ventures' strategy is to invest in growth industries and, in fiscal 1996, approximately 25% of its business was in Internet-related software or services. Other primary markets include client/server, multimedia, advanced telecommunications, and healthcare.

COMPETITION

The Company competes as a lessor and as a dealer of new and used computer and selected other high technology equipment. The Company competes with different firms in each of its activities. The Company's competition includes equipment manufacturers such as IBM, Hewlett Packard ("HP"), Amdahl, Hitachi Data Systems, AT&T, Rolm, Hitachi Medical Systems, Siemens Medical Systems and General Electric, other equipment dealers, brokers and leasing companies (including captive or related leasing companies of IBM, HP and General Electric and others) as well as financial institutions, including commercial banks and investment banking firms. While its competitive methodologies will differ, in general, the Company competes mainly on the basis of its expertise in remarketing equipment, terms offered in its transactions, its reliability in meeting its commitments, its manufacturers' independence and its ability to develop and offer alternative solutions and options to high technology equipment users. The Company is a full service lessor. Primarily as a result of technological changes, competition has increased in the leasing industry and the number of companies offering competitive services, such as asset management and other high technology equipment leasing, has increased. Competitive alliances have also impacted the leasing industry.

In large systems the Company believes that it competes primarily with the manufacturers and their captive or related leasing companies, if any, a few other leasing companies and, to a certain extent, large system integrators as well as outsourcers. The Company also believes that, aside from IBM and its captive leasing company, IBM Credit Corp., it is one of the largest purchasers, sellers and lessors of IBM equipment. The Company does not believe that a significant amount of used IBM equipment is sold independently by owner-users of the equipment to other owner-users. The Company's continued ability to compete effectively may be affected by policies of IBM.

In PCs, workstations, electronics, healthcare and telecommunications, the Company believes it competes with the manufacturers and their captive leasing companies and approximately five significant leasing companies, as well as banks and other lessors and financial and lending institutions throughout the United States and Canada. In its other services, the Company competes with manufacturers and other national and regional consulting and services organizations.

In business continuity, the Company believes that it competes with approximately two significant domestic companies, IBM and SunGard Data Systems, Inc., as well as other regional firms in the domestic, Canadian and European marketplace, which provide contract business continuity services, and that it is the largest international provider of such services. In network services, the Company competes with telecommunication firms, consulting organizations and other local and regional providers.

The Company's continued ability to compete is also affected by its ability to attract and retain well qualified personnel and the availability of financing.

OTHER

The Company does not own any patents, trademarks, licenses, or franchises which would be considered significant to the Company's businesses.

The Company's businesses are not seasonal, however, quarter-to-quarter results from operations can vary significantly.

The amount of backlog orders is not material to understanding the Company's business.

Because of the nature of the Company's business, the Company is not required to carry significant amounts of inventory either for delivery requirements to assure continuous availability of goods from suppliers.


Item 2.  Properties

The Company owns its principal executive office building in Rosemont, Illinois that has approximately 269,000 square feet, and has pledged the property as part of a mortgage agreement. The Company leases office space for sales offices in various domestic and international locations. The Company's technical services division utilizes a 250,000 square foot building owned by the Company in Schaumburg, Illinois. This space is used primarily for refurbishing, maintenance and equipment storage. The Company's business continuity services group presently occupies eight recovery centers owned by the Company, including 151,000 square feet in Illinois, 34,000 square feet in Texas, 42,000 square feet in Georgia, 56,000 square feet in Toronto, Canada, two recovery centers each in New Jersey of 81,000 and 72,000 square feet, and California of 52,000 and 38,000 square feet. The Company's business continuity services group also leases 255,000, 14,000 and 10,000 square feet in New Jersey, Missouri, and Canada, respectively. Existing Company-owned facilities can be enlarged and expanded as required to support additional growth. The Company's disaster recovery services division also owns and leases facilities in several European countries. The Company's medical refurbishment subsidiary leases approximately 100,000 square feet in Wood Dale, Illinois. The Company's electronics group leases approximately 35,000 square feet in San Jose, California, to be used primarily for maintenance and equipment storage.

Item 3.  Legal Proceedings

No material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended September 30, 1996.
                                       8

PART II.

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

STOCK SPLIT

On November 7, 1995, the Board of Directors authorized a three-for-two split of the Company's common stock to be distributed on December 8, 1995, to holders of record on November 17, 1995. Accordingly, all references in the Company's Annual Report to Stockholders' for the year ended September 30, 1996 and the Company's Annual Report on Form 10-K for the year ended September 30, 1996 to common share data have been adjusted to reflect the split.

PRICE RANGE OF COMMON STOCK

Price Range of Common Stock on page 30 of the Annual Report to Stockholders for the year ended September 30, 1996 is incorporated herein by reference.

COMMON STOCK REPURCHASE PROGRAM

During fiscal 1996, the Company purchased 3.7 million shares of its outstanding common stock at an aggregate cost of $80 million. These purchases, when added to the shares purchased in prior years, bring the total number of common shares purchased to 27.8 million (.5 million shares were issued in fiscal 1996 in connection with the Company's acquisition of NetforceMTI, 1.5 million shares were issued upon conversion of a 6% convertible subordinated promissory note in fiscal 1995 and an additional 2.9 million shares were distributed as a common stock dividend on March 30, 1992), at an aggregate cost of $363 million. An additional 1.1 million shares of common stock were purchased between September 30, 1996 and November 5, 1996 at a cost of $25 million.

SHAREHOLDER RIGHTS PLAN

On November 18, 1987, the Board adopted a shareholders rights plan and pursuant thereto declared a dividend distribution of one Right for each outstanding share of common stock of the Company to stockholders of record at the close of business on November 27, 1987 (the "Record Date"). The shareholder rights plan was amended and restated as of November 7, 1994. Each Right entitles the registered holder under certain circumstances to purchase from the Company one share of common stock at a Purchase Price of $63.49, subject to adjustment in certain circumstances. The Purchase Price is to be paid in cash. The Rights become exercisable if (i) a person or group (other than any holder of 20% or more of the common stock on the Record Date and its successors) (an "Acquiring Person") becomes the beneficial owner of 15% or more of the outstanding common stock (and the Company does not redeem the Rights within 15 days thereafter),
(ii) a person or group makes a tender or exchange offer which upon consummation would result in such person or group beneficially owning 15% or more of the common stock (and the Company does not redeem the Rights within 15 days thereafter) or (iii) the Board of Directors determines that a beneficial owner of 10% or more of the common stock is an Adverse Person (as defined in the Rights Agreement). Upon the occurrence of any such event, each Right (other than those held by an Acquiring Person or Adverse Person) will become exercisable for one share of common stock at an adjusted Purchase Price equal to 20% of the then market price of the common stock. The terms of the Rights are set forth in the amended and restated Rights Agreement, dated as of November 7, 1994 (the "Rights Agreement"), between the Company and Chemical Bank, N.A. (formerly Manufacturers Hanover Trust Company), as Rights Agent. The Rights Agreement and a related form of the rights certificate was filed as Exhibit 4.1 with the Company's Current Report on Form 8-K, filed on December 6, 1994, File No. 1-7725. The foregoing description of the shareholder rights plan does not purport to be complete and is qualified in its entirety by reference to such exhibit.

DIVIDENDS

The Company has paid cash dividends quarterly since February 1979. Cash dividends paid on common stock were $14 million and $13 million in fiscal 1996 and 1995. The most recently declared quarterly common stock cash dividend, $.07 per share, was paid on December 9, 1996 to stockholders of record on November 15, 1996. Subject to the prior right of the holders of the Series A and Series B Preferred Stock, there are no restrictions on the Company's present or future ability to pay common dividends, except its agreement to maintain a debt to net worth ratio pursuant to, and certain other limitations contained in, the Company's multi-option and global revolving credit agreements, none of which have any current application. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon the Company's profit levels and capital requirements as well as financial and other conditions existing at the time. Common stock cash dividends paid were $.28 per share in fiscal 1996 and $.24 per share in fiscal 1995.

Item 6.  Selected Financial Data

Six Year Summary on pages 24 and 25 of the Annual Report to Stockholders for the fiscal year ended September 30, 1996 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 26 through 30 of the Annual Report to Stockholders for the fiscal year ended September 30, 1996 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements on pages 31 through 48 of the Annual Report to Stockholders for the fiscal year ended September 30, 1996 is incorporated herein by reference. Quarterly Financial Data on page 46 of the Annual Report to Stockholders for the fiscal year ended September 30, 1996 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
                                       10

PART III.

Item 10.  Directors and Executive Officers of Registrant

A description of Directors and Executive Officers of Registrant contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1996 is incorporated herein by reference.

Item 11.  Executive Compensation

A description of Executive Compensation contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1996 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

A description of Security Ownership of Certain Beneficial Owners and Management contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1996 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

A description of Certain Relationships and Related Transactions contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1996 is incorporated herein by reference.

PART IV.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1) and (a)(2)          Certain Documents Filed as Part of the Form 10-K:

                           The financial statements, including the supporting schedule, listed in the Index to Financial Statements and Financial Statement Schedule are filed as part of this Form 10-K on page 14.

(a)(3) Exhibits:
                           See Index to Exhibits filed as part of this Form 10-K on pages 17 through 22.

(b) Reports on Form 8-K:

                           On November  15,  1996,  the Company  filed a current
                           report on Form 8-K, dated November 15, 1996, reporting Item 5. Other Events and Item 7. Financial Statements and Exhibits. The filing was for the Company's announcement of fourth quarter and fiscal 1996 results of operations and included the Company's press release dated November 5, 1996.

                           On November  21,  1996,  the Company  filed a Current
                           Report on Form 8-K, dated November 18, 1996, reporting Item 7. Financial Statements and Exhibits. The exhibits included in the report related to the Company's $250 million 6.375% Notes Due November 30, 2001.

                           On December 9, 1996, the Company filed a Current Report on Form 8-K, dated December 6, 1996, reporting
                           Item  7.  Financial  Statements  and  Exhibits.   The
                           exhibits included in the report related to the Company's $500 million medium term note program.

                           On December 16, 1996, the Company filed two (2) Current Reports on Form 8-K each dated December 13, 1996, reporting Item 7. Financial Statements and Exhibits. The exhibits in the reports included the amended credit agreements between the Company and the banks thereto.

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

                                                     COMDISCO, INC.

DATE: December 20, 1996                              By:   /s/ David J. Keenan
                                                     -------------------------
                                                            David J. Keenan
                                                            Vice President and
                                                            Corporate Controller


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  John F. Slevin
John F. Slevin
Chief Executive Officer                                   /s/ Philip A. Hewes
(Principal Executive Officer),                                Philip A. Hewes
President and  Director                                       Director


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

__________________________                             /s/  Nicholas K. Pontikes
Robert A. Bardagy                                           Nicholas K. Pontikes
Director                                                    Director

/s/ Edward H. Fiedler, Jr.                                /s/ Rick Kash
Edward H. Fiedler, Jr.                                        Rick Kash
Director                                                      Director

/s/ C. Keith Hartley                                     /s/Basil R. Twist, Jr.
C. Keith Hartley                                            Basil  R. Twist, Jr.
Director                                                    Director

--------------------------
Thomas H. Patrick
Director                                        Each of the above signatures is
                                                affixed as of  December 20, 1996

Comdisco, Inc. and Subsidiaries

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements and notes to consolidated financial statements of Comdisco, Inc. and Subsidiaries and related Independent Auditors' Report, included in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996, are incorporated by reference in Item 8:

                                                                                                     Annual Report
                                                                                                      Page Number
                                                                                                      -----------



Consolidated Statements of Earnings --
  Years Ended September 30, 1996, 1995 and 1994 ......................                                    31

Consolidated Balance Sheets -- September 30, 1996 and 1995 ...........                                    32

Consolidated Statements of Stockholders' Equity --
  Years Ended September 30, 1996, 1995 and 1994 ......................                                    33

Consolidated Statements of Cash Flows --
  Years Ended September 30, 1996, 1995 and 1994  .....................                                 34-35

Notes to Consolidated Financial Statements ...........................                                 36-47

Independent Auditors' Report .........................................                                    48




The following  consolidated  financial statement schedule of Comdisco,  Inc. and
Subsidiaries is included in Item 14(d):
                                                                                                       Form 10-K
                                                                                                     Page Number
                                                                                                     -----------

     Schedule  II -- Valuation and Qualifying Accounts  .............                                     16


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

[KPMG Peat Marwick LLP Letterhead]





                          Independent Auditors' Report





The Board of Directors and Stockholders
Comdisco, Inc.:

Under date of November 5, 1996, we reported on the consolidated balance sheets of Comdisco, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended September 30, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                         /s/  KPMG Peat Marwick LLP


Chicago, Illinois
November 5, 1996

Comdisco, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended September 30, 1996
(in millions)

                                                                                       Additions
                                                                      Balance at      charged to             Balance at
                                                                       beginning       costs and                    end
       Description                                                     of period        expenses      Other   of period
-----------------------------                                         ----------     -----------    -------   ---------
Year ended September 30, 1994:

Allowance for
  doubtful accounts ................................................         $13           $10         $(13)<F1>    $10
                                                                             ===           ===         ====         ===

Litigation reserve .................................................         $ 6           $10         $(13)        $ 3
                                                                             ===           ===         ====         ===


Year ended September 30, 1995:

Allowance for
  doubtful accounts ................................................         $10           $12          $(5)<F1>    $17
                                                                             ===           ===         ====         ===

Litigation reserve .................................................         $ 3           $ -          $ -         $ 3
                                                                             ===           ===         ====         ===
Year ended September 30, 1996:

Allowance for
  doubtful accounts ................................................         $17           $11         $ (7)<F1>    $21
                                                                             ===           ===         ====         ===


Litigation reserve .................................................         $ 3           $ -          $(2)        $ 1
                                                                             ===           ===         ====         ===


<F1> Write off of receivables net of recoveries

Comdisco, Inc. and Subsidiaries
INDEX TO EXHIBITS

       Exhibit No.                       Description of Exhibit
       -----------     ---------------------------------------------------------
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

            3.04       By-Laws of Registrant dated July 23, 1996

                               Incorporated by reference to Exhibit 4(b) filed with the Company's Registration Statement on Form S-8 dated September 25, 1996, as filed with the Commission September 26, 1996, File No. 1-7725.

            4.01 Indenture Agreement between Registrant and Citibank, NA, as Trustee dated as of June 15, 1992

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

       Exhibit No.                       Description of Exhibit
       -----------     ---------------------------------------------------------
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

           10.01       Employment Agreement with John F. Slevin dated
                       October 20, 1994

                               Incorporated by reference to Exhibit 10.01 filed with the Company's Annual Report for the year ended September 30, 1994 on Form 10-K, File No. 1-7725.

           10.02 Amendment to Employment Agreement with John F. Slevin dated September 29, 1995

                               Incorporated by reference to Exhibit 10.02 filed with the Company's Annual Report for the year ended September 30, 1995 on Form 10-K, File No. 1-7725.

           10.03 Amendment to Employment Agreement with John F. Slevin dated September 29, 1996

           10.04       1979 Stock Option Plan of the Registrant

                               Incorporated by reference to Exhibit 10.3 filed with the Company's Annual Report for the year ended September 30, 1982 on Form 10-K, File No. 1-7725.

           10.05       1981 Stock Option Plan of the Registrant

                               Incorporated by reference to Exhibit 10.4 filed with the Company's Annual Report for the year ended September 30, 1982 on Form 10-K, File No. 1-7725.

           10.06 Amendment to 1979 and 1981 Stock Option Plans of the Registrant dated December 15, 1986

                               Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report for the year ended September 30, 1987 on Form 10-K, File No. 1-7725.

       Exhibit No.                       Description of Exhibit
       -----------     ---------------------------------------------------------
           10.07       1987 Stock Option Plan of the Registrant

                               Incorporated by reference to Exhibit 10.7 filed with the Company's Annual Report for the year ended September 30, 1988 on Form 10-K, File No. 1-7725.

           10.08 Amendment to 1979, 1981 and 1987 Stock Option Plans of the Registrant dated November 4, 1987

                               Incorporated by reference to Exhibit 10.9 filed with the Company's Annual Report for the year ended September 30, 1987 on Form 10-K, File No. 1-7725.

           10.09       1989 Non-Employee Director Stock Option Plan

                               Incorporated by reference to Exhibit 10.11 filed with the Company's Annual Report for the year ended September 30, 1990 on Form 10-K, File No. 1-7725.

           10.10       1996 Non-Employee Director Stock Option Plan


           10.11       1991 Stock Option Plan

                              Incorporated by reference to Exhibit 10.08 filed with the Company's Annual Report for the year ended September 30, 1992 on Form 10-K, File No. 1-7725.

           10.12       1992 Long-Term Stock Ownership Incentive Plan

                              Incorporated by reference to Exhibit 10.09 filed with the Company's Annual Report for the year ended September 30, 1992 on Form 10-K, File No. 1-7725

           10.13       1995 Long-Term Stock Ownership Incentive Plan


           10.14       Comdisco, Inc. Employee Stock Purchase Plan

                               Incorporated by reference to Exhibit 15 to the Company's Registration Statement on Form S-8 filed on March 19, 1982 and Post-Effective
                               Amendment filed December 21, 1982, File No. 2-76569.

           10.15       Management Compensation Arrangements and Plans

           10.16 Facility agreement dated December 30, 1994 and made between Comdisco, Inc. National Westminster Bank PLC, Barclays Bank PLC and the banks thereto

                              Incorporated by reference to Exhibit 10.01 filed with the Company's Current Report on Form 8-K, filed February 15, 1995, File No. 1-7725.

       Exhibit No.                       Description of Exhibit
       -----------     ---------------------------------------------------------
           10.17       Supplemental Agreement dated December 29, 1995 to the
                       Facility agreement dated December 30, 1994

                               Incorporated by reference to Exhibit 10.03 filed with the Company's Current Report on Form 8-K, filed December 16, 1996, File No. 1-7725.

           10.18 Revolving Credit Facility dated December 30, 1994 between the Company and National Westminster Bank PLC as arranger and administrative agent, the Co-Agents (as defined therein) and the Banks (as defined therein)

                              Incorporated by reference to Exhibit 10.01 filed with the Company's Current Report on Form 8-K, filed February 15, 1995, File No. 1-7725.

           10.19 First Supplemental Agreement to the Revolving Credit Facility dated December 30, 1994

                               Incorporated by reference to Exhibit 10.01 filed with the Company's Current Report on Form 8-K, filed December 16, 1996, File No. 1-7725.

           10.20 Second Supplemental Agreement to the Revolving Credit Facility dated December 30, 1994

                               Incorporated by reference to Exhibit 10.01 filed with the Company's Current Report on Form 8-K, filed December 16, 1996, File No. 1-7725.

           10.21 Fourth Amended and Restated Global Credit Agreement by and among Comdisco, Inc., Citibank, N.A. and Nationsbank of North Carolina, N.A. as Co-agents and Co-arrangers and the Financial Institutions Party thereto dated as of December 18, 1995

                              Incorporated by reference to Exhibit 10.02 filed with the Company's Current Report on Form 8-K, filed December 16, 1996, File No. 1-7725.

           10.22 Credit Agreement by and among Comdisco, Inc., Citibank, N.A.and Nationsbank of North Carolina, N.A. as Co-agents and Co-arrangers and the Financial Institutions Party thereto dated as of December 20, 1994

                              Incorporated by reference to Exhibit 10.01 filed with the Company's Current Report on Form 8-K, filed February 15, 1995, File No. 1-7725.

           10.23       Amendment to Credit Agreement dated as of December 20,
                       1994

                               Incorporated by reference to Exhibit 10.02 filed with the Company's Current Report on Form 8-K, filed December 16, 1996, File No. 1-7725.

           10.24 Purchase Agreement dated January 27, 1995 by and among Computer Discount Corporation, Nicholas K. Pontikes, as executor of the Estate of Kenneth N. Pontikes, and Nicholas K. Pontikes as trustee of the Pontikes Trust

                               Incorporated   by   reference  to  Exhibit  2  to
                               Amendment No. 2 to Schedule 13-D filed by Nicholas K. Pontikes, the Pontikes Trust and the Ponchil Limited Partnership, dated as of January 27, 1995 and filed with the Commission on February 2, 1995, File No.
                               1-7725.

       Exhibit No.                       Description of Exhibit
       -----------     ---------------------------------------------------------
           11.00       Computation of Earnings Per Share

           12.00       Ratio of Earnings to Fixed Charges

           13.00       Annual Report to Security Holders

                               Six Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements on pages 24 through 47 and the
                               Quarterly Financial Data on page 46 and the Independent Auditors' Report on page 48 of the Annual Report to security holders for the fiscal year ended September 30, 1996 have been incorporated by reference as part of this Form 10-K.

           21.00       Subsidiaries of Registrant

           23.00       Consent of KPMG Peat Marwick LLP dated December 23, 1996

           27.00       Financial Data Schedule