Form 10-Q
period 1996-12-31
COMDISCO INC
filed 1997-02-14
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                    FORM 10-Q
                         -------------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                For the quarterly period ended December 31, 1996

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

                              Name of each                    Number of shares
         Title of             exchange on                     outstanding as of
         each class           which registered                December 31, 1996
         ----------           ----------------                -----------------

         Common stock,        New York Stock Exchange             48,705,025
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

Comdisco, Inc. and Subsidiaries


INDEX
                                                                           Page



PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)
           Consolidated Statements of Earnings and Retained Earnings --
           Three Months Ended December 31, 1996 and 1995......................3

           Consolidated Balance Sheets --
           December 31, 1996 and September 30, 1996...........................4

           Consolidated Statements of Cash Flows --
           Three Months Ended December 31, 1996 and 1995......................5

           Notes to Consolidated Financial Statements.........................7


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................9


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K...................................12

SIGNATURES...................................................................14

PART I.  FINANCIAL INFORMATION

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED) (in millions except per share data)
For the Three Months Ended December 31, 1996 and 1995

                                                                                                        Three Months Ended
                                                                                                           December 31
                                                                                                           -----------
                                                                                                          1996     1995
                                                                                                         -----    -----

Revenue
   Leasing
     Operating .......................................................................................   $ 390    $ 316
     Direct financing ................................................................................      36       40
     Sales-type ......................................................................................      64       40
                                                                                                         -----    -----
        Total leasing ................................................................................     490      396

   Sales .............................................................................................      46       51
   Business continuity and network services ..........................................................      84       70
   Other .............................................................................................      13       13
                                                                                                         -----    -----
     Total revenue ...................................................................................     633      530
                                                                                                         -----    -----

Costs and expenses
   Leasing
     Operating .......................................................................................     305      235
     Sales-type ......................................................................................      46       24
                                                                                                         -----    -----
        Total leasing ................................................................................     351      259

   Sales .............................................................................................      30       41
   Business continuity and network services ..........................................................      71       61
   Selling, general and administrative ...............................................................      59       60
   Interest ..........................................................................................      73       65
                                                                                                         -----    -----
     Total costs and expenses ........................................................................     584      486
                                                                                                         -----    -----

Earnings before income taxes .........................................................................      49       44
Income taxes .........................................................................................      19       17
                                                                                                         -----    -----
Net earnings before preferred dividends ..............................................................      30       27
Preferred dividends ..................................................................................      (2)      (2)
                                                                                                         -----    -----
Net earnings available to common
    stockholders .....................................................................................   $  28    $  25
                                                                                                         =====    =====

Retained earnings at beginning of period .............................................................   $ 856    $ 764
Net earnings available to common stockholders ........................................................      28       25
Cash dividends paid on common stock ..................................................................      (3)      (4)
                                                                                                         -----    -----
Retained earnings at end of period ...................................................................   $ 881    $ 785
                                                                                                         =====    =====

Net earnings per common and common equivalent share:
     Net earnings available to common stockholders ...................................................   $ .55    $ .47
                                                                                                         =====    =====

Cash dividends paid per common share .................................................................   $ .07    $ .07
                                                                                                         =====    =====

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)



                                                                                   December 31             September 30
                                                                                      1996                      1996
                                                                                   -----------              ------------
                                                                                   (unaudited)              (audited)

Assets
Cash and cash equivalents .........................................................   $    62                    $    29
Cash - legally restricted .........................................................        24                         27
Receivables, net ..................................................................       217                        218
Inventory of equipment ............................................................       184                        155
Leased assets:
  Direct financing and sales-type .................................................     1,593                      1,768
  Operating (net of accumulated depreciation) .....................................     3,179                      2,842
                                                                                      -------                    -------
    Net leased assets .............................................................     4,772                      4,610
Buildings, furniture and other, net ...............................................       146                        149
Other assets ......................................................................       393                        403
                                                                                      -------                    -------
                                                                                      $ 5,798                    $ 5,591
                                                                                      =======                    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable .....................................................................   $ 1,013                    $ 1,127
Term notes payable ................................................................       373                        374
Senior debt .......................................................................     2,115                      1,771
Accounts payable ..................................................................       125                        135
Income taxes ......................................................................       289                        279
Other liabilities .................................................................       285                        325
Discounted lease rentals ..........................................................       796                        781
                                                                                      -------                    -------
                                                                                        4,996                      4,792
                                                                                      -------                    -------
Stockholders' equity:
Preferred stock $.10 par value.
 Authorized 100,000,000 shares:
  8.75% Cumulative Preferred Stock, Series A and B
  $25 stated value and liquidation preference,
  3,562,600 shares issued (3,562,600 at September 30, 1996) .......................        89                         89
Common stock $.10 par value
 Authorized 200,000,000 shares issued 72,712,273 shares
  (72,519,209 at September 30, 1996) ..............................................         7                          7
Additional paid-in capital ........................................................       165                        165
Deferred compensation (ESOP) ......................................................        (4)                        (5)
Deferred translation adjustment ...................................................         7                          5
Retained earnings .................................................................       881                        856
                                                                                      -------                    -------
                                                                                        1,145                      1,117
  Common stock held in treasury, at cost ..........................................      (343)                      (318)
                                                                                      -------                    -------
        Total stockholders' equity ................................................       802                        799
                                                                                      -------                    -------
                                                                                      $ 5,798                    $ 5,591
                                                                                      =======                    =======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
Three Months Ended December 31, 1996 and 1995



                                                                       1996     1995
                                                                      -----    -----
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
   Operating lease and other leasing receipts .....................   $ 380    $ 333
   Direct financing and sales-type leasing receipts ...............     202      236
   Leasing costs, primarily rentals paid ..........................      (7)      (7)
   Sales ..........................................................      57       52
   Sales costs ....................................................     (21)     (31)
   Business continuity and network services receipts ..............      81       73
   Business continuity and network services costs .................     (49)     (41)
   Other revenue ..................................................      14       13
   Selling, general and administrative expenses ...................     (65)     (64)
   Interest .......................................................     (64)     (63)
   Income taxes ...................................................      (5)      (3)
                                                                      -----    -----
     Net cash provided by operating activities ....................     523      498
                                                                      -----    -----


Cash flows from investing activities:
  Equipment purchased for leasing .................................    (680)    (488)
  Investment in business continuity and network services facilities     (15)     (16)
  Other ...........................................................     (13)       5
                                                                      -----    -----
     Net cash used in investing activities ........................    (708)    (499)
                                                                      -----    -----

Cash flows from financing activities:
  Discounted lease proceeds .......................................     139       91
  Net increase (decrease) in  notes payable .......................    (114)     190
  Issuance of term notes and senior notes .........................     344       50
  Maturities and repurchases of term notes and senior notes .......      (1)    (192)
  Principal payments on secured debt ..............................    (124)    (153)
  Decrease (increase) in legally restricted cash ..................       3       (4)
  Common stock repurchased and placed in treasury .................     (25)     (30)
  Dividends paid on common stock ..................................      (3)      (4)
  Dividends paid on preferred stock ...............................      (2)      (2)
  Other ...........................................................       1        1
                                                                      -----    -----
         Net cash provided (used) by financing activities .........     218      (53)
                                                                      -----    -----


Net increase (decrease) in cash and cash equivalents ..............      33      (54)
Cash and cash equivalents at beginning of period ..................      29       85
                                                                      -----    -----
Cash and cash equivalents at end of period ........................   $  62    $  31
                                                                      =====    =====


See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED  STATEMENTS  OF CASH FLOWS  (UNAUDITED)-- CONTINUED
(in millions)
Three Months Ended December 31, 1996 and 1995



                                                                                   1996   1995
                                                                                   ----   ----

Reconciliation of net earnings to net cash provided by operating activities:


Net earnings ...................................................................   $ 30   $ 27

Adjustments  to  reconcile  net  earnings  to net  cash  provided  by  operating activities:
    Leasing costs, primarily
      depreciation and amortization ............................................    344    252
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals ............................     92    173
     Cost of sales .............................................................      9     10
     Business continuity and network services costs,
        primarily depreciation and amortization ................................     22     16
     Income taxes ..............................................................     14     14
     Interest ..................................................................      9      2
     Other - net ...............................................................      3      4
                                                                                   ----   ----
     Net cash provided by operating activities .................................   $523   $498
                                                                                   ====   ====



Supplemental schedule of noncash financing activities:

Common stock issued in acquisition of NetforceMTI ..............................   $ --   $  9
                                                                                   ====   ====


See accompanying notes to consolidated financial statements.

     Comdisco, Inc. and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     December 31, 1996 and 1995


     1.    Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

     The balance sheet at September 30, 1996 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

     Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings and are not available to other creditors.

      Certain reclassifcations have been made in the 1996 financial statements to conform to the 1996 presentation.


     2.    Interest-Bearing Liabilities

     At December 31, 1996, the Company had $1.2 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities, of which approximately $400 million was unused.

     The average daily borrowings outstanding during the three months ended December 31, 1996 were approximately $4.3 billion, with a related weighted average interest rate of 6.85%. This compares to average daily borrowings during the first three months of fiscal 1996 of approximately $3.5 billion, with a related weighted average interest rate of 7.36%.

     3.    Senior Notes

     On November 1, 1996, the company filed a registration statement on Form S-3 with the Securities and Exchange Commission for a shelf offering of up to $950 million of senior debt securities (which amount includes $100 million of undesignated securities from a previous shelf registration statement) on terms to be set at the time of each sale (the "1996 Shelf"). Pursuant to the 1996 Shelf, the Company, on November 21, 1996, issued $250 million of 6.375% Notes Due November 30, 2001, and, on December 6, 1996, filed a Prospectus Supplement designating $500 million of the senior debt securities as "Medium-Term Notes, Series F," all of which medium-term notes remained available for issuance at December 31, 1996. The Company sold $75 million of medium-term notes between January 1, 1997 and February 5, 1997. The Company plans to continue to be active in issuing senior debt during fiscal 1997, primarily to support the anticipated growth of the leased assets and, where appropriate, to refinance maturities of interest-bearing liabilities.

     4.    Common Stock

     On January 21, 1997, the Board of Directors declared a quarterly cash dividend of $.07 per share to be paid on March 10, 1997 to stockholders of record as of February 7, 1997.

     During the quarter ended December 31, 1996, the Company purchased 1.1 million shares of its common stock at an aggregate cost of approximately $25 million.

Comdisco, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Earnings
------------
Net earnings available to common stockholders (hereinafter referred to as "net earnings") for the three months ended December 31, 1996 were $28 million, or $.55 per share, as compared to $25 million, or $.47 per share, for the three months ended December 31, 1995. The increase in net earnings in the current quarter compared to the year earlier period is due to an increase in earnings contributions from sales and business continuity and network services activities. Earnings per share in the current quarter benefited from the Company's stock repurchase program, which has reduced the average common and common equivalent shares outstanding.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume of new leases written, product announcements by manufacturers, economic conditions, interest rate fluctuations and variations in the financial mix of leases written. The financial mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors and finance companies. Additionally, the growth in leasing volume during the last two fiscal quarters has the effect of increasing the proportion of leases for new equipment ("New Leases") to total leases. New Leases traditionally have lower earnings contributions than leases for remarketed equipment. As a result, increasing lease volume activities initially has the impact of putting pressure on leasing margins.

Equipment Volume
----------------
Leasing volume, as measured by the cost of equipment placed on lease, increased in the first quarter of fiscal 1997 as compared to the year earlier quarter. Lease volume in the current quarter was the second highest quarterly volume level in the Company's history, second only to the fourth quarter of fiscal 1996. The growth in leasing volume is expected to have a positive impact on leasing revenue in future periods and will provide equipment for remarketing.

Cost of equipment placed on lease was $686 million during the quarter ended December 31, 1996. This compares to cost of equipment placed on lease of $540 million and $768 million during the quarters ended December 31, 1995 and September 30, 1996, respectively. In the current quarter, Information Technology Services had cost of equipment placed on lease of $598 million, compared to $438 million in the year earlier quarter. The increase was due to an increase in leasing of distributed systems equipment, both domestically and internationally. Large systems equipment volume declined in the current period compared to the prior year period. The growth in distributed systems reflects industry trends in information technology. Diversified Technology Services had equipment cost of equipment placed on lease of $88 million, compared to $102 million in the year earlier period.

Remarketing activity, an important contributor to quarterly earnings, declined compared to the record level of activity in the fourth quarter of fiscal 1996, and increased compared to the first quarter of fiscal 1996. To meet its quarterly earnings goals, remarketing contributions have to be at approximately the level achieved in the current fiscal quarter. While the Company is devoting resources to its remarketing activities, there can be no assurance that the Company will achieve the appropriate level of activity necessary to meet the Company's desired operating results.

Three Months Ended December 31, 1996
------------------------------------
Total revenue for the three months ended December 31, 1996 was $633 million compared to $530 million in the prior year quarter and $728 million in the quarter ended September 30, 1996, respectively. The increase in the current quarter compared to the prior year quarter was due to higher total leasing revenue, principally from operating leases. Total leasing revenue of $490 million for the quarter ended December 31, 1996 represented an increase of 24% compared to the year earlier period. The decrease in total revenue in the current quarter compared to the fourth quarter of fiscal 1996 was due to reduced revenue from remarketing activities, including sales. Remarketing activities were at record levels in the fourth quarter of fiscal 1996. Total leasing revenue was $543 million in the fourth quarter of fiscal 1996.

The increase in lease volume, particularly during the last nine months, coupled with lower margins on large systems transactions, has resulted in lower margins on leasing, particularly for operating leases. Operating lease revenue minus operating lease cost was $85 million, or 21.8% of operating lease revenue (collectively, the "Operating Lease Margin"), and $81 million, or 25.6% of operating lease revenue, in the three months ended December 31, 1996 and 1995, respectively. The Operating Lease Margin was $83 million, or 22.4% in the quarter ended September 30, 1996. Because of the expected high levels of leasing volume and the expectation that large systems margins will continue at or below current levels, the Company expects continued pressure on leasing margins throughout the remainder of fiscal 1997, and possibly beyond.

Revenue from sales, which includes remarketing and buy/sell activities, totaled $46 million in the first quarter of fiscal 1997 compared to $51 million in the year earlier quarter. The decrease in sales revenue in the current quarter is primarily due to reduced sales and sales revenue per unit on large systems. Sales from distributed systems equipment as well as sales from the Company's Electronics Group, both of which generally have higher margins as compared to large system sales, increased in the current year period compared to the year earlier period. Margins on sales were 35% and 20% in the quarters ended December 31, 1996 and 1995, respectively.

Revenue from business continuity and network services activities for the three months ended December 31, 1996 and 1995 was $84 million and $70 million, respectively, a 20% increase. Cost of business continuity and network services activities for the three months ended December 31, 1996 and 1995 was $71 million and $61 million, respectively, a 16% increase.

Other revenue for each of the quarters ended December 31, 1996 and 1995 was $13 million. Revenue from the sale of equity positions held as a result of the Company's lease financing transactions with early-stage high technology companies (referred to as Comdisco Ventures, part of the Company's Diversified Technologies Group) was $7 million and $3 million in the quarter ended December 31, 1996 and 1995, respectively.

Total costs and expenses for the quarter ended December 31, 1996 was $584 million compared to $486 million in the prior year period. The increase in total costs and expenses is primarily due to increased leasing costs related to increasing operating lease revenue.

Selling, general and administrative expenses totaled $59 million in the quarter ended December 31, 1996 compared to $60 million in the quarter ended December 31, 1995 and $64 million in the quarter ended September 30, 1996.

Interest expense for the three months ended December 31, 1996 totaled $73 million in comparison to $65 million and $68 million in the quarters ended December 31, 1995 and September 30, 1996, respectively. The increase in the current quarter is due to higher average daily borrowings resulting from increased leased assets at September 30, 1996 and an increase in equipment purchased for lease during the current quarter compared to the year earlier period.

Financial Condition
-------------------
The Company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

Capital expenditures for equipment are financed by cash flows from operations, recourse debt, or by assigning the noncancellable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the three months ended December 31, 1996 was $523 million, compared to $498 million for the year earlier period. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio.

Note on Forward-Looking Information
-----------------------------------
Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, the volume of new leases written, changes in customer demand and requirements, financial mix of leases written, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, unanticipated expenses and delays in the integration of newly-acquired businesses, industry specific factors and world wide economic and business conditions. The financial mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

3.02             By-Laws of Registrant dated July 23, 1996

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

4.02 Indenture Agreement between Registrant and Yasuda Bank and Trust Company (USA), as Trustee dated as of December 1, 1995

                 Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated January 12, 1996, as filed with the Commission on January 17, 1996, File No. 1-7725, the copy of the Indenture dated as of December 1, 1995 between the Registrant and Yasuda Bank and Trust Company (USA), as Trustee.
                                       12

Exhibit No.                             Description of Exhibit
-----------      ---------------------------------------------------------------
10.01            Third  Supplemental  Agreement  dated  December 30, 1996 to the revolving Credit Facility dated December 30, 1994.

10.02 Ninth Supplemental Agreement Dated December 30, 1996 to Revolving Credit Facilty dated December 30, 1994 between the Company and National Westminister Bank PLC as arranger and administrative agent, the Co-agents (as defined therein) and the Banks (as defined therein)

10.03 Fifth Amended and Restated Global Credit Agreement by and among Comdisco, Inc., Citibank, N.A. and nationsbank of North Carolina, N.A., as Co-agents and Co-arrangers and the Financial Institutions Party thereto dated as of December 16, 1996.

11               Computation of Earnings Per Common Share

12               Ratio of Earnings to Fixed Charges

27               Financial Data Schedule


b)  Reports on Form 8-K:

                 On January 27, 1997, the Company filed a current report on Form 8-K, dated January 24, 1997, reporting Item 5. Other Events. The filing announced changes in the Board of Directors.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COMDISCO, INC.
                                         --------------

                                         REGISTRANT






Date:  February 14, 1997               /s/ John J. Vosicky
                                       John J. Vosicky
                                       Chief Financial Officer and
                                       Excutive Vice President