Form 10-Q
period 1997-03-15
COMDISCO INC
filed 1997-05-15
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q
                       -----------------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended March 31, 1997

                                       or

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


                                      Name of each            Number of shares
         Title of                      exchange on            outstanding as of
         each class                 which registered            March 31, 1997
         ----------                 ----------------          -----------------

         Common stock,              New York Stock Exchange          73,447,760
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


         Consolidated Statements of Earnings and Retained Earnings --
         Three and Six Months Ended March 31, 1997 and 1996..................3

         Consolidated Balance Sheets --
         March 31, 1997 and September 30, 1996...............................4

         Consolidated Statements of Cash Flows --
         Six Months Ended  March 31, 1997 and 1996...........................5

         Notes to Consolidated Financial Statements..........................7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................9

PART II    OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders ............14

  Item 6.   Exhibits and Reports on Form 8-K................................15

  SIGNATURES................................................................17

 FINANCIAL INFORMATION
Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED) (in millions except per share data)
For the Three and Six Months Ended  March 31, 1997 and 1996

                                                                       Three Months Ended         Six Months Ended
                                                                             March 31,                March 31,
                                                                       ------------------       ------------------
Revenue ............................................................      1997       1996          1997       1996
                                                                       -------    -------       -------    -------
   Leasing
     Operating .....................................................   $   402    $   330       $   792    $   646
     Direct financing ..............................................        36         39            72         79
     Sales-type ....................................................        68         49           132         89
                                                                       -------    -------       -------    -------
        Total leasing ..............................................       506        418           996        814

   Sales ...........................................................        59         74           105        125
   Continuity and network services .................................        85         78           169        148
   Other ...........................................................        40         11            53         24
                                                                       -------    -------       -------    -------
     Total revenue .................................................       690        581         1,323      1,111
                                                                       -------    -------       -------    -------
Costs and expenses
   Leasing
     Operating .....................................................       316        249           621        484
     Sales-type ....................................................        43         35            89         59
                                                                       -------    -------       -------    -------
        Total leasing ..............................................       359        284           710        543

Sales ..............................................................        49         59            79        100
Continuity and network services ....................................        71         68           142        129
Selling, general and administrative ................................        61         60           120        120
Interest ...........................................................        73         65           146        130
Other ..............................................................        25         --            25         --
                                                                       -------    -------       -------    -------
     Total costs and expenses ......................................       638        536         1,222      1,022
                                                                       -------    -------       -------    -------

Earnings before income taxes .......................................        52         45           101         89
Income taxes .......................................................        19         17            38         34
                                                                       -------    -------       -------    -------
Net earnings before preferred dividends ............................        33         28            63         55
Preferred dividends ................................................        (2)        (2)           (4)        (4)
                                                                       -------    -------       -------    -------
Net earnings to common stockholders ................................   $    31    $    26       $    59    $    51
                                                                       =======    =======       =======    =======

Retained earnings at beginning of period ...........................   $   881    $   785       $   856    $   764
Net earnings to common stockholders ................................        31         26            59         51
Cash dividends paid on common stock ................................        (4)        (3)           (7)        (7)
                                                                       -------    -------       -------    -------
Retained earnings at end of period .................................   $   908    $   808       $   908    $   808
                                                                       =======    =======       =======    =======
Net earnings per common and common equivalent share.................   $   .38    $   .33       $   .75    $   .64
                                                                       =======    =======       =======    =======
Common and common equivalent shares
outstanding ........................................................        78         79            78         80
                                                                       =======    =======       =======    =======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)

                                                                                           March 31,  September 30,
                                                                                               1997           1996
                                                                                            -------        -------
                                                                                         (unaudited)      (audited)
ASSETS
Cash and cash equivalents ...............................................................   $    38        $    29
Cash - legally restricted ...............................................................        27             27
Receivables, net ........................................................................       259            218
Inventory of equipment ..................................................................       182            155
Leased assets:
  Direct financing and sales-type .......................................................     1,599          1,768
  Operating (net of accumulated depreciation) ...........................................     3,299          2,842
                                                                                            -------        -------
    Net leased assets ...................................................................     4,898          4,610
Buildings, furniture and other, net .....................................................       144            149
Other assets ............................................................................       374            403
                                                                                            -------        -------
                                                                                            $ 5,922        $ 5,591
                                                                                            =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable ...........................................................................   $ 1,302        $ 1,127
Term notes payable ......................................................................       373            374
Senior notes ............................................................................     1,980          1,771
Accounts payable ........................................................................       126            135
Income taxes ............................................................................       270            279
Other liabilities .......................................................................       268            325
Discounted lease rentals ................................................................       782            781
                                                                                            -------        -------
                                                                                              5,101          4,792
Stockholders' equity:
  Preferred stock $.10 par value.
    Authorized 100,000,000 shares:
       8.75% Cumulative Preferred Stock, Series A and B
       $25 stated value and liquidation preference
       3,562,600 shares  issued (3,562,600 at September 30, 1996) .......................        89             89
  Common stock $.10 par value.
    Authorized 200,000,000 shares; issued 109,462,152 shares
    (108,778,814 at September 30, 1996) .................................................         7              7
  Additional paid-in capital ............................................................       173            165
  Deferred compensation (ESOP) ..........................................................        (4)            (5)
  Deferred translation adjustment .......................................................        (8)             5
  Retained earnings .....................................................................       908            856
                                                                                            -------        -------
                                                                                              1,165          1,117
  Common stock held in treasury, at cost ................................................      (344)          (318)
                                                                                            -------        -------
      Total stockholders' equity ........................................................       821            799
                                                                                            -------        -------
                                                                                            $ 5,922        $ 5,591
                                                                                            =======        =======


See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in  millions)
For the Six Months Ended March 31, 1997 and 1996

Increase (decrease) in cash and cash equivalents:

                                                                1997       1996
                                                             -------    -------

Cash flows from operating activities:
   Operating lease and other leasing receipts ............   $   808    $   705
   Direct financing and sales-type leasing receipts ......       410        476
   Leasing costs, primarily rentals paid .................       (14)       (18)
   Sales .................................................       118        125
   Sales costs ...........................................       (35)       (63)
   Continuity and network services receipts ..............       161        147
   Continuity and network services costs .................       (98)       (84)
   Other revenue .........................................        29         24
   Litigation settlement .................................        25         --
   Selling, general and administrative expenses ..........      (119)      (117)
   Interest ..............................................      (144)      (127)
   Income taxes ..........................................       (37)       (16)
                                                             -------    -------
     Net cash provided by operating activities ...........     1,104      1,052
                                                             -------    -------

Cash flows from investing activities:
  Equipment purchased for leasing ........................    (1,421)    (1,038)
  Investment in continuity and network services facilities       (29)       (34)
  Other ..................................................         1        (16)
                                                             -------    -------
     Net cash used in investing activities ...............    (1,449)    (1,088)
                                                             -------    -------

Cash flows from financing activities:
   Discounted lease proceeds .............................       200        130
   Net increase in notes payable .........................       175        226
   Issuance of term notes and senior notes ...............       524        384
   Maturities and repurchases of term notes
     and senior notes ....................................      (316)      (302)
   Principal payments on secured debt ....................      (199)      (324)
   Preferred stock purchased .............................        --         (2)
   Common stock purchased and placed in treasury .........       (25)       (56)
   Dividends paid on common stock ........................        (7)        (7)
   Dividends paid on preferred stock .....................        (4)        (4)
   Other .................................................         6        (15)
                                                             -------    -------
     Net cash provided by financing activities ...........       354         30
                                                             -------    -------
Net increase (decrease) in cash and cash equivalents .....         9         (6)
Cash and cash equivalents at beginning of period .........        29         85
                                                             -------    -------
Cash and cash equivalents at end of period ...............   $    38    $    79
                                                             =======    =======

Comdisco, Inc. and Subsidiaries

(in millions)
For the Six Months Ended March 31, 1997 and 1996


                                                                                     1997     1996
                                                                                   ------   ------


Reconciliation of net earnings to net cash provided by operating activities:

Net earnings ...................................................................   $   63   $   55

Adjustments to reconcile net earnings to net cash provided by operating activities:

    Leasing costs, primarily
      depreciation and amortization ............................................      696      525
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals ............................      223      367
    Cost of sales ..............................................................       44       37
    Continuity and network services costs, primarily
       depreciation and amortization ...........................................       44       45
    Interest ...................................................................        2        3
    Income taxes ...............................................................        2       18
    Other - net ................................................................       30        2
                                                                                   ------   ------
                  Net cash provided by operating activities ....................   $1,104   $1,052
                                                                                   ======   ======


Supplemental schedule of noncash financing activities:

   Common stock issued in acquisition of NetforceMTI ...........................   $   --   $    9
                                                                                   ======   ======


See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1997 and 1996

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

Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation.

2.       Interest-Bearing Liabilities

At March 31, 1997, the Company had $1.5 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities, of which approximately $350 million was unused.

The average daily borrowings outstanding during the six months ended March 31, 1997 were approximately $4.3 billion, with a related weighted average interest rate of 6.76%. This compares to average daily borrowings during the first six months of fiscal 1996 of approximately $3.6 billion, with a related weighted average interest rate of 7.08%.

3.       Senior Notes

On November 1, 1996, the company filed a registration statement on Form S-3 with the Securities and Exchange Commission for a shelf offering of up to $950 million of senior debt securities (which amount includes $100 million of undesignated securities from a previous shelf registration statement) on terms to be set at the time of each sale (the "1996 Shelf"). Pursuant to the 1996 Shelf, the Company, on November 21, 1996, issued $250 million of 6.375% Notes Due November 30, 2001, and, on December 6, 1996, filed a Prospectus Supplement designating $500 million of the senior debt securities as "Medium-Term Notes, Series F." The Company sold $190 million of medium-term notes between December 6, 1996 and May 1, 1997. On May 1, 1997, the Company redsignated $50 million of the then remaining $310 million of medium-term notes, which together with the $200 million previously unallocated under the 1996 Shelf, were issued by the Company on May 6, 1997 as $250 million of 6.50% Notes Due April 30, 1999. The Company sold an additional $57 million of medium-term notes between May 1, 1997 and May 9, 1997. As a result of these sales and the redesignation, an aggregate of $203 million of medium-term notes remain available for issuance under the

1996 Shelf as of May 9, 1997.

4.       Common Stock

On May 6, 1997, the Board of Directors authorized a three-for-two split of the Company's common stock to be distributed on June 16, 1997 to holders of record on May 23, 1997. Accordingly, all references in the financial statements and notes to common share data have been adjusted to reflect the split.

During the quarter ended March 31, 1997, the Company did not purchase any shares of its common stock under its common stock repurchase program. Approximately 141,000 shares were purchased between March 31, 1997 and May 9, 1997 at a cost of $2.6 million.

The quarterly cash dividend of $.05 per common share will be paid on June 16, 1997 to common stockholders of record as of May 23, 1997.

Earnings per common and common equivalent share reflects the assumed exercise of stock options that would have a dilutive effect on earnings per common share if exercised.

Comdisco, Inc. and Subsidiaries


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Earnings
------------
Net earnings to common stockholders (hereinafter referred to as "net earnings") for the three months ended March 31, 1997 were $31 million, or $.38 per common share, as compared to $26 million, or $.33 per common share, for the three months ended March 31, 1996. Net earnings for the six months ended March 31, 1997, were $59 million, or $.75 per common share, as compared to $51 million, or $.64 per common share, for the year earlier period. The increase in net earnings in the three and six months ended March 31, 1997 compared to the year earlier periods is primarily due to increases in earnings contributions from continuity activities, and, in the current quarter, increases in earnings contributions from operating and sales-type leases. Earnings per share in the current year periods benefited from the Company's stock repurchase program, which has reduced the average common equivalent shares outstanding.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume of new leases written, product announcements by manufacturers, economic conditions, interest rate fluctuations and variations in the mix of leases written. The mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors and finance companies. Additionally, the growth in leasing volume during the last three fiscal quarters has the effect of increasing the proportion of leases for new equipment ("New Leases") to total leases. New Leases traditionally have lower earnings contributions than leases for remarketed equipment. As a result, increasing lease volume initially has the impact of putting pressure on leasing margins.

Business Outlook
----------------
Leasing volume, as measured by the cost of equipment placed on lease, increased in the three and six months ended March 31, 1997 as compared to both the year earlier periods and the prior quarter. Lease volume in the current quarter was the second highest quarterly volume level in the Company's history, second only to the fourth quarter of fiscal 1996. The growth in leasing volume is expected to have a positive impact on leasing revenue in future periods and will provide equipment for remarketing.

Cost of equipment placed on lease was $754 million during the quarter ended March 31, 1997. This compares to cost of equipment placed on lease of $580 million and $686 million during the quarters ended March 31, 1996 and December 31, 1996, respectively. During the six months ended March 31, 1997, cost of equipment placed on lease totaled $1.4 billion compared to $1.1 billion during the six months ended March 31, 1996. In the current quarter, Information Technology Services (as defined in the Company's Annual Report on Form 10-K for the year ended September 30, 1996) had cost of equipment placed on lease of $656 million, compared to $485 million in the year earlier quarter. The increase was due to an increase in leasing of distributed systems equipment, both domestically and internationally. The growth in distributed systems reflects industry trends in information technology. Large systems equipment volume increased to $224 million in the current period compared to $198 million in the prior year period. Diversified Technology Services (as defined in the Company's Annual Report on Form 10-K for the year ended September 30, 1996) had cost of equipment placed on lease of $98 million, compared to $94 million in the year earlier period.

Remarketing activity, an important contributor to quarterly earnings, increased compared to the second quarter of fiscal 1996, although it was below the record level of activity achieved in the fourth quarter of fiscal 1996. To meet its quarterly earnings goals, remarketing contributions have to be at approximately the level achieved in the current fiscal quarter. While the Company is devoting resources to its remarketing activities, there can be no assurance that the Company will achieve the appropriate level of activity necessary to meet the Company's desired operating results.

Continuity and Network Services had its sixth consecutive record quarter with pretax earnings of $14 million. This compares to pretax earnings of $13 million in the first quarter of the current fiscal year and $10 million in the same quarter of the prior fiscal year. Revenues increased 9% and 14% over the same three and six month periods of the prior year. Revenues from operations in Europe grew 21% and 24% over the similar three and six month periods of fiscal 1996, while pretax earnings from Europe more than doubled over the previous six month period. The Company continued to invest significant additional capital to upgrade product and enhance future revenues. In the first half of the fiscal year, capital expenditures were $29 million, including $5 million in Europe. This includes additions in Large Systems, Mid-Range Systems, Network Products and expansion of Workarea to more than twenty-five locations. It also includes the Company's initial entry into Trading Floor continuity operations with the addition of facilities in Rutherford, New Jersey and Minneapolis, Minnesota. Revenue backlog in the Network Services area grew by over $4 million in the quarter to a total of $72 million. Additionally, Continuity and Network Services continues to focus on cost containment to maintain and improve margins. The Company believes that the earnings contributions from services should be greater than the Company is currently achieving, and accordingly, the Company is devoting additional resources and efforts to increasing service revenues.



Three months ended March 31, 1997
---------------------------------
Total revenue for the three months ended March 31, 1997 was $690 million, including the $25 million litigation settlement (see following discussion), compared to $581 million in the prior year quarter and $633 million in the quarter ended December 31, 1996. The increase in the current quarter compared to the prior year quarter was primarily due to higher total leasing revenue, principally from operating leases. Total leasing revenue of $506 million for the quarter ended March 31, 1997 represented an increase of 21% compared to the year earlier period. Sales-type revenue increased 39% compared to the year earlier quarter, reflecting the Company's emphasis on remarketing.

The increase in New Leases, particularly during the last twelve months, coupled with lower margins on large systems transactions, has resulted in lower margins on leasing, particularly for operating leases. Operating lease revenue minus operating lease cost was $86 million, or 21.4% of operating lease revenue (collectively, the "Operating Lease Margin"), and $81 million, or 24.5% of operating lease revenue, in the three months ended March 31, 1997 and 1996, respectively. The Operating Lease Margin was $85 million, or 21.8% in the quarter ended December 31, 1996. Because of the expected high levels of leasing volume and the expectation that large systems margins will continue at or below current levels, the Company expects continued pressure on leasing margins throughout the remainder of fiscal 1997, and possibly beyond.

Revenue from sales, which includes remarketing by selling and buy/sell activities, totaled $59 million in the second quarter of fiscal 1997 compared to $74 million in the year earlier quarter. The decrease in sales revenue in the current quarter is primarily due to reduced sales and sales revenue per unit on large systems. Sales from distributed systems equipment which generally have higher margins as compared to large system sales, increased in the current year period compared to the year earlier period. Margins on sales were 17% and 20% in the quarters ended March 31, 1997 and 1996, respectively.

Revenue from continuity and network services activities for the three months ended March 31, 1997 and 1996 was $85 million and $78 million, respectively, a 9% increase. Cost of continuity and network services activities for the three months ended March 31, 1997 was $71 million and $68 million, respectively, a 4% increase.

Other revenue for the three months ended March 31, 1997 and 1996 was $40 million and $11 million, respectively. Other revenue for the three months ended March 31, 1997 includes a gain of $25 million ($16 million after-tax, or $.20 per common share) resulting from the receipt of amounts in settlement of litigation. Revenue from the sale of equity positions held as a result of the Company's lease financing transactions with early-stage high technology companies
(referred to as Comdisco Ventures, part of the Company's Diversified Technologies Group) was $1 million and $3 million in the quarters ended March 31, 1997 and 1996, respectively. In addition, in the second quarter of fiscal 1997, the Company recorded approximately $10 million of gains from the sale of other investments owned by the Company.

Total costs and expenses for the quarter ended March 31, 1997 was $638 million compared to $536 million in the prior year period. The increase in total costs and expenses is primarily due to the growth in leasing volume including higher interest expense, increased leasing costs related to increasing operating lease revenue and a one-time charge of $25 million (see discussion below).

In the second quarter of fiscal 1997, the Company recorded a noncash, non-operating charge of $25 million ($16 million after-tax, or $.20 per common share) as a one-time addition to the equipment valuation allowance. The addition to the equipment valuation allowance reflects the surge in distributed equipment volume during the last three fiscal quarters (a trend that is expected to continue in the near-term), the rapid level of technological change associated with such equipment, continued declines in the fair market value of large systems and the application of the Company's disciplines and analysis of its leased assets. The Company believes this analytical approach is conservative.

Interest expense for the three months ended March 31, 1997 totaled $73 million in comparison to $65 million in the quarter ended March 31, 1996 and $73 million in the quarter ended December 31, 1996. The increase in the current quarter compared to the year earlier quarter is due to higher average daily borrowings resulting from increased leased assets at September 30, 1996 and an increase in equipment purchased for lease during both the current quarter and the first fiscal quarter compared to the year earlier periods.

Six Months Ended March 31, 1997
-------------------------------
Total revenue was $1.3 billion and $1.1 billion for the six months ended March 31, 1997 and 1996, respectively. Total leasing revenue of $996 million for the six months ended March 31, 1997, represented an increase of 22% compared to the year earlier period.

The Operating Lease Margin was $171 million, or 21.6% of operating lease revenue, and $162 million, or 25.1% of operating lease revenue, in the six months ended March 31, 1997 and 1996, respectively. The increase in lease volume, particularly during the last twelve months, coupled with lower margins on large systems transactions, has resulted in lower margins on leasing, particularly for operating leases.

Selling, general and administrative expenses totaled $120 million for the six months ended March 31, 1997 and 1996. The Company has focused its operational efforts on cost containment and has been able to manage the growth in its leased assets without incurring additional selling, general and administrative expenses.

Interest expense was $146 million for the six months ended March 31, 1997 as compared to $130 million for the year earlier period. The increase in interest expense is primarily due to higher average daily borrowings offset by lower interest rates.


Financial Condition
-------------------
The Company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the six months ended March 31, 1997 and 1996 was $1.1 billion. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio. The Company expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.

Note on Forward-Looking Information
-----------------------------------
Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, the volume of New Leases, changes in customer demand and requirements, financial mix of leases written, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, unanticipated expenses and delays in the integration of newly-acquired businesses, industry specific factors and world wide economic and business conditions. The growth in leasing volume during the last three fiscal quarters has increased the proportion of leases for new equipment to total leases. New Leases traditionally have lower earnings contributions than leases for remarketed equipment. Accordingly, the increase in lease volume has put pressure on leasing margins. The financial mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Recently Issued Professional Accounting Standards
-------------------------------------------------
Statement of Financial Accounting Standards No. 128, Earnings Per Share, was issued in February 1997. The Company will be required to adopt the standard in fiscal 1998 (earlier adoption is prohibited). The standard adopts a simpler calculation methodology for determining number of shares outstanding. Had earnings per share been determined consistent with Statement of Financial Accounting Standards No. 128, the Company's earnings per common and common equivalent share ("EPS") would have been increased to the pro forma amounts indicated below:

                                               Three Months   Six Months
                                                   ended         ended
                                               ------------   -----------
                                                1997   1996   1997   1996
                                                ----   ----   ----   ----

As reported .................................   $.38   $.33   $.75   $.64
Pro forma - basic EPS .......................    .41    .34    .80    .67
Pro forma - diluted EPS .....................    .38    .33    .75    .64

Part II   Other Information


Item 4.  Submission  of  Matters  to a Vote of  Security  Holders
a) The Annual Meeting of Stockholders was held on January 21, 1997.

b) The four nominees, C. Keith Hartley, Rick Kash, William N. Pontikes and Jack Slevin listed in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement dated and mailed December 20, 1996 were elected to the Board of Directors of the Company for a term of three years (all share references reflect the three-for-two stock split authorized by the Board of Directors on May 6,
1997).

      Nominee                 Votes Cast For       Percent of Outstanding Shares
      -------                 --------------       -----------------------------
      C. Keith Hartley            61,275,249                      84%
      Rick Kash                   61,240,011                      84%
      William N. Pontikes         61,271,244                      84%
      Jack Slevin                 61,276,103                      84%


c) As set forth in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement dated and mailed December 20, 1996, as Item 2, approval of KPMG Peat Marwick LLP, independent certified public accountants, as auditors, to audit the financial statements for fiscal 1997 and to perform other accounting services, as appropriate. There were 61,871,265 (84%) common shares voted for this proposal, 72,093 (less than 1%) common shares voted against, 60,882 (less than 1%) common shares abstained and 11,356,734 (16%) were not voted (all share references reflect the three-for-two stock split authorized by the Board of Directors on May 6, 1997).

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

11               Computation of Earnings Per Common Share

12               Ratio of Earnings to Fixed Charges

27               Financial Data Schedule

b)  Reports on Form 8-K:

                 On May 1, 1997, the Company filed a current report on Form 8-K, dated May 1, 1997, reporting Item 7. Financial Statements and Exhibits. The filing was the consolidated statements of earnings for the three and six months ended March 31, 1997 and 1996.

                 On May 7, 1997, the Company filed a current report on Form 8-K, dated May 6, 1997, reporting Item 7. Financial Statements and Exhibits. The filing contained exhibits relating to the Company's 6.50% Notes Due April 30, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                COMDISCO, INC.

                                                Registrant






Date:  May 15, 1997                             /s/ John J. Vosicky
                                                -------------------
                                                John J. Vosicky
                                                Executive Vice President and
                                                Chief Financial Officer