Form 10-Q
period 1997-06-30
COMDISCO INC
filed 1997-07-29
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1997

                                       or

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


                           Name of each                         Number of shares
       Title of            exchange on                         outstanding as of
     each class            which registered                        June 30, 1997
    -------------          -----------------------             -----------------
    Common stock,          New York Stock Exchange                    74,301,841
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


    Consolidated Statements of Earnings and Retained Earnings --
      Three and Nine Months Ended June 30, 1997 and 1996.......................3

    Consolidated Balance Sheets --
      June 30, 1997 and September 30, 1996.....................................4

    Consolidated Statements of Cash Flows --
      Nine Months Ended June 30, 1997 and 1996.................................5

    Notes to Consolidated Financial Statements.................................7



  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.......................................9



PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K...................................12


SIGNATURES....................................................................13

PART I.  FINANCIAL INFORMATION
Comdisco, Inc. and Subsidiaries
CONSOLIDATED  STATEMENTS  OF EARNINGS  AND  RETAINED  EARNINGS  (UNAUDITED)
 (in millions  except per share  data)
For the Three and Nine  Months  Ended June 30, 1997 and 1996


                                           Three Months Ended     Nine Months Ended
                                                  June 30              June 30
                                              ---------------       ---------------
                                              1997       1996       1997       1996
                                              ----       ----       ----       ----

Revenue
   Leasing
     Operating .........................   $   415    $   349    $ 1,207    $   995
     Direct financing ..................        36         37        108        116
     Sales-type ........................        89         54        221        143
                                           -------    -------    -------    -------
        Total leasing ..................       540        440      1,536      1,254

   Sales ...............................        68         54        173        179
   Continuity and network services .....        91         83        260        231
   Other ...............................        13         15         66         39
                                           -------    -------    -------    -------
     Total revenue .....................       712        592      2,035      1,703
                                           -------    -------    -------    -------

Costs and expenses
   Leasing
     Operating .........................       332        266        953        750
     Sales-type ........................        62         38        151         97
                                           -------    -------    -------    -------
        Total leasing ..................       394        304      1,104        847

   Sales ...............................        51         45        130        145
   Continuity and network services .....        76         72        218        201
   Selling, general and administrative .        61         60        181        180
   Interest ............................        75         64        221        194
   Other ...............................        --         --         25         --
                                           -------    -------    -------    -------
     Total costs and expenses ..........       657        545      1,879      1,567
                                           -------    -------    -------    -------

Earnings before income taxes ...........        55         47        156        136
Income taxes ...........................        21         18         59         52
                                           -------    -------    -------    -------
Net earnings  before preferred dividends        34         29         97         84
Preferred dividends ....................        (2)        (2)        (6)        (6)
                                           -------    -------    -------    -------
Net earnings  to common stockholders ...   $    32    $    27    $    91    $    78
                                           =======    =======    =======    =======

Retained earnings at beginning of period   $   908    $   808    $   856    $   764
Net earnings  to common stockholders ...        32         27         91         78
Cash dividends paid on common stock ....        (4)        (4)       (11)       (11)
                                           -------    -------    -------    -------
Retained earnings at end of period .....   $   936    $   831    $   936    $   831
                                           =======    =======    =======    =======

Net earnings per common and common equivalent share:
  Net earnings  to common stockholders     $   .40    $   .34    $  1.15    $   .98
                                           =======    =======    =======    =======

Cash dividends paid per common share       $   .05    $   .05    $   .14    $   .14
                                           =======    =======    =======    =======


See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)

                                                           June 30  September 30
                                                              1997       1996
                                                           -------    -------
                                                       (unaudited)   (audited)
ASSETS
Cash and cash equivalents ..............................   $    55    $    29
Cash - legally restricted ..............................        34         27
Receivables, net .......................................       229        218
Inventory of equipment .................................       159        155
Leased assets:
  Direct financing and sales-type ......................     1,657      1,768
  Operating (net of accumulated depreciation) ..........     3,481      2,842
                                                           -------    -------
    Net leased assets ..................................     5,138      4,610
Buildings, furniture and other, net ....................       142        149
Other assets ...........................................       371        403
                                                           -------    -------
                                                           $ 6,128    $ 5,591
                                                           =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable ..........................................   $ 1,011    $ 1,127
Term notes payable .....................................       497        374
Senior and subordinated debt ...........................     2,311      1,771
Accounts payable .......................................       120        135
Income taxes ...........................................       279        279
Other liabilities ......................................       279        325
Discounted lease rentals ...............................       777        781
                                                           -------    -------
                                                             5,274      4,792
                                                           -------    -------
Stockholders' equity:
  Preferred stock $.10 par value .......................
    Authorized 100,000,000 shares:
       8.75% Cumulative Preferred Stock, Series A and B
       $25 stated value and liquidation preference .....
       3,562,600 shares  issued ........................        89         89
  Common stock $.10 par value ..........................
    Authorized 200,000,000 shares
     issued 109,825,531 shares
    (108,778,814 at September 30, 1996) ................        11          7
  Additional paid-in capital ...........................       178        165
  Deferred compensation (ESOP) .........................        (3)        (5)
  Deferred translation adjustment ......................       (16)         5
  Retained earnings ....................................       936        856
                                                           -------    -------
                                                             1,195      1,117
  Common stock held in treasury, at cost ...............      (341)      (318)
                                                           -------    -------
      Total stockholders' equity .......................       854        799
                                                           -------    -------
                                                           $ 6,128    $ 5,591
                                                           =======    =======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

Nine Months Ended June 30, 1997 and 1996

Increase (decrease) in cash and cash equivalents:

                                                                   1997      1996
                                                               -------    -------

Cash flows from operating activities:
   Operating lease and other leasing receipts ..............   $ 1,259    $ 1,123
   Direct financing and sales-type leasing receipts ........       627        700
   Leasing costs, primarily rentals paid ...................       (22)       (27)
   Sales ...................................................       176        186
   Sales costs .............................................       (58)       (90)
   Continuity and network services receipts ................       251        230
   Continuity and network services costs ...................      (146)      (128)
   Other revenue ...........................................        41         39
   Litigation settlement ...................................        25       --
   Selling, general and administrative expenses ............      (172)      (168)
   Interest ................................................      (218)      (186)
   Income taxes ............................................       (35)       (11)
                                                               -------    -------
     Net cash provided by operating activities .............     1,728      1,668
                                                               -------    -------

Cash flows from investing activities:
  Equipment purchased for leasing ..........................    (2,175)    (1,717)
  Investment in continuity and network services facilities .       (42)       (51)
  Other ....................................................        (1)       (35)
                                                               -------    -------
     Net cash used in investing activities .................    (2,218)    (1,803)
                                                               -------    -------

Cash flows from financing activities:
   Discounted lease proceeds ...............................       360        193
   Net increase (decrease) in notes payable . ..............      (116)       416
   Issuance of term notes and senior notes .................     1,006        409
   Maturities and repurchases of term notes and senior notes      (343)      (389)
   Principal payments on secured debt ......................      (364)      (467)
   Increase (decrease) in legally restricted cash ..........        (8)        10
   Preferred stock repurchased .............................        --         (2)
   Common stock repurchased and placed in treasury .........       (23)       (60)
   Dividends paid on common stock ..........................       (11)       (11)
   Dividends paid on preferred stock .......................        (6)        (6)
   Other ...................................................        21        (19)
                                                               -------    -------
     Net cash provided by financing activities .............       516         74
                                                               -------    -------

Net increase (decrease) in cash and cash equivalents .......        26        (61)
Cash and cash equivalents at beginning of period ...........        29         85
                                                               -------    -------
Cash and cash equivalents at end of period .................   $    55    $    24
                                                               =======    =======

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)

Nine Months Ended June 30, 1997 and 1996


                                                                1997     1996
                                                              ------   ------
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings ..............................................   $   97   $   84

Adjustments to reconcile net earnings to net cash provided by operating activities:

    Leasing costs, primarily
      depreciation and amortization .......................    1,082      820
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals .......      346      569
    Cost of sales .........................................       72       55
    Continuity and network services costs, primarily
      depreciation and amortization .......................       75       73
    Interest ..............................................        3        8
    Income taxes ..........................................       23       41
    Other - net ...........................................       30       18
                                                              ------   ------
                  Net cash provided by operating activities   $1,728   $1,668
                                                              ======   ======


Supplemental schedule of noncash financing activities:

  Common stock issued in acquisition of NetforceMTI           $     -  $    9
                                                              =======  ======

See accompanying notes to consolidated financial statements.

         Comdisco, Inc. and Subsidiaries
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         June 30, 1997 and 1996

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

         2.       Interest-Bearing Liabilities

         At June 30, 1997, the Company had $1.5 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities, of which approximately $500 million was unused.

         The average daily borrowings outstanding during the nine months ended June 30, 1997 were approximately $4.4 billion, with a related weighted average interest rate of 6.69%. This compares to average daily borrowings during the first nine months of fiscal 1996 of approximately $3.6 billion, with a related weighted average interest rate of 7.03%.

         3.       Senior Notes

         On November 1, 1996, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for a shelf offering of up to $950 million of senior debt securities (which amount includes
         $100 million of undesignated securities from a previous shelf registration statement) on terms to be set at the time of each sale (the "1996 Shelf"). Pursuant to the 1996 Shelf, the Company, on November 21, 1996, issued $250 million of 6.375% Notes Due November 30, 2001, and, on December 6, 1996, filed a Prospectus Supplement designating $500 million of the senior debt securities as "Medium-Term Notes, Series F." The Company sold $190 million of medium-term notes between December 6, 1996 and May 1, 1997. On May 1, 1997, the Company redesignated $50 million of the then remaining $310 million of medium-term notes, which together with the $200 million previously unallocated under the 1996 Shelf, were issued by the Company on May 6, 1997 as $250 million of 6.50% Notes Due April 30, 1999. The Company sold an additional $107 million of medium-term notes between May 1, 1997 and June 30, 1997. As a result of these sales and the redesignation, an aggregate of $178 million of medium-term notes remain available for issuance under the 1996 Shelf as of June 30, 1997. No securities have been sold from the 1997 Shelf as of the date of this filing.

         On June 23, 1997, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for a shelf offering of up to $1.2 billion of senior debt securities on terms to be set at the time of each sale (the "1997 Shelf").

         4.       Common Stock

         On July 22, 1997, the Board of Directors declared a quarterly cash dividend of $.05 per common share to be paid on September 2, 1997 to common stockholders of record as of August 1, 1997.

         On May 6, 1997, the Board of Directors authorized a three-for-two split of the Company's common stock which was distributed on June 16, 1997 to holders of record on May 23, 1997. Accordingly, all references in the financial statements and notes to common share data have been adjusted to reflect the split.

         During the quarter ended June 30, 1997, the Company purchased approximately 209,000 shares of its common stock under its common stock repurchase program at a cost of $4.6 million. Approximately 593,000 shares were purchased between June 30, 1997 and July 25, 1997 at a cost of $14 million.

         Earnings per common and common equivalent share reflects the assumed exercise of stock options that would have a dilutive effect on earnings per common share if exercised.

         Comdisco, Inc. and Subsidiaries

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net Earnings
         ------------
         Net earnings to common stockholders (hereinafter referred to as "net earnings") for the three months ended June 30, 1997 were $32 million, or $.40 per common share, as compared to $27 million, or $.34 per common share, for the three months ended June 30, 1996. Net earnings for the nine months ended June 30, 1997, were $91 million, or $1.15 per common share, as compared to $78 million, or $.98 per common share, for the year earlier period. The increase in net earnings in the three and nine months ended June 30, 1997 compared to the year earlier periods is primarily due to increases in earnings contributions from remarketing and continuity activities. Earnings per share in the current year periods benefited from the Company's stock repurchase program, which has reduced the average common equivalent shares outstanding.

         The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume of new leases written, fair market value volatility in large systems, product announcements by manufacturers, economic conditions, interest rate fluctuations and variations in the mix of leases written. The mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors and finance companies. Additionally, the growth in leasing volume during the last four fiscal quarters has the effect of increasing the proportion of leases for new equipment ("New Leases") to total leases. New Leases traditionally have lower earnings contributions than leases for remarketed equipment. As a result, increasing lease volume initially has the impact of reducing leasing margins.


         Business Outlook
         ----------------
         Leasing volume, as measured by the cost of equipment placed on lease, increased in the three and nine months ended June 30, 1997 as compared to both the year earlier periods and the prior quarter. Lease volume in the current quarter was the highest quarterly volume level in the Company's history. The growth in leasing volume is expected to have a positive impact on leasing revenue in future periods and will provide equipment for remarketing.


         Cost of equipment placed on lease was $803 million during the quarter ended June 30, 1997. This compares to cost of equipment placed on lease of $701 million and $754 million during the quarters ended June 30, 1996 and March 31, 1997, respectively. During the nine months ended June 30, 1997, cost of equipment placed on lease totaled $2.2 billion compared to $1.8 billion during the nine months ended June 30, 1996. In the current quarter, Information Technology Services (as defined in the Company's Annual Report on Form 10-K for the year ended September 30,
         1996) had cost of equipment placed on lease of $542 million, compared to $442 million in the year earlier quarter. The increase was due to an increase in leasing of distributed systems equipment, both domestically and internationally. The growth in distributed systems reflects industry trends in information technology. Large systems equipment volume was $138 million in the current period compared to $209 million in the prior year period. Diversified Technology Services (as defined in the Company's Annual Report on Form 10-K for the year ended September 30, 1996) had cost of equipment placed on lease of $122 million, compared to $150 million in the year earlier period.

         Remarketing activity, an important contributor to quarterly earnings, increased compared to the third quarter of fiscal 1996, and exceeded the previous record earnings contribution level achieved in the fourth quarter of fiscal 1996. To meet its quarterly earnings goals, remarketing contributions have to be at approximately the level achieved in the current fiscal quarter. While the Company is devoting resources to its remarketing activities, there can be no assurance that the Company will achieve the appropriate level of activity necessary to meet the Company's desired operating results.

         Continuity and Network Services had its seventh consecutive record quarter with pretax earnings of $15 million. This compares to pretax earnings of $14 million in the second quarter of the current fiscal year and $11 million in the same quarter of the prior fiscal year. Revenues increased 10% and 13% over the same three and nine month periods of the prior year. Revenues from operations in Europe grew 15% and 20% over the similar three and nine month periods of fiscal 1996, while generating pretax earnings compared to pretax losses in the year earlier periods. The Company continued to invest significant additional capital to expand its service offerings and enhance future revenues. In the nine months of the fiscal year, capital expenditures were $42 million, including $8 million in Europe. This includes additions in Large Systems, Mid-Range Systems, Network Products and expansion of Workarea to more than twenty-five locations. It also includes the Company's initial entry into Trading Floor continuity operations with the addition of facilities in Rutherford, New Jersey and Minneapolis, Minnesota. Revenue backlog in the Network Services area grew by over $19 million in the quarter to a total of $91 million. Additionally, Continuity and Network Services continues to focus on cost containment to maintain and improve margins. The Company believes that the earnings contributions from services should be greater than the Company is currently achieving, and accordingly, the Company is devoting additional resources and efforts to increasing service revenues.


         Three months ended June 30, 1997
         --------------------------------
         Total revenue for the three months ended June 30, 1997 was $712 million compared to $592 million in the prior year quarter and $690 million, including the $25 million litigation settlement (see following discussion), in the quarter ended March 31, 1997. The increase in the current quarter compared to the prior year quarter was primarily due to higher total leasing revenue, principally from operating leases. Total leasing revenue of $540 million for the quarter ended June 30, 1997 represented an increase of 23% compared to the year earlier period. Total leasing revenue was $506 million in the second quarter of fiscal 1997.

         The increase in New Leases, particularly during the last twelve months, coupled with lower margins on large systems transactions, has resulted in lower margins on leasing, particularly for operating leases. Operating lease revenue minus operating lease cost was $83 million, or 20.0% of operating lease revenue (collectively, the "Operating Lease Margin"), and $83 million, or 23.8% of operating lease revenue, in the three months ended June 30, 1997 and 1996, respectively. The Operating Lease Margin was $86 million, or 21.4% in the quarter ended March 31, 1997. Because of the expected high levels of leasing volume and the expectation that large systems margins will continue at or below current levels, the Company expects continued pressure on leasing margins throughout fiscal 1997 and fiscal 1998.

         Revenue from sales, which includes remarketing by selling and buy/sell activities, totaled $68 million in the third quarter of fiscal 1997 compared to $54 million in the year earlier quarter. The increase in sales revenue in the current quarter is primarily due to higher distributed systems sales, offset by reduced sales and sales revenue per unit on large systems. Sales from distributed systems equipment which generally have higher margins as compared to large system sales, increased in the current year period compared to the year earlier period. Margins on sales were 25% and 17% in the quarters ended June 30, 1997 and 1996, respectively.

         Other revenue for the three months ended June 30, 1997 and 1996 was $13 million and $15 million, respectively. Revenue from the sale of ownership positions held as a result of the Company's lease financing transactions with early-stage high technology companies (referred to as Comdisco Ventures, part of the Company's Diversified Technologies

         Group) was $7 million and $3 million in the three months ended June 30, 1997 and 1996, respectively. The prior year quarter includes $2 million of gains generated from the sale of stock, originally received by the Company in fiscal 1993 in connection with the sale of all of the assets of its wholly-owned subsidiary, Comdisco Systems, Inc.

         Total costs and expenses of $657 million for the quarter ended June 30, 1997 represented a 21% increase compared to the prior year period. The increase in total costs and expenses is primarily due to the growth in leasing volume, including higher interest expense, increased leasing costs related to increasing operating lease revenue, and the growth of continuity and network services. Cost of continuity and network services activities for the three months ended June 30, 1997 and 1996 was $76 million and $72 million, respectively, a 6% increase.


         Interest expense for the three months ended June 30, 1997 totaled $75 million in comparison to $64 million in the quarter ended June 30, 1996 and $73 million in the quarter ended March 31, 1997. The increase in the current quarter compared to the year earlier quarter is due to higher average daily borrowings resulting from increased leased assets at September 30, 1996 and an increase in equipment purchased for lease during both the current quarter and the first half of fiscal 1997 compared to the year earlier periods.

         Nine Months Ended June 30, 1997
         -------------------------------
         Total revenue was $2.0 billion and $1.7 billion for the nine months ended June 30, 1997 and 1996, respectively. Total leasing revenue was $1.5 billion and $1.3 billion for the nine months ended June 30, 1997 and 1996, respectively.

         Other revenue for the nine months ended June 30, 1997 and 1996 was $66 million and $39 million, respectively. Other revenue for the nine months ended June 30, 1997 includes a gain of $25 million ($16 million after-tax, or $.20 per common share) resulting from the receipt of amounts in settlement of litigation during the quarter ended March 31, 1997. Revenue from the sale of equity positions held as a result of the Company's lease financing transactions with early-stage high technology companies was $15 million and $9 million in the nine months ended June 30, 1997 and 1996, respectively. In addition, in the second quarter of fiscal 1997, the Company recorded approximately $10 million of gains from the sale of other investments owned by the Company. Other revenue for the nine months ended June 30, 1996 includes $6 million, of gains generated from the sale of stock, originally received by the Company in fiscal 1993 in connection with the sale of all of the assets of its wholly-owned subsidiary, Comdisco Systems, Inc.

         Total costs and expenses of $1.9 billion for the nine months ended June 30, 1997, represented an increase of 20% over the comparative period of the prior year. The increase in total costs and expenses is primarily due to the growth in leasing volume including higher interest expense, increased leasing costs related to increasing operating and sales-type lease revenue and a one-time charge of $25 million (see discussion below).

         In the second quarter of fiscal 1997, the Company recorded a noncash, non-operating charge of $25 million ($16 million after-tax, or $.20 per common share) as a one-time addition to the equipment valuation allowance. The addition to the equipment valuation allowance reflects the surge in distributed equipment volume during the last three fiscal quarters (a trend that is expected to continue in the near-term), the rapid level of technological change associated with such equipment and continued declines in the fair market value of large systems.

         The Operating Lease Margin was $254 million, or 21.0% of operating lease revenue, and $245 million, or 24.6% of operating lease revenue, in the nine months ended June 30, 1997 and 1996, respectively. The increase in lease volume, particularly during the last twelve months, coupled with lower margins on large systems transactions, has resulted in lower margins on leasing, particularly for operating leases. The Company continues to monitor volatility in large systems fair market values, which, during the last six months in particular, have declined faster and exhibited greater volatility than historical trends would have otherwise indicated. As a result, there is no assurance that fair market values on large systems will stabilize or that further rapid declines in the value of such systems will not occur in the near term. To the extent that declines in fair market values exceed the Company's current estimates, there could be an adverse effect on the Company's operating results.

         Interest expense was $221 million for the nine months ended June 30, 1997 as compared to $194 million for the year earlier period. The increase in interest expense is primarily due to higher average daily borrowings offset by lower interest rates (see Note 2 of Notes to Consolidated Financial Statements).

         Financial Condition
         -------------------
         The Company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

         Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the nine months ended June 30, 1997 and 1996 was $1.7 billion. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio. The Company expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.

         Note on Forward-Looking Information
         -----------------------------------
         Certain statements in this Form 10-Q and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
         Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, the volume of New Leases, fair market value volatility in large systems, changes in economic conditions resulting in changes in the Company's historical lease default rate, changes in customer demand and requirements, financial mix of leases written, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, unanticipated expenses and delays in the integration of newly-acquired businesses, industry specific factors and world wide economic and business conditions. The growth in leasing volume during the last four fiscal quarters has increased the proportion of leases for new equipment to total leases. New Leases traditionally have lower earnings contributions than leases for remarketed equipment. Accordingly, the increase in lease volume has put pressure on leasing margins. The financial mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

                              Three Months          Nine Months
                                  ended                 ended
                                 June 30               June 30
                             ---------------      ----------------
                             1997       1996       1997       1996
                             ----       ----      -----      -----
As reported ..............   $.40       $.34      $1.15      $ .98
Pro forma - basic EPS ....    .43        .36       1.23       1.02
Pro forma - diluted EPS...    .40        .34       1.15        .98

         Item 6. Exhibits and Reports on Form 8-K.
         a)  Exhibits:

Exhibit No.                            Description of Exhibit
----------       ---------------------------------------------------------------
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

4.02 Indenture Agreement between Registrant and Yasuda Bank and Trust Company (U.S.A.), as Trustee dated as of December 1, 1995

                 Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated January 12, 1996, as filed with the Commission on January 17, 1996, File No. 1-7725, the copy of the Indenture dated as of December 1, 1995 between the Registrant and Yasuda Bank and Trust Company (U.S.A.), as Trustee

11               Computation of Earnings Per Common Share

12               Ratio of Earnings to Fixed Charges

27               Financial Data Schedule

         b)  Reports on Form 8-K:
                    None

         SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    COMDISCO, INC.

                                                    Registrant






         Date:  July 29, 1997                       /s/ John J. Vosicky
                                                    -------------------
                                                    John J. Vosicky
                                                    Executive Vice President and
                                                    Chief Financial Officer