Form 10-K
period 1997-09-30
COMDISCO INC
filed 1997-12-23
CIK 722487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                   [X] Annual Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of
                    1934 For the fiscal year ended September
                                    30, 1997
                                       or
            [ ] Transition Report Pursuant to Section 13 of 15(d) of
             the Securities Exchange Act of 1934 For the transition
               period from ___________________ to ________________

                          Commission file number 1-7725
                                 COMDISCO, INC.
                            (a Delaware Corporation)
                              6111 North River Road
                            Rosemont, Illinois 60018
                            Telephone (847) 698-3000
                I.R.S. Employer Identification Number 36-2687938
           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Titles of each class                                    on which registered
--------------------                                ----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] The aggregate market value of the common stock held by nonaffiliates of the Registrant as of December 8, 1997 was approximately $1,732,000,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. As of September 30, 1997, there were 74,040,661 shares of the Registrant's common stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1997 are incorporated by reference into Part I and II.
2. Portions of Comdisco, Inc.'s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 20, 1998 filed within 120 days of fiscal year end are incorporated by reference into Part III.

Comdisco, Inc. and Subsidiaries


TABLE OF CONTENTS
                                                                                                   PAGE

                                                        PART I.

Item     1.   Business   ..............................................................................  3
Item     2.   Properties ..............................................................................  8
Item     3.   Legal Proceedings .......................................................................  9
Item     4.   Submission of Matters to a Vote of Security Holders......................................  9

                                                       PART II.

Item     5.   Market for the Registrant's Common Equity and Related Stockholder Matters................ 10
Item     6.   Selected Financial Data.................................................................  11
Item     7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..  11
Item     8.   Financial Statements and Supplementary Data.............................................  11
Item     9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....  11

                                                       PART III.

Item    10.   Directors and Executive Officers of Registrant............................................12
Item    11.   Executive Compensation .................................................................  12
Item    12.       Security Ownership of Certain Beneficial Owners and Management......................  12
Item    13.   Certain Relationships and Related Transactions........................................... 12

                                                       PART IV.

Item   14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K..........................  13

SIGNATURES ...........................................................................................  14

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE......................................... 15

INDEX TO EXHIBITS ..................................................................................... 18


PART I.

Item 1. Business

General

Comdisco, Inc. (with its subsidiaries, the "Company" or "Comdisco") is a technology services company, providing solutions that help organizations reduce technology cost and risk. The Company operates in one industry segment, business services, providing technology services, continuity services and network design, implementation and management to its customers. These services are designed to provide integrated, long-term, cost effective asset and technological planning as well as data and voice availability and recovery to users of high technology equipment.

The Company provides customers with technical, financial and recovery alternatives, regardless of hardware platform or manufacturer. In addition to working with its customers to develop strategies governing when to acquire equipment and how to track it, when to upgrade existing equipment and when to order new equipment to take advantage of current technology, Comdisco also provides continuity services for customers' data, voice and network systems. The Company also has the ability to act as an outlet for the equipment being displaced.

Comdisco's business is diversified by customer, customer type, equipment segments, geographic location of its customers and maturity of its lease receivables. The Company's customers include "Fortune 1000" corporations or companies of a similar size as well as smaller organizations. The Company's businesses are not dependent on any single customer or on any single source for the purchasing, selling or leasing of equipment, or in connection with its continuity services.

The Company was founded in 1969 and incorporated in Delaware in 1971. The executive offices of the Company are located in the Chicago area, at 6111 North River Road, Rosemont, Illinois 60018, and its telephone number is (847) 698-3000. At September 30, 1997, the Company had approximately 2,400 full-time employees.

The Company's services are organized into three groups of related businesses, and are provided generally through separate business units, although there is a significant amount of interrelated activities. The three groups are as follows:

     Financial Management:

          Distributed Equipment: Leasing and remarketing services, for distributed computing systems--servers, workstations, PCs, local area networks and telecommunications equipment. Enterprise Equipment:
          Leasing and remarketing services for mainframe and midrange systems.

          Business units comprising Financial Management are the groups responsible for the buying, selling, and leasing of distributed equipment and enterprise equipment, referred to internally as the Financial Management Division ("FMD").

          FMD works closely with Integrated  Technology Services (see discussion
          following)  to  provide   continuity,   network   services  and  asset
          management.

     Integrated Technology Services ("ITS"):

          Continuity Services: Enterprisewide continuity services that emphasize technology and data and voice availability across data centers, networks, distributed systems, and the desktop computing environment. ITS is also a provider of trading floor recovery services to brokerage firms and financial institutions.

          Network Services: Services for managing data and voice networks, including planning, designing, implementing and operating capabilities for wide area networks (WANS) and local area networks (LANS).

          Asset Management: Services for managing information technology assets, including software tools and consulting.

          Millennium Testing Services:Services for testing program conversions for the year 2000 problem.

          Business units in ITS are Continuity Services, Network Services and a consulting staff providing asset management and continuity planning services (collectively, these business units are referred to internally as "InTeServe").

     Diversified Technology Services ("DTS"):

          Diversified Equipment: Leasing, asset management and reconditioning services for semiconductor manufacturers, hospitals and related healthcare providers, and equipment leasing and remarketing services to venture capital backed start-up companies.

          Business  units  in  DTS  are  Electronics  Group,  Healthcare  Group,
          Laboratory  and  Scientific  Group,   Medical  Exchange  and  Ventures
          Division.

The Company's operations are conducted through its principal office in the Chicago area and approximately one hundred offices in the United States, Canada, Europe and the Pacific Rim. The Company also operates in South America, however, it does not maintain local offices in any South American country. Subsidiaries in Europe and Canada offer services similar to those offered in the United States.

Each business unit, and in Europe, each local subsidiary, is directed by its own management team and has its own marketing and support personnel. Each management team reports to the Office of the President, which is responsible for overall corporate control and coordination, as well as strategic planning. Coordination of the business units is also accomplished through regional reporting structures that coordinate marketing and support efforts across business units and through the home office with centralized budgeting and shared services such as human resources, legal, cash management, operations and accounting. In Europe, the local subsidiaries report directly to one European home office, which is responsible for establishing goals and coordination of local activities, which in turn reports to the Office of the President.

The business units maintain their own direct marketing force to manage their customer base and to market their own services as well other units' services. In addition, the Company may, from time-to time, enter into marketing relationships with high technology equipment manufacturers and value-added resellers in order to expand its customer base and name recognition. In its marketing operations, the Company attempts to cross-sell services where and when appropriate.

See "International Operations" on page 21 of the Annual Report to Stockholders for the fiscal year ended September 30, 1997 (which is incorporated herein by reference) for a discussion of the Company's geographic results of operations in fiscal 1997, 1996 and 1995 and Note 13 of Notes to Consolidated Financial Statements on pages 38 and 39 of the Annual Report to Stockholders for the year ended September 30, 1997, which includes geographic segment and export sales information and is incorporated herein by reference.

Forward-Looking Statements

Certain statements herein and in the future filings by the company with the Securities and Exchange Commission and in the company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the company's operations and business environment which may cause the actual results of the company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, the volume of New Leases, fair market value volatility in large systems, changes in customer demand and requirements, attaining the expected level of remarketing (which will require equipment for remarketing, appropriate salesforce education and incentive and a knowledge of the customer and customer requirements), financial mix of leases written, new product announcements, continued growth of the semiconductor industry, trend of movement to client/server environment, interest rate fluctuations, changes in federal income tax laws and regulations, competition, including competition from other technology service providers, reductions in technology budgets and related spending plans and price competition from other technology service providers. The growth in leasing volume during the last five fiscal quarters has increased the proportion of leases for new equipment to total leases. New Leases traditionally have lower earnings contributions than leases for remarketed equipment. Accordingly, the increase in lease volume has put pressure on leasing margins. With respect to economic conditions, a recession can cause customers to put off new investments and increase the company's bad debt experience. In addition, the recent economic turmoil in Asia may have an impact on the regions semiconductor manufacturing industry, which in turn would have an impact on the Company's diversified technology business. Continued pressures on credit in Asia and the Asian economy in general, could also impact the domestic economy and/or the Company's multinational customer base. The financial mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors. The company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, further events or otherwise.

Financial Management

Distributed Equipment: The Company buys, sells and leases PCs and workstations made by most of the leading manufacturers. The Company's lease transactions also include high-end servers, printers and other desktop related equipment. The Company's strategy for the distributed systems market is to provide financing, professional services and software tools (see "Asset Management") to its existing and prospective customers. The Company believes that approximately 53% of the cost of equipment placed on lease (including International operations) in fiscal 1997 was distributed computing systems.

The Company's Financial Management Division also buys, sells, and leases new and refurbished telecommunications equipment. The Company provides its customers with a market for, and a source of, used equipment. The telecommunications portfolio includes PBX systems, VSATs, voice mail, modems and bridges, hubs and routers and concentrators.

Additionally, the Company buys, sells and leases new and used point-of-sale terminals and leases other office equipment such as fax machines and copiers.

Enterprise Equipment: The Company buys or leases, and in turn sells, leases or subleases computer equipment manufactured by others. The Company's sale and lease transactions include the "mainframe" central processing units, midrange, and/or various peripherals, such as printers, tape and disk drives and other equipment used with a mainframe.

The mainframe industry has been characterized by rapid and continuous technological advances permitting broadened user applications. Users upgrade equipment as their existing equipment becomes inappropriate for their needs or as a result of changes in the required amount of data processing capacity.

Recent technological advances in mainframe technology have focused on "parallel processing" systems. These systems include transaction processing and database server models, designed for both "legacy" and newer technologies in open systems. The current generation of mainframes rely on cost-effective "complementary metal-oxide semiconductor (referred to as "CMOS)" technology.

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

Advances in technology affect the market for computer products and may also have an impact on the way the Company conducts its activities. The enterprise equipment market, although an important one for the Company, remains very competitive, with the largest market share held by the major manufacturers. Comdisco believes it is one of the only major independent lessors competing in this market. The Company believes that approximately 30% of the cost of equipment it placed on lease in fiscal 1997 (including International operations) was enterprise equipment. The Company does not expect this percentage to increase in fiscal 1998.

Integrated Technology Services

Continuity Services: These services, include continuity services for large central processing sites, client/server, workstation and PC environments; as well as local and wide area networks and voice availability and recovery capabilities, as well as consulting services in continuity planning, network services and data protection, and other related data processing services, throughout the United States, Canada and Europe. The Company provides backup capabilities for, among others, Digital Equipment Corporation, Hitachi Data Systems,IBM, Hewlett Packard, Sequent, Stratus, Sun Micro Systems, Tandem and Unisys equipment users. Comdisco's services are designed to help customers avoid and minimize the impact of a significant interruption to critical business functions as a result of the inaccessibility to the customer's data processing facility, communications network(s) or workstations.

Through its network and facilities strategy entitled CCS Net, the Company offers customers access to its North American facilities, including a range of data processing recovery services at hot sites, Customer Control Centers ("CCC") and shell sites. Hot sites are equipped computer facilities that include central processing units, peripherals and communications equipment. A CCC interfaces customers to geographically separated hot sites by means of telecommunications lines. Most facilities also include workstation and/or desktop recovery, voice, and network capabilities. Capabilities also include client/server platforms and midrange systems. These facilities also are used for the Company's Millennium
Testing Services, which allows customers to test their Year 2000 conversion projects.

Of the Company's approximately forty continuity locations, nine serve as data center recovery environments providing hot site and/or shell site services. These nine regional recovery centers serve major commercial centers, including New York, Chicago, Northern and Southern California, Texas, Georgia, as well as a location in Southern New Jersey that serves the Mid-Atlantic region and a center located in Toronto, Canada. Each recovery center has at least one hot site or CCC and includes telecommunications capabilities, conference rooms, office space, support areas, and appropriate on-site technical personnel. Comdisco believes it operates one of the largest communications networks in North America.

Network Services: In fiscal 1996, Comdisco formed Network Services ("CNS") and acquired NetforceMTI. CNS offers network assessment, design, implementation, help desk and professional management services designed to reduce the total cost of network technology. The Company's customer base is primarily North American-based enterprises as its monitoring and on-site support capabilities are predominantly within the United States.

Asset Management: The Company provides strategic solutions for asset management consulting services to its customers to assist them in managing their information technology assets with the objective of increasing productivity and reducing technology cost and risk. These technology service solutions are built around the collection, integration, and management of information on enterprise assets through the implementation of an integrated data base of asset information. These solutions may also include improving, supporting, and managing distributed systems and critical business processes through a single point of contact. The services, which are designed to complement the Company's Financial Management Division activities, include transitional strategies, integration planning and implementation, financing (hardware and software), and continuity planning. The Company's integrated asset management software tools let customers order, track and manage their inventory of distributed systems equipment.
                                      -7-

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

Healthcare Group: Through its healthcare subsidiaries, the Company leases medical and other high technology equipment to healthcare providers, including used, reconditioned medical equipment. The Company's portfolio includes angiography, MRI systems, CT Scanners, nuclear imaging devices, test equipment such as oscilloscopes, analyzers and testers and laboratory equipment such as microscopes and centrifuges. Additionally, the Company has a medical equipment refurbishing facility and has earned ISO certification for its facility.

Laboratory and Scientific Group: The Company's laboratory and scientific group assists organizations in the pharmaceutical, chemical, research, healthcare and biotechnology industries through the implementation of an equipment life-cycle management strategy. Its marketing strategy includes financing, technology risk management and remarketing.

Comdisco Ventures: The Company provides equipment financing to venture capital-backed start-ups, with the right to acquire small ownership positions in these companies. Comdisco Ventures' strategy is to invest in what it identifies as growth industries and, in fiscal 1997, its business included Internet-related software or services and telecommunications. Other primary markets include client/server, multimedia and healthcare.

The Company believes that approximately 17% of the equipment placed on lease in fiscal 1997 (including international operations in Europe and the Pacific Rim) was placed by the Company's Diversified Technology Services group.

Competition

The Company competes as a lessor and as a dealer of new and used computer and selected other high technology equipment. The Company competes with different firms in each of its activities. The Company's competition includes equipment manufacturers such as IBM, Hewlett Packard ("HP"), Amdahl, Hitachi Data Systems, AT&T, Rolm, Hitachi Medical Systems, Siemens Medical Systems and General Electric, other equipment dealers, brokers and leasing companies (including captive or related leasing companies of IBM, HP and General Electric and others) as well as financial institutions, including commercial banks and investment banking firms. While its competitive methodologies will differ, in general, the Company competes mainly on the basis of its expertise in remarketing equipment, terms offered in its transactions, its reliability in meeting its commitments, its independence from the manufacturer and its ability to develop and offer alternative solutions and options to high technology equipment users. The Company is a full service lessor. Primarily as a result of technological changes, competition has increased in the leasing industry and the number of companies offering competitive services, such as asset management and other high technology equipment leasing, has increased. Competitive alliances have also impacted the leasing industry.

In enterprise equipment the Company believes that it competes primarily with the manufacturers and their captive or related leasing companies, if any, a few other leasing companies and, to a certain extent, large system integrators as well as outsourcers.

In PCs, workstations, electronics, healthcare and telecommunications, the Company believes it competes with the manufacturers and their captive leasing companies and approximately three significant leasing companies, as well as banks and other lessors and financial and lending institutions throughout the United States and Canada. In its other services, the Company competes with manufacturers and other national and regional consulting and services organizations.

In continuity services, the Company believes that it competes with approximately two significant domestic companies, IBM and SunGard Data Systems, Inc., as well as regional firms in the domestic, Canadian and European marketplace, which provide contract continuity services, and that it is the largest international provider of such services.

In network services, the Company competes with telecommunications firms, such as
AT&T  and  MCI  Communications,   consulting  organizations,  such  as  Andersen
Consulting and EDS, and other local and regional providers.

In asset management, the Company believes it competes with a number of large general contractors such as AT&T, GE Capital ITS, Hewlett-Packard and IBM, all companies with significant resources and with experience in leasing and financing. In addition, other companies, such as Amdahl and Unisys--companies that have traditionally focused on equipment break/fix and maintenance services--have begun offering more comprehensive asset management strategies.

The Company's continued ability to compete is also affected by its ability to attract and retain well qualified personnel and the availability of financing.

Other

The Company does not own any patents, licenses, or franchises which it considers to be significant to the Company's businesses.

The Company's businesses are not seasonal, however, quarter-to-quarter results from operations can vary significantly.

The Company believes that the amount of backlog orders is not material to understanding the Company's business.

Because of the nature of the Company's business, the Company is not required to carry significant amounts of inventory either for delivery requirements or to assure continuous availability of goods from suppliers.


Item 2.  Properties

The Company owns its principal executive office building in Rosemont, Illinois that has approximately 269,000 square feet, and has pledged the property as part of a mortgage agreement. The Company leases office space for sales offices in various domestic and international locations. The Company's technical services division utilizes a 250,000 square foot building owned by the Company in Schaumburg, Illinois. This space is used primarily for refurbishing, maintenance and equipment storage. The Company's continuity services group presently occupies eight recovery centers owned by the Company, including 151,000 square feet in Illinois, 34,000 square feet in Texas, 42,000 square feet in Georgia, 56,000 square feet in Toronto, Canada, two recovery centers each in New Jersey of 81,000 and 72,000 square feet, and California of 52,000 and 38,000 square feet. The Company's continuity services group also leases 255,000, 14,000 and 10,000 square feet in New Jersey, Missouri, and Canada, respectively. In addition, the continuity services group leases space throughout North America for work area recovery. Existing Company-owned facilities can be enlarged and expanded as required to support additional growth. The Company's continuity services division also owns and leases facilities in several European countries. The Company's medical refurbishment subsidiary leases approximately 100,000 square feet in Illinois. The Company's electronics group leases approximately 68,000 square feet in San Jose, California, to be used primarily for equipment demonstration maintenance and storage.

Item 3.  Legal Proceedings

No material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended September 30, 1997.

PART II.

Item 5.  Market  for  the  Registrant's  Common  Equity and  Related Stockholder
Matters

STOCK SPLIT

On May 6, 1997, the Board of Directors authorized a three-for-two split of the Company's common stock to be distributed on June 16, 1997, to holders of record on May 23, 1997. Accordingly, all references in the Company's Annual Report to Stockholders' for the year ended September 30, 1997 and the Company's Annual Report on Form 10-K for the year ended September 30, 1997 to common share data have been adjusted to reflect the split.

PRICE RANGE OF COMMON STOCK

Price Range of Common Stock on page 22 of the Annual Report to Stockholders for the year ended September 30, 1997 is incorporated herein by reference.

COMMON STOCK REPURCHASE PROGRAM

During fiscal 1997, the Company purchased 2.5 million shares of its outstanding common stock at an aggregate cost of $45 million. These purchases, when added to the shares purchased in prior years, bring the total number of common shares purchased to 44.2 million (.7 million shares were issued under the Company's stock option plans in fiscal 1997, .7 million shares were issued in fiscal 1996 in connection with the Company's acquisition of NetforceMTI, 2.3 million shares were issued upon conversion of a 6% convertible subordinated promissory note in fiscal 1995 and an additional 4.4 million shares were distributed as a common stock dividend on March 30, 1992), at an aggregate cost of $408 million.

SHAREHOLDER RIGHTS PLAN

On November 4, 1997, the Board of Directors of the Registrant declared a dividend distribution of one right (a "Right") for each outstanding share of the Registrant's Common Stock, $0.10 par value per share ("Common Stock"), to stockholders of record at the close of business on November 17, 1997 (the "Record Date"). The Board of Directors of the Registrant also authorized the issuance of one Right for each share of Common Stock issued after the Record Date and prior to the earliest of the Distribution Date (as defined below), the redemption, exchange or expiration of the Rights. Except as set forth below and subject to adjustment as provided in the Rights Agreement (defined below), each Right entitles the registered holder to purchase from the Registrant one one-thousandth of a share of Series C Junior Participating Preferred Stock (the "Preferred Stock"), at a purchase price of $150 per Right (the "Purchase Price"). The description and terms of the Rights are set forth in a Rights Agreement, dated as of November 17, 1997 (the "Rights Agreement"), between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

The Rights  Agreement and a related form of the rights  certificate was filed as
Exhibit 4.1 with the Company's Current Report on Form 8-K, filed on November 6, 1997, File No. 1-7725. The foregoing description of the shareholder rights plan does not purport to be complete and is qualified in its entirety by reference to such exhibit.

 DIVIDENDS

The Company has paid cash dividends quarterly since February 1979. Cash dividends paid on common stock were $14 million in both fiscal 1997 and 1996. The most recently declared quarterly common stock cash dividend, $.05 per share, was paid on December 8, 1997 to stockholders of record on November 14, 1997. Subject to the prior right of the holders of the Series A and Series B Preferred Stock, there are no restrictions on the Company's present or future ability to pay common dividends, except its agreement to maintain a debt to net worth ratio pursuant to, and certain other limitations contained in, the Company's multi-option and global revolving credit agreements, none of which have any current application. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon the Company's profit levels and capital requirements as well as financial and other conditions existing at the time. Common stock cash dividends paid were $.20 per share in fiscal 1997 and $.19 per share in fiscal 1996.

Item 6.  Selected Financial Data

Six Year Summary on pages 16 and 17 of the Annual Report to Stockholders for the fiscal year ended September 30, 1997 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 through 22 of the Annual Report to Stockholders for the fiscal year ended September 30, 1997 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements on pages 23 through 39 of the Annual Report to Stockholders for the fiscal year ended September 30, 1997 is incorporated herein by reference. Quarterly Financial Data on page 38 of the Annual Report to Stockholders for the fiscal year ended September 30, 1997 is incorporated herein by reference.

Item 9. Changes  in  and  Disagreements  with   Accountants  on  Accounting  and
Financial Disclosure.

None.

PART III.

Item 10.  Directors and Executive Officers of Registrant

A description of Directors and Executive Officers of Registrant contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1997 is incorporated herein by reference.

Item 11.  Executive Compensation

A description of Executive Compensation contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1997 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

A description of Security Ownership of Certain Beneficial Owners and Management contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1997 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

A description of Certain Relationships and Related Transactions contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1997 is incorporated herein by reference.

PART IV.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1) and (a)(2)           Certain Documents Filed as Part of the Form 10-K:

                           The financial statements, including the supporting schedule, listed in the Index to Financial Statements and Financial Statement Schedule are filed as part of this Form 10-K on page 15.

(a)(3) Exhibits:
                           See Index to Exhibits filed as part of this Form 10-K
on pages 17 through 22.

(b) Reports on Form 8-K:

                           On November 5, 1997, the Company filed a current report on Form 8-K, dated November 5, 1997, reporting
                           Item 5. Other Events and Item 7. Financial Statements and Exhibits. The filing was for the Company's announcement of fourth quarter and fiscal 1997 results of operations.

                           On November 5, 1997, the Company filed a Current Report on Form 8-K, dated November 5, 1996, reporting
                           Item 5. Other Events. The filing was for the announcement of the appointment of Nicholas K. Pontikes to the position of chief operating officer of the Company.

                           On November 6, 1997, the Company filed a Current Report on Form 8-K dated November 5, 1997, reporting
                           Item 5. Other Events. The filing was for the Company's new shareholders' rights plan.

                           On November  14,  1997,  the Company  filed a Current
                           Report on Form 8-K, dated November 12, 1997, reporting Item 7. Financial Statements and Exhibits. The exhibits included in the report related to the Company's $600 million medium-term note program. The report also included the By-Laws of the Company, as amended effective November 4, 1997.


(c) Exhibits:
                           Included in Item (a)(3) above.

(d) Financial Statement Schedule Required by Regulation S-X:

                           Included in Item (a)(1) and (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              COMDISCO, INC.

DATE: December 22, 1997                                By:   /s/ David J. Keenan
                                                       -------------------------
                                                            David J. Keenan
                                                            Vice President and
                                                            Corporate Controller


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

/s/  Robert A. Bardady                                 /s/  Nicholas K. Pontikes
Robert A. Bardagy                                           Nicholas K. Pontikes
Director                                                    Director

/s/  Harry M. Jansen Kraemer, Jr.                      /s/  Rick Kash
Harry M. Jansen Kraemer, Jr.                                Rick Kash
Director                                                    Director

/s/ C. Keith Hartley                                   /s/  Carolyn L. Murphy
C. Keith Hartley                                            Carolyn L. Murphy
Director                                                    Director

--------------------------
Thomas H. Patrick
Director                                         Each of the above signatures is
                                                affixed as of  December 22, 1997

Comdisco, Inc. and Subsidiaries

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements and notes to consolidated financial statements of Comdisco, Inc. and Subsidiaries and related Independent Auditors' Report, included in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997, are incorporated by reference in Item 8:


                                                                                                     Annual Report
                                                                                                      Page Number
                                                                                                     -------------

Consolidated Statements of Earnings --
  Years Ended September 30, 1997, 1996 and 1995 ................................                          23

Consolidated Balance Sheets -- September 30, 1997 and 1996 .....................                          24

Consolidated Statements of Stockholders' Equity --
  Years Ended September 30, 1997, 1996 and 1995  ...............................                          25

Consolidated Statements of Cash Flows --
  Years Ended September 30, 1997, 1996 and 1995  ...............................                       26-27

Notes to Consolidated Financial Statements .....................................                       28-39

Independent Auditors' Report ...................................................                          40


The following consolidated financial statement schedule of Comdisco, Inc. and Subsidiaries is included in Item 14(d): Form 10-K Page Number


     Schedule  II -- Valuation and Qualifying Accounts  ........................                          17


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


[KPMG Peat Marwick LLP Letterhead]





                          Independent Auditors' Report





The Board of Directors and Stockholders
Comdisco, Inc.:

Under date of November 7, 1997, we reported on the consolidated balance sheets of Comdisco, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended September 30, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            /s/ KPMG Peat Marwick LLP


Chicago, Illinois
November 7, 1997

 Comdisco, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended September 30, 1997
(in millions)



                                                           Additions
                                        Balance at        charged to                      Balance at
                                         beginning         costs and                             end
       Description                       of period          expenses          Other        of period
---------------------------------       ----------        ----------         ------       ----------
Year ended September 30, 1995:
Allowance for
  doubtful accounts                       $10               $12              $(5)<F1>          $17
                                          ===               ===               ====             ===

Year ended September 30, 1996:

Allowance for
  doubtful accounts                       $17               $11              $(7)<F1>          $21
                                          ===               ===               ====             ===

Year ended September 30, 1997:

Allowance for
  doubtful accounts                       $21               $10              $(9)<F1>          $22
                                          ===               ===              =====             ===


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

            3.04       By-Laws of Registrant dated November 4, 1997

                               Incorporated by reference to Exhibit 3.1 filed with the Company's Current Report on Form 8-K dated November 12, 1997, as filed with the Commission November 14, 1997 File No. 1-7725.

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

            4.04 Rights Agreement, dated as of November 17, 1997, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Right of Series C Junior Participating Preferred Stock and as Exhibit B thereto the Form of Rights Certificate.

                               Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated November 5, 1997, as filed with the Commission November 6, 1997 File No.
                               1-7725.


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

           10.02 Amendment to Employment Agreement with John F. Slevin dated September 29, 1997


           10.03       1981 Stock Option Plan of the Registrant

                               Incorporated by reference to Exhibit 10.4 filed with the Company's Annual Report for the year ended September 30, 1982 on Form 10-K, File No. 1-7725.

           10.04 Amendment to 1979 and 1981 Stock Option Plans of the Registrant dated December 15, 1986

                               Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report for the year ended September 30, 1987 on Form 10-K, File No. 1-7725.

       Exhibit No.                        Description of Exhibit
       -----------     ---------------------------------------------------------
           10.05       1987 Stock Option Plan of the Registrant

                               Incorporated by reference to Exhibit 10.7 filed with the Company's Annual Report for the year ended September 30, 1988 on Form 10-K, File No. 1-7725.

           10.06 Amendment to 1981 and 1987 Stock Option Plans of the Registrant dated November 4, 1987

                               Incorporated by reference to Exhibit 10.9 filed with the Company's Annual Report for the year ended September 30, 1987 on Form 10-K, File No. 1-7725.

           10.07       1989 Non-Employee Director Stock Option Plan

                               Incorporated by reference to Exhibit 10.11 filed with the Company's Annual Report for the year ended September 30, 1990 on Form 10-K, File No. 1-7725.

           10.08       1996 Non-Employee Director Stock Option Plan

                               Incorporated by reference to Exhibit 10.10 filed with the Company's Annual Report for the year ended September 30, 1996 on Form 10-K, File No. 1-7725.

           10.09       1991 Stock Option Plan

                              Incorporated by reference to Exhibit 10.08 filed with the Company's Annual Report for the year ended September 30, 1992 on Form 10-K, File No. 1-7725.

           10.10       1992 Long-Term Stock Ownership Incentive Plan

                              Incorporated by reference to Exhibit 10.09 filed with the Company's Annual Report for the year ended September 30, 1992 on Form 10-K, File No. 1-7725

           10.11       1995 Long-Term Stock Ownership Incentive Plan

                               Incorporated by reference to Exhibit 10.13 filed with the Company's Annual Report for the year ended September 30, 1996 on Form 10-K, File No. 1-7725.

           10.12       Comdisco, Inc. Employee Stock Purchase Plan

                               Incorporated by reference to Exhibit 15 to the Company's Registration Statement on Form S-8 filed on March 19, 1982 and Post-Effective
                               Amendment filed December 21, 1982, File No. 2-76569.

           10.13       Management Compensation Arrangements and Plans

           10.14 Facility agreement dated December 29, 1995 and made between Comdisco, Inc. National Westminster Bank PLC, Barclays Bank PLC and the banks thereto

                              Incorporated by reference to Exhibit 10.03 filed with the Company's Current Report on Form 8-K, filed December 16, 1996, File No. 1-7725.

       Exhibit No.                        Description of Exhibit
       -----------     ---------------------------------------------------------

           10.15 Supplemental Agreement dated December 29, 1995 to the Facility agreement dated December 30, 1994

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


           10.18 Second Supplemental Agreement to the Revolving Credit Facility dated December 30, 1994 made on October 24, 1996

                               Incorporated by reference to Exhibit 10.01 filed with the Company's Current Report on Form 8-K, filed December 16, 1996, File No. 1-7725.

           10.19 Fourth Amended and Restated Global Credit Agreement by and among Comdisco, Inc., Citibank, N.A. and Nationsbank of North Carolina, N.A. as Co-agents and Co-arrangers and the Financial Institutions Party theret dated as of December 18, 1995

                              Incorporated by reference to Exhibit 10.02 filed with the Company's Current Report on Form 8-K, filed December 16, 1996, File No. 1-7725.

           10.20 Credit Agreement by and among Comdisco, Inc., Citibank, N.A. and Nationsbank of North Carolina, N.A. as Co-agents and Co-arrangers and the Financial Institutions Party thereto dated as of December 20, 1994

                              Incorporated by reference to Exhibit 10.01 filed with the Company's Current Report on Form 8-K, filed February 15, 1995, File No. 1-7725.

           10.21       Amendment to Credit Agreement dated as of December 20,
                       1994

                               Incorporated by reference to Exhibit 10.02 filed with the Company's Current Report on Form 8-K, filed December 16, 1996, File No. 1-7725.

           10.22       Compensation and Award Agreement

                                                                     .
                                      -21-

       Exhibit No.                        Description of Exhibit
       -----------     ---------------------------------------------------------


           11.00       Computation of Earnings Per Share

           12.00       Ratio of Earnings to Fixed Charges

           13.00       Annual Report to Security Holders

                               Six Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements on pages 16 through 39 and the
                               Quarterly Financial Data on page 38 and the Independent Auditors' Report on page 40 of the Annual Report to security holders for the fiscal year ended September 30, 1997 have been incorporated by reference as part of this Form 10-K.

           21.00       Subsidiaries of Registrant

           23.00       Consent of KPMG Peat Marwick LLP dated December 19, 1997

           27.00       Financial Data Schedule