Form 10-Q
period 1997-12-31
COMDISCO INC
filed 1998-02-17
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                    FORM 10-Q
                         -------------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934
                For the quarterly period ended December 31, 1997

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


                                Name of each            Number of shares
   Title of                      exchange on            outstanding as of
   each class                 which registered          December 31, 1997
   ----------                 ----------------          -----------------

   Common stock,              New York Stock Exchange     74,385,000
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

            Consolidated Statements of Earnings and Retained Earnings --
             Three Months Ended December 31, 1997 and 1996....................3

            Consolidated Balance Sheets --
             December 31, 1997 and September 30, 1997.........................4

            Consolidated Statements of Cash Flows --
             Three Months Ended December 31, 1997 and 1996....................5

            Notes to Consolidated Financial Statements........................7

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................9


PART II.  OTHER INFORMATION

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........12

  Item 4.  Submission of Matters to a Vote of Security Holders................12

  Item 6.  Exhibits and Reports on Form 8-K...................................13

SIGNATURES....................................................................15

PART I.  FINANCIAL INFORMATION

Comdisco, Inc. and Subsidiaries
CONSOLIDATED  STATEMENTS  OF EARNINGS  AND  RETAINED  EARNINGS  (UNAUDITED)
 (in millions except per share data)
For the Three Months Ended December 31, 1997 and 1996


                                                             Three Months Ended
                                                                  December 31
                                                              1997         1996
                                                              ----         ----
Revenue
   Leasing
     Operating .......................................        $448         $390
     Direct financing ................................          40           36
     Sales-type ......................................          90           64
                                                              ----         ----
        Total leasing ................................         578          490

   Sales .............................................          51           46
   Continuity and network services ...................         104           84
   Other .............................................          11           13
                                                              ----         ----
     Total revenue ...................................         744          633
                                                              ----         ----

Costs and expenses
   Leasing
     Operating .......................................         359          305
     Sales-type ......................................          60           46
                                                              ----         ----
        Total leasing ................................         419          351

   Sales .............................................          40           30
   Continuity and network services ...................          86           71
   Selling, general and administrative ...............          62           59
   Interest ..........................................          81           73
                                                              ----         ----
     Total costs and expenses ........................         688          584

Earnings before income taxes .........................          56           49
Income taxes .........................................          20           19
                                                              ----         ----
Net earnings before preferred dividends ..............          36           30
Preferred dividends ..................................          (2)          (2)
                                                              ----         ----
Net earnings available to common stockholders ........        $ 34         $ 28
                                                              ====         ====

Retained earnings at beginning of period .............        $965         $856
Net earnings available to common stockholders ........          34           28
Cash dividends paid on common stock ..................          (4)          (3)
                                                              ----         ----
Retained earnings at end of period ...................        $995         $881
                                                              ====         ====

Net earnings per common share:
  Earnings per common share--basic ...................        $.46         $.39
                                                              ====         ====
  Earnings per common share--diluted ...................      $.43         $.37
                                                              ====         ====

Cash dividends paid per common share .................        $.05         $.05
                                                              ====         ====

Common shares outstanding:
Average common shares outstanding-basic ..............          74           73
Average common shares outstanding--diluted ...........          80           78

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries


CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)


                                                        December 31   September 30
                                                               1997         1997
                                                        (unaudited)    (audited)
                                                             ------      ------
ASSETS

Cash and cash equivalents ..............................     $   26      $   37
Cash - legally restricted ..............................         54          45
Receivables, net .......................................        269         262
Inventory of equipment .................................        188         157
Leased assets:
  Direct financing and sales-type ......................      1,771       1,717
  Operating (net of accumulated depreciation) ..........      3,621       3,571
                                                             ------      ------
    Net leased assets ..................................      5,392       5,288
Buildings, furniture and other, net ....................        136         140
Other assets ...........................................        417         421
                                                             ------      ------
                                                             $6,482      $6,350
                                                             ======      ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable .....................................          $1,304      $1,024
Term notes payable ................................             495         497
Senior and subordinated debt ......................           2,368       2,421
Accounts payable ..................................             111         170
Income taxes ......................................             319         306
Other liabilities .................................             318         325
Discounted lease rentals ..........................             740         742
                                                             ------      ------
                                                              5,655       5,485
Stockholders' equity:
 Preferred stock $.10 par value.
  Authorized 100,000,000 shares:
   8.75% Cumulative Preferred Stock, Series A and B
   $25 stated value and liquidation preference,
   824,400 shares issued (3,562,600 at
   September 30, 1997) ...........................               21          89
 Common stock $.10 par value
   Authorized 200,000,000 shares issued 110,202,028 shares
   (110,132,686 at September 30, 1997) ...........               11          11
 Additional paid-in capital ......................              181         178
 Deferred compensation (ESOP) ....................               (1)         (3)
 Deferred translation adjustment .................              (27)        (20)
 Retained earnings ...............................              995         965
                                                             ------      ------
                                                              1,180       1,220
 Common stock held in treasury, at cost ..........             (353)       (355)
                                                             ------      ------
      Total stockholders' equity .................              827         865
                                                             ------      ------
                                                             $6,482      $6,350
                                                             ======      ======

See accompanying notes to consolidated financial statements.

                                      -4-

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
Three Months Ended December 31, 1997 and 1996

Increase (decrease) in cash and cash equivalents:

                                                                  1997     1996
                                                                 -----    -----
Cash flows from operating activities:
   Operating lease and other leasing receipts ................   $ 468    $ 380
   Direct financing and sales-type leasing receipts ..........     222      202
   Leasing costs, primarily rentals paid .....................      (5)      (7)
   Sales .....................................................      75       57
   Sales costs ...............................................     (23)     (21)
   Continuity and network services receipts ..................      90       81
   Continuity and network services costs .....................     (67)     (49)
   Other revenue .............................................      11       14
   Selling, general and administrative expenses ..............     (80)     (65)
   Interest ..................................................     (78)     (64)
   Income taxes ..............................................      (2)      (5)
                                                                 -----    -----
     Net cash provided by operating activities ...............     611      523
                                                                 -----    -----

Cash flows from investing activities:
  Equipment purchased for leasing ............................    (756)    (680)
  Investment in continuity and network services facilities ...     (14)     (15)
  Other ......................................................       6      (13)
                                                                 -----    -----
     Net cash used in investing activities ...................    (764)    (708)
                                                                 -----    -----

Cash flows from financing activities:
  Discounted lease proceeds ..................................     129      139
  Net increase (decrease) in  notes payable ..................     280     (114)
  Issuance of term notes and senior notes ....................      42      344
  Maturities and repurchases of term notes and senior notes ..     (95)      (1)
  Principal payments on secured debt .........................    (131)    (124)
  Decrease (increase) in legally restricted cash .............      (9)       3
  Preferred stock repurchased ................................     (68)      --
  Common stock repurchased and placed in treasury ............      --      (25)
  Dividends paid on common stock .............................      (4)      (3)
  Dividends paid on preferred stock ..........................      (2)      (2)
  Other ......................................................      --        1
                                                                 -----    -----
     Net cash provided by financing activities ...............     142      218
                                                                 -----    -----

Net increase (decrease) in cash and cash equivalents .........     (11)      33
Cash and cash equivalents at beginning of period .............      37       29
                                                                 -----    -----
Cash and cash equivalents at end of period ...................   $  26    $  62
                                                                 =====    =====

See accompanying notes to consolidated financial statements.


Comdisco, Inc. and Subsidiaries
CONSOLIDATED  STATEMENTS  OF CASH FLOWS  (UNAUDITED)  -- CONTINUED
 (in millions)
Three Months Ended December 31, 1997 and 1996

                                                                 1997       1996
                                                                 ----       ----

Reconciliation of net earnings to net cash provided by operating activities:

Net earnings ..............................................      $ 36       $ 30

Adjustments to reconcile net earnings to net cash
 provided by operating activities:
    Leasing costs, primarily
      depreciation and amortization .......................       414        344
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals .......       113         92
    Cost of sales .........................................        17          9
    Continuity and network services costs,
        primarily depreciation and amortization ...........        19         22
    Income taxes ..........................................        18         14
    Interest ..............................................         3          9
    Other - net ...........................................        (9)         3
                                                                 ----       ----
    Net cash provided by operating activities .............      $611       $523
                                                                 ====       ====



See accompanying notes to consolidated financial statements.

     Comdisco, Inc. and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     December 31, 1997 and 1996


     1.    Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

     The balance sheet at September 30, 1997 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

     Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings and are not available to other creditors.

     2.    Interest-Bearing Liabilities

     At December 31, 1997, the Company had $1.6 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities.

     The average daily borrowings outstanding during the three months ended December 31, 1997 were approximately $4.9 billion, with a related weighted average interest rate of 6.63%. This compares to average daily borrowings during the first three months of fiscal 1997 of approximately $4.3 billion, with a related weighted average interest rate of 6.85%.

     3.    Senior Notes

     On June 23, 1997 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for a shelf offering of up to $1.2 billion of senior debt securities on terms to be set at the time of each sale (the "1997 Shelf"). On November 6, 1997, the Company filed a Prospectus Supplement designating $600 million of senior debt securities as "Medium-Term Notes, Series G," all of which medium-term notes remained available for issuance at December 31, 1997. Pursuant to the 1997 Shelf, the Company, on January 8, 1998, issued $250 million of 6.125% Notes Due January 15, 2003. The Company plans to continue to be active in issuing senior debt during fiscal 1998, primarily to support the anticipated growth of the leased assets and, where appropriate, to refinance maturities of interest-bearing liabilities.

     4.    Preferred and Common Stock

     On September 19, 1997, the Company announced the redemption, effective October 20, 1997, of all shares of the Series A Preferred Stock (2,738,200 shares) at the redemption price of $25, plus accrued and unpaid dividends.

     On January 20, 1998, the Board of Directors declared a quarterly cash dividend of $.05 per share to be paid on March 9, 1998 to stockholders of record as of February 6, 1998.

     On February 2, 1998, the Company announced that 106 senior managers of the Company purchased over three million shares of the Company's common stock for approximately $109 million (the "Proceeds"). Under the voluntary program, the senior managers took out full recourse, personal loans to purchase the shares. The Company has guaranteed repayment of the loans in the event of default. The purchased shares represented over 4% of the current total shares outstanding. It is currently anticipated that most of the Proceeds will be used by the Company to purchase its common stock under the Company's existing repurchase program.

Comdisco, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Earnings
------------
Net earnings available to common stockholders (hereinafter referred to as "net earnings") for the three months ended December 31, 1997 were $34 million, or $.43 per share, as compared to $28 million, or $.37 per share, for the three months ended December 31, 1996. The increase in net earnings in the current quarter compared to the year earlier period is due to an increase in earnings contributions from remarketing and continuity services activities. Earnings per share in the current quarter benefited from a lower effective tax rate of 36.0% compared to 38.0% in fiscal 1997.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume of new leases written, product announcements by manufacturers, economic conditions, interest rate fluctuations and variations in the financial mix of leases written. The financial mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors and finance companies. Additionally, the growth in leasing volume during the last six fiscal quarters has the effect of increasing the proportion of leases for new equipment ("New Leases") to total leases. New Leases traditionally have lower earnings contributions than leases with remarketed equipment. Therefore, increasing lease volume activities initially has the impact of putting pressure on leasing margins.

Business
--------
Leasing volume, as measured by the cost of equipment placed on lease, increased in the first quarter of fiscal 1997 as compared to the year earlier quarter. Lease volume in the current quarter was the fifth highest quarterly volume level in the Company's history. The growth in leasing volume is expected to have a positive impact on leasing revenue in future periods and will provide equipment for remarketing.

Cost of equipment placed on lease was $722 million during the quarter ended December 31, 1997. This compares to cost of equipment placed on lease of $686 million and $838 million during the quarters ended December 31, 1996 and September 30, 1997, respectively. In the current quarter, information technology services had cost of equipment placed on lease of $541 million, compared to $598 million in the year earlier quarter. Internationally, cost of equipment of all types placed on lease declined in the current year quarter compared to the year earlier quarter. Diversified technology services had cost of equipment placed on lease of $181 million, compared to $88 million in the year earlier period.

Remarketing activity, an important contributor to quarterly earnings, increased compared to the first quarter of fiscal 1997 and was at approximately the level of activity attained in the fourth quarter of fiscal 1997. To meet its quarterly earnings goals, remarketing contributions have to be at approximately the level achieved in the current fiscal quarter. While the Company is devoting resources to its remarketing activities, there can be no assurance that the Company will achieve the appropriate level of activity necessary to meet the Company's desired operating results.

Continuity and network services had its ninth consecutive record quarter with pretax earnings of $18 million. This compares to pretax earnings of $16 million in the fourth quarter of fiscal 1997 and $13 million in the same quarter of the prior fiscal year. Revenue increased 24% compared to the year earlier quarter. Revenue from continuity contracts, which is recognized monthly during the noncancelable continuity contract and is therefore recurring and predictable, was approximately $74 million and $69 million during the three months ended December 31, 1997 and 1996, respectively, representing approximately 71% and 82% of continuity and network services revenue. Revenue from consulting services was negatively impacted by the reduced work days in December 1997. The Company has been successful in containing costs to maintain and improve margins in its services operations. However, to attain its services earnings contribution goals for fiscal 1998, the Company will have to expand its contract subscription base (through new contract signings and contract renewals) and increase its revenues from consulting services.

Three Months Ended December 31, 1997
------------------------------------
Total revenue for the three months ended December 31, 1997 was $744 million compared to $633 million in the prior year quarter and $784 million in the quarter ended September 30, 1997, respectively. The increase in the current quarter compared to the prior year quarter was due to higher total leasing revenue. Total leasing revenue of $578 million for the quarter ended December 31, 1997 represented an increase of 18% compared to the year earlier period. The decrease in total revenue in the current quarter compared to the fourth quarter of fiscal 1997 was due to reduced revenue from sales. Total leasing revenue was $580 million in the fourth quarter of fiscal 1997.

The increase in lease volume, particularly during the last nine quarters, coupled with lower margins on large systems transactions, has resulted in lower margins on leasing, particularly for operating leases. Operating lease revenue minus operating lease cost was $89 million, or 19.9% of operating lease revenue (collectively, the "Operating Lease Margin"), and $85 million, or 21.8% of operating lease revenue, in the three months ended December 31, 1997 and 1996, respectively. The Operating Lease Margin was $84 million, or 19.6% in the quarter ended September 30, 1997. The Company expects the Operating Lease Margin to decline from current levels throughout fiscal 1998 because of the continued pressure from New Leases and the lower margins on large systems.

Revenue from sales, which includes remarketing and buy/sell activities, totaled $51 million in the first quarter of fiscal 1998 compared to $46 million in the year earlier quarter. Sales from distributed systems equipment as well as sales from the Company's electronics group, both of which generally have higher margins as compared to large system sales, decreased in the current year period compared to the year earlier period. Margins on sales were 22% and 35% in the quarters ended December 31, 1997 and 1996, respectively.

Revenue from continuity and network services activities for the three months ended December 31, 1997 and 1996 was $104 million and $84 million, respectively, a 24% increase. Cost of continuity and network services activities for the three months ended December 31, 1997 and 1996 was $86 million and $71 million, respectively, a 21% increase.

Other revenue for the quarter ended December 31, 1997 and 1996 was $11 and $13 million, respectively. Revenue from the sale of equity positions held as a result of the Company's lease financing transactions with early-stage high technology companies for each of the quarters ended December 31, 1997 and 1996 was $7 million.

Total costs and expenses for the quarter ended December 31, 1997 was $688 million compared to $584 million in the prior year period. The increase in total costs and expenses is primarily due to increased leasing costs related to increasing operating lease revenue.

Selling, general and administrative expenses totaled $62 million in the quarter ended December 31, 1997 compared to $59 million in the quarter ended December 31, 1996 and $63 million in the quarter ended September 30, 1997. The primary reason of the increase in the current year quarter compared to the year earlier period is increased advertising costs resulting from the Company's current advertising campaign designed to increase awareness of the Comdisco name and its services.

Interest expense for the three months ended December 31, 1997 totaled $81 million in comparison to $73 million and $78 million in the quarters ended December 31, 1996 and September 30, 1997, respectively. The increase in the current quarter is due to higher average daily borrowings resulting from increased leased assets at September 30, 1997 and an increase in equipment purchased for lease during the current quarter compared to the year earlier period.

Financial Condition
-------------------
The Company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

Capital expenditures for equipment are financed by cash flows from operations, recourse debt, or by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the three months ended December 31, 1997 was $611 million, compared to $523 million for the year earlier period. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio.

Note on Forward-Looking Information
-----------------------------------
Certain statements herein and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, the volume of New Leases, fair market value volatility in large systems, changes in customer demand and requirements, attaining the expected level of remarketing (which will require equipment for remarketing, appropriate sales force education and incentive and a knowledge of the customer and customer requirements), financial mix of leases written, new product announcements, continued growth of the semiconductor industry, trend of movement to client/server environment, interest rate fluctuations, changes in federal income tax laws and regulations, competition, including competition from other technology service providers, reductions in technology budgets and related spending plans and price competition from other technology service providers. The growth in leasing volume during the last two fiscal years has increased the proportion of leases for new equipment to total leases. New Leases traditionally have lower earnings contributions than leases for remarketed equipment. Accordingly, the increase in lease volume has put pressure on leasing margins. With respect to economic conditions, a recession can cause customers to put off new investments and increase the Company's bad debt experience. In addition, the recent economic turmoil in Asia may have an impact on the regions semiconductor manufacturing industry, which in turn would have an impact on the Company's diversified technology business. Continued pressures on credit in Asia and the Asian economy in general, could also impact the domestic economy and/or the Company's multinational customer base. The financial mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, further events or otherwise.

Part II   Other Information

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Submission  of  Matters  to a Vote of  Security  Holders

a) The Annual Meeting of Shareholders was held on January 20, 1998.

b) The five nominees, Alan J. Andreini, Robert A. Bardagy, Philip A. Hewes, Thomas H. Patrick and Nicholas K. Pontikes listed in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement dated and mailed December 22, 1997 were elected to the Board of Directors of the Company for a term of three years.
                  Nominee           Votes Cast For   Percent of Votes Cast
                Alan J. Andreini ...   54,692,630           84%
                Robert A. Bardagy ..   54,675,700           84%
                Philip A. Hewes ....   55,126,383           85%
                Thomas H. Patrick ..   55,118,987           85%
                Nicholas K. Pontikes   55,122,501           85%

c)(i) As set forth in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement dated and mailed December 22, 1997 as Item 2, approval of the 1998 Employee Stock Purchase Plan to be a successor to the Comdisco 1982 Employee Stock Purchase Plan which terminated December 31, 1997. There were 56,767,239 (76%) common shares voted for this proposal, 1,159,853 (2%) common shares voted against, 406,820 (less than 1%), common shares abstained and 15,984,818, (22%) were not voted. The affirmative vote of the holders of a majority of all votes entitled to be cast at the Annual Meeting was required for approval of this proposal.

c)(ii) As set forth in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement dated and mailed December 22, 1997, as Item 3, approval of an amendment to Comdisco's Restated Certificate of Incorporation to increase the number of authorized shares of Comdisco Common Stock from 200,000,000 to 750,000,000. There were 40,712,147 (85%) common shares voted for this proposal, 23,897,805 (32%) common shares voted against, 437,108 (less than 1%) common shares abstained and 9,271,670 (12%) were not voted. The affirmative vote of the holders of a majority of all votes entitled to be cast at the Annual Meeting was required for approval of this proposal.

c)(iii) As set forth in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement dated and mailed December 22, 1997, as Item 4, approval of KPMG Peat Marwick LLP, independent certified public accountants, as auditors, to audit the financial statements for fiscal 1998 and to perform other accounting services, as appropriate. There were 64,851,045 (87%) common shares voted for this proposal, 119,506 (less than 1%)common shares voted against, 76,509 (less than 1%) common shares abstained and 9,271,670 (12%) were not voted.

Item 6.  Exhibits and Reports on Form 8-K.
a)  Exhibits:

Exhibit No.                          Description of Exhibit
-----------      ---------------------------------------------------------------
3.01             Restated  Certificate  of  Incorporation  of  Registrant  dated
                 February 12, 1988

                    Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Forms S-8 and S-3, File No. 33-20715, filed March 8, 1988.

3.02             Certificate   of   amendment  of  Restated   Certificate   of
                 Incorporation

3.03             By-Laws of Registrant dated November 4, 1997

                    Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated November 12, 1997, as filed with the Commission November 14, 1997, File No. 1-7725.

3.04 Certificate of Designations with respect to the Company's 8 3/4% Cumulative Preferred Stock, Series B, as filed with the Secretary of the State of Delaware on July 2, 1994.

                    Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated June 30, 1994, as filed with the Commission July 21, 1994, File No. 1-7725.

3.05 Certificate of Designation, Preferences and Right of Series C Junior Participating Preferred Stock

                    Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated November 5, 1997, as filed with the Commission November 6, 1997, File No. 1-7725)

4.04 Rights Agreement, dated as of November 17, 1997, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Right of Series C Junior Participating Preferred Stock and as Exhibit B thereto the Form of Rights Certificate.

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

Exhibit No.                          Description of Exhibit
-----------      ---------------------------------------------------------------

11               Computation of Earnings Per Common Share

12               Ratio of Earnings to Fixed Charges

27               Financial Data Schedule


b)  Reports on Form 8-K:

                    On January 8, 1998, the Company filed a current report on Form 8-K, dated January 7, 1998, reporting Item 7. Financial Statements and Exhibits. The filing contained exhibits relating to the Company's 6.125% Notes Due January 15, 2003.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COMDISCO, INC.

                                          Registrant






Date:  February 13, 1998               /s/David J. Keenan
                                       David J. Keenan
                                       Senior Vice President and
                                       Controller