Form 10-Q
period 1998-03-31
COMDISCO INC
filed 1998-05-15
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q
                       -----------------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1998

                                       or

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


                                        Name of each            Number of shares
         Title of                        exchange on           outstanding as of
         each class                   which registered          March 31, 1998
         --------------             -----------------------    -----------------
         Common stock,              New York Stock Exchange       76,656,856
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


         Consolidated Statements of Earnings and Retained Earnings --
          Three and Six Months Ended March 31, 1998 and 1997 ..................3

         Consolidated Balance Sheets --
          March 31, 1998 and September 30,1997.................................4

         Consolidated Statements of Cash Flows --
          Six Months Ended March 31, 1998 and 1997.............................5

         Notes to Consolidated Financial Statements............................7

  Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results ofOperations....................................9

PART II    OTHER INFORMATION

  Item 3. Quantitative and Qualitative Disclosures about Market Risk..........14

  Item 6. Exhibits and Reports on Form 8-K....................................15

  SIGNATURES..................................................................17

PART I.  FINANCIAL INFORMATION
Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED) (in millions except per share data)
For the Three and Six Months  Ended  March 31,1998 and 1997

                                       Three Months Ended     Six Months Ended
                                            March 31,             March 31,
Revenue                                 1998       1997       1998       1997
                                       ------     ------     ------     ------
Leasing
     Operating ....................    $  455     $  402     $  903     $  792
     Direct financing .............        41         36         81         72
     Sales-type ...................        72         68        162        132
                                       ------     ------     ------     ------
        Total leasing .............       568        506      1,146        996

Sales .............................        84         59        135        105
Continuity and network services ...       110         85        214        169
Other .............................        15         40         26         53
                                       ------     ------     ------     ------
        Total revenue .............       777        690      1,521      1,323
                                       ------     ------     ------     ------


Costs and expenses
Leasing
     Operating ....................       365        316        724        621
     Sales-type ...................        46         43        106         89
                                       ------     ------     ------     ------
        Total leasing .............       411        359        830        710
                                       ------     ------     ------     ------

Sales .............................        74         49        114         79
Continuity and network services ...        90         71        176        142
Selling, general and administrative        61         61        123        120
Interest ..........................        83         73        164        146
Other .............................        --         25         --         25
                                       ------     ------     ------     ------
        Total costs and expenses ..       719        638      1,407      1,222
                                       ------     ------     ------     ------

Earnings before income taxes ......        58         52        114        101
Income taxes ......................        21         19         41         38
                                       ------     ------     ------     ------
Net earnings before preferred dividends    37         33         73         63
Preferred dividends .................      --         (2)        (2)        (4)
                                       ------     ------     ------     ------

Net earnings to common stockholders    $   37     $   31     $   71     $   59
                                       ======     ======     ======     ======

Retained earnings at beginning
of period                              $  995     $  881     $  965     $  856
Net earnings to common stockholders        37         31         71         59
Cash dividends paid on common stock        (3)        (4)        (7)        (7)
                                       ------     ------     ------     ------
Retained earnings at end of period     $1,029     $  908     $1,029     $  908
                                       ======     ======     ======     ======
Net earnings per common share:
   Earnings per common share--basic    $  .49     $  .41     $  .95     $  .80
                                       ======     ======     ======     ======
   Earnings per common share--diluted  $  .45     $  .38     $  .88     $  .75
                                       ======     ======     ======     ======
Common shares outstanding
   Average common shares outstanding       76         73         75         73
                                       ======     ======     ======     ======
   Average commons shares
    outstanding--diluted ..........        82         78         81         78
                                       ======     ======     ======     ======
See accompanying notes to consolidated financial statements

Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)
                                                  March 31,      September 30,
                                                    1998              1997
                                                 -----------     -------------
ASSETS                                           (unaudited)       (audited)

Cash and cash equivalents ........................   $    34       $    37
Cash - legally restricted ........................        43            45
Receivables, net .................................       284           262
Inventory of equipment ...........................       187           157
Leased assets:
  Direct financing and sales-type ................     1,715         1,717
  Operating (net of accumulated depreciation) ....     3,711         3,571
                                                     -------       -------
    Net leased assets ............................     5,426         5,288
Buildings, furniture and other, net ..............       135           140
Other assets .....................................       426           421
                                                     -------       -------
                                                     $ 6,535       $ 6,350
                                                     =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable ....................................   $ 1,018       $ 1,024
Term notes payable ...............................       495           497
Senior notes .....................................     2,588         2,421
Accounts payable .................................       171           170
Income taxes .....................................       298           306
Other liabilities ................................       353           325
Discounted lease rentals .........................       670           742
                                                     -------       -------
                                                       5,593         5,485
Stockholders' equity:
 Preferred stock $.10 par value
  Authorized 100,000,000 shares:
   8.75% Cumulative Preferred Stock, Series A and B
   $25 stated value and liquidation preference,
   824,400 shares issued
   (3,562,600 at September 30, 1997)..............        21            89
 Common stock $.10 par value
   Authorized 550,000,000 shares
   (200,000,000 at September 30, 1997);
   issued 110,480,834 shares
   (110,132,636 at September 30, 1997) ...........        11            11
 Additional paid-in capital ......................       273           178
 Deferred compensation (ESOP) ....................        (1)           (3)
  Deferred translation adjustment ................       (33)          (20)
  Retained earnings ..............................     1,029           965
                                                     -------       -------
                                                       1,300         1,220
  Common stock held in treasury, at cost .........      (358)         (355)
                                                     -------       -------
      Total stockholders' equity .................       942           865
                                                     -------       -------
                                                     $ 6,535       $ 6,350
                                                     =======       =======
See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the Six Months Ended March 31, 1998 and 1997

Increase (decrease) in cash and cash equivalents:
                                                               1998       1997
                                                              ------     ------
Cash flows from operating activities:
   Operating lease and other leasing receipts ............... $  993     $  808
   Direct financing and sales-type leasing receipts .........    475        410
   Sale of direct financing and sales-type leasing receipts .     77         --
   Leasing costs, primarily rentals paid ....................    (10)       (14)
   Sales ....................................................    148        118
   Sales costs ..............................................    (48)       (35)
   Continuity and network services receipts .................    195        161
   Continuity and network services costs ....................   (129)       (98)
   Other revenue ............................................     23         29
   Litigation settlement ....................................     --         25
   Selling, general and administrative expenses .............   (135)      (119)
   Interest .................................................   (161)      (144)
   Income taxes .............................................    (35)       (37)
                                                              ------     ------
     Net cash provided by operating activities ..............  1,393      1,104
                                                              ------     ------

Cash flows from investing activities:
  Equipment purchased for leasing ........................... (1,433)    (1,421)
  Investment in continuity and network services facilities ..    (43)       (29)
  Other .....................................................    (11)         1
                                                              ------     ------
     Net cash used in investing activities .................. (1,487)    (1,449)
                                                              ------     ------

Cash flows from financing activities:
   Discounted lease proceeds ................................    179        200
   Net increase (decrease) in notes payable .................     (6)       175
   Issuance of term notes and senior notes ..................    287        524
   Maturities and repurchases of term notes  and senior notes   (120)      (316)
   Principal payments on secured debt .......................   (251)      (199)
   Preferred stock purchased ................................    (68)        --
   Common stock purchased and placed in treasury ............    (47)       (25)
   Dividends paid on preferred stock ........................     (2)        (4)
   Dividends paid on common stock ...........................     (7)        (7)
   Stock Incentive Plan .....................................    109         --
   Decrease  in legally restricted cash .....................      2         --
   Other ....................................................     15          6
                                                              ------     ------
     Net cash provided by financing activities ..............     91        354
                                                              ------     ------
Net increase (decrease) in cash and cash equivalents ........     (3)         9
Cash and cash equivalents at beginning of period ............     37         29
                                                              ------     ------
Cash and cash equivalents at end of period .................. $   34     $   38
                                                              ======     ======

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the Six Months Ended March 31, 1998 and 1997


                                                            1998         1997
                                                          ------       ------

Reconciliation of net earnings to net cash provided by operating activities:

Net earnings .........................................    $   73       $   63

Adjustments to reconcile net earnings to net cash provided by operating activities:

    Leasing costs, primarily
      depreciation and amortization ..................       820          696
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals ..       322          223
    Sale of direct financing and sales-type receivables       77           --
    Cost of sales ....................................        66           44
    Continuity and network services costs, primarily
       depreciation and amortization .................        47           44
    Interest .........................................         3            2
    Income taxes .....................................         6            2
    Other - net ......................................       (21)          30
                                                          ------       ------
            Net cash provided by operating activities     $1,393       $1,104
                                                          ======       ======



See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1998 and 1997

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

2.       Interest-Bearing Liabilities

At March 31, 1998, the Company had $1.6 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities.

The average daily borrowings outstanding during the six months ended March 31, 1998 were approximately $4.9 billion, with a related weighted average interest rate of 6.65%. This compares to average daily borrowings during the first six months of fiscal 1997 of approximately $4.3 billion, with a related weighted average interest rate of 6.76%.

3.       Senior Notes

On June 23, 1997 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for a shelf offering of up to $1.2 billion of senior debt securities on terms to be set at the time of each sale (the "1997 Shelf"). On November 6, 1997, the Company filed a Prospectus Supplement designating $600 million of senior debt securities as "Medium-Term Notes, Series G," all of which medium-term notes remained available for issuance at March 31, 1998. Pursuant to the 1997 Shelf, the Company, on January 8, 1998, issued $250 million of 6.125% Notes Due January 15, 2003. The Company plans to continue to be active in issuing senior debt during fiscal 1998, primarily to support the anticipated growth of the leased assets and, where appropriate, to refinance maturities of interest-bearing liabilities.


4.       Preferred and Common Stock

On September 19, 1997, the Company announced the redemption, effective October 20, 1997, of all shares of the Series A Preferred Stock (2,738,200 shares) at the redemption price of $25, plus accrued and unpaid dividends.

On April 22, 1998, the Board of Directors authorized a two-for-one split of the Company's common stock to be distributed on June 15, 1998, to holders of record on May 22, 1998. The reference in the financial statements and notes to common share data have not been adusted to reflect this split.

On April 22, 1998, the Board of Directors declared a quarterly cash dividend of $.025 per common share to be paid on June 15, 1998 to holders of record on May 22, 1998.

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

Diluted earnings per common and common equivalent share reflects the assumed exercise of stock options that would have a dilutive effect on earnings per common share if exercised.

Comdisco, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Net Earnings
------------
Net earnings to common stockholders (hereinafter referred to as "net earnings") for the three months ended March 31, 1998 was $37 million, or $.45 per diluted common share, as compared to $31 million, or $.38 per diluted common share, for the three months ended March 31, 1997. Net earnings for the six months ended March 31, 1998, were $71 million, or $.88 per diluted common share, as compared to $59 million, or $.75 per diluted common share, for the year earlier period. The increase in net earnings in the three and six months ended March 31, 1998 compared to the year earlier periods is primarily due to an increase in earnings contributions from remarketing and continuity services activities. Earnings per share in the current year periods benefited from a lower effective tax rate of 36.0% compared to 38.0% in fiscal 1997.

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume of new leases written, product announcements by manufacturers, economic conditions, interest rate fluctuations and variations in the financial mix of leases written. The financial mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors and finance companies. Additionally, the growth in leasing volume during the last eight fiscal quarters has the effect of increasing the proportion of leases for new equipment ("New Leases") to total leases. New Leases traditionally have lower earnings contributions than leases with remarketed equipment. Therefore, increasing lease volume activities initially has the impact of putting pressure on leasing margins.

Business Outlook
----------------
Leasing volume, as measured by the cost of equipment placed on lease, increased in the three and six months ended March 31, 1998 as compared to both the year earlier periods and the prior quarter. The growth in leasing volume is expected to have a positive impact on leasing revenue in future periods and will provide equipment for remarketing.

Cost of equipment placed on lease was $783 million during the quarter ended March 31, 1998. This compares to cost of equipment placed on lease of $754 million and $722 million during the quarters ended March 31, 1997 and December 31, 1997, respectively. During the six months ended March 31, 1998, cost of equipment placed on lease totaled $1.5 billion compared to $1.4 billion during the six months ended March 31, 1997. In the current quarter, information technology services had worldwide cost of equipment placed on lease of $563 million, compared to $656 million in the year earlier quarter. Diversified technology services had worldwide cost of equipment placed on lease of $220 million, compared to $98 million in the year earlier period. The increase in cost of equipment placed on lease was primarily from North American operations.

Remarketing activity, an important contributor to quarterly earnings, was at approximately the same level in the current quarter as compared to the year earlier. To meet its quarterly earnings goals, remarketing contributions have to be at or greater than the level achieved in the current fiscal quarter. While the Company is devoting resources to its remarketing activities, there can be no assurance that the Company will achieve the appropriate level of activity necessary to meet the Company's desired operating results.

The Company continues to monitor volatility in large systems fair market values, which during the last eighteen months in particular, have declined faster and exhibited greater volatility than historical trends would have otherwise indicated. As a result, there is no assurance that fair market values on large systems will stabilize or that further rapid declines in the value of such systems will not occur in the near term. To the extent that declines in fair market values exceed the Company's current estimates, there could be an adverse effect on the Company's operating results.

Continuity and network services had its tenth consecutive record quarter with pretax earnings of $20 million. This compares to pretax earnings of $18 million in the first quarter of fiscal 1998 and $14 million in the same quarter of the prior fiscal year. Revenue from continuity contracts, which is recognized monthly during the noncancelable continuity contract and is therefore recurring and predictable, was approximately $75 million, $69 million and $74 million during the three months ended March 31, 1998 and 1997, and December 31, 1997, respectively, representing approximately 68%, 81% and 71% of continuity and network services revenue. Revenue from the Company's Millennium Testing Services ("MTS") continues to be significantly below the Company's targets for fiscal 1998. This shortfall in MTS revenue may indicate that companies are still working on the coding for the Year 2000 and are not yet ready to test their program changes. The Company has been successful in containing costs to maintain and improve margins in its services operations. However, to attain its services earnings contribution goals for fiscal 1998, the Company will have to expand its contract subscription base (through new contract signings and contract renewals) and increase its revenues from consulting services.

The industry in which the Company operates is evolving, and the Company's business is becoming more service oriented, with the business driven by the Company's service capabilities, including life cycle management and continuity services. One of the impacts of this changing business model is the lengthening of the sales cycle--the length of time between initial sales contact and final delivery of contracts--as compared to its traditional leasing business. This increase in sales cycle results in an increase in "backlog" (or negotiations in progress) which ultimately impacts the timing of revenue, earnings and volume recognition. In addition, the Company's ability to obtain new business from customers depends on its ability to anticipate technological changes, develop services to meet customer requirements and to achieve delivery of services that meet customer requirements.


Three months ended March 31, 1998
---------------------------------
Total revenue for the three months ended March 31, 1998 was $777 million, compared to $690 million, including the $25 million litigation settlement (see following discussion), in the prior year quarter and $744 million in the quarter ended December 31, 1997. The increase in the current quarter compared to the prior year quarter was primarily due to higher total leasing revenue, principally from operating leases, and higher revenue from continuity services and sales. Total leasing revenue of $568 million for the quarter ended March 31, 1998 represented an increase of 12% compared to the year earlier period. Sales revenue increased 42% compared to the year earlier quarter, reflecting the Company's emphasis on remarketing.

The increase in New Leases, particularly during the last twelve months, coupled with lower margins on large systems transactions, has resulted in lower margins on leasing, particularly for operating leases. Operating lease revenue minus operating lease cost was $90 million, or 19.8% of operating lease revenue (collectively, the "Operating Lease Margin"), and $86 million, or 21.4% of operating lease revenue, in the three months ended March 31, 1998 and 1997, respectively. The Operating Lease Margin was $89 million, or 19.9% in the quarter ended December 31, 1997. The increase in lease volume, particularly during the last twelve months, coupled with lower margins on large systems transactions (mainframes and related peripherals, including DASD and tape drives), has resulted in lower margins on leasing, particularly for operating leases.

Revenue from sales, which includes remarketing by selling and buy/sell activities, totaled $84 million in the second quarter of fiscal 1997 compared to $59 million in the year earlier quarter. The increase in sales revenue in the current quarter is primarily due to higher sales revenue from international operations. Sales from distributed systems equipment which generally have higher margins as compared to large system sales, decreased in the current year period compared to the year earlier period. Margins on sales were 12% and 17% in the quarters ended March 31, 1998 and 1997, respectively.

Revenue from continuity and network services activities for the three months ended March 31, 1998 and 1997 was $110 million and $85 million, respectively, a 29% increase. Cost of continuity and network services activities for the three months ended March 31, 1998 was $90 million and $71 million, respectively, a 27% increase.

Other revenue for the three months ended March 31, 1998 and 1997 was $15 million and $40 million, respectively. Other revenue for the three months ended March 31, 1997 includes a gain of $25 million ($16 million after-tax, or $.20 per common share) resulting from the receipt of amounts in settlement of litigation. Revenue from the sale of equity positions held as a result of the Company's lease financing transactions with early-stage high technology companies
(referred to as Comdisco Ventures, part of the Company's Diversified Technologies Group) was $5 million and $1 million in the quarters ended March 31, 1998 and 1997, respectively. In addition, in the second quarter of fiscal 1997, the Company recorded approximately $10 million of gains from the sale of other investments owned by the Company.

Total costs and expenses for the quarter ended March 31, 1998 were $719 million compared to $638 million in the prior year period. The increase in total costs and expenses is primarily due to the growth in leasing volume including higher interest expense, increased leasing costs related to increasing operating lease revenue, offset by a one-time charge of $25 million (see discussion below) in the second quarter of fiscal 1997.

In the second quarter of fiscal 1997, the Company recorded a noncash, non-operating charge of $25 million ($16 million after-tax, or $.20 per diluted common share) as a one-time addition to the equipment valuation allowance. The addition to the equipment valuation allowance reflected the surge in distributed equipment volume during the prior three fiscal quarters and the rapid level of technological change associated with such equipment, continued declines in the fair market value of large systems.

Interest expense for the three months ended March 31, 1998 totaled $83 million in comparison to $73 million in the quarter ended March 31, 1997 and $81 million in the quarter ended December 31, 1997. The increase in the current quarter compared to the year earlier quarter is due to higher average daily borrowings resulting from increased leased assets and the related increase in equipment purchased for lease during both the current quarter and the first fiscal quarter compared to the year earlier periods.

Six Months Ended March 31, 1998
-------------------------------
Total revenue was $1.5 billion and $1.3 billion for the six months ended March 31, 1998 and 1997, respectively. Total leasing revenue of $1.1 billion for the six months ended March 31, 1998, represented an increase of 15% compared to the year earlier period.

Revenue from sales, which includes remarketing and buy/sell activities, totaled $135 million for the six months ended March 31, 1998 compared to $105 million in the year earlier quarter. Sales from distributed systems equipment, which generally have higher margins as compared to large system sales, decreased in the current year period compared to the year earlier period. Margins on sales were 16% and 25% in the six months ended March 31, 1998 and 1997, respectively.

The Operating Lease Margin was $179 million, or 19.8% of operating lease revenue, and $171 million, or 21.6% of operating lease revenue, in the six months ended March 31, 1998 and 1997, respectively. The increase in lease volume, particularly during the last twelve months, coupled with lower margins on large systems transactions, has resulted in lower margins on leasing, particularly for operating leases.

Selling, general and administrative expenses totaled $123 million and $120 million for the six months ended March 31, 1998 and 1997, respectively. The Company has focused its operational efforts on cost containment and has been able to manage the growth in its leased assets without incurring additional selling, general and administrative expenses.

Interest expense was $164 million for the six months ended March 31, 1998 as compared to $146 million for the year earlier period. The increase in interest expense is primarily due to higher average daily borrowings offset by lower interest rates.


Financial Condition
-------------------
The Company's current financial resources and estimated future cash flows from operations are considered adequate to fund anticipated growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the six months ended March 31, 1998 was $1.4 billion compared to $1.1 billion in the year earlier period. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio. The Company expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.

Note on Forward-Looking Information
-----------------------------------
Certain statements herein and in the future filings by the Company with the Securities and Exchange Commission and in the company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, the volume of New Leases, fair market value volatility in large systems, changes in customer demand and requirements, attaining the expected level of remarketing (which will require equipment for remarketing, appropriate sales force education and incentive and a knowledge of the customer and customer requirements), financial mix of leases written, new product announcements, the ability of the company to expand its contract subscription base and increase its revenues from consulting services (including MTS service revenue), continued growth of the semiconductor industry, trend of movement to client/server environment, competition, including competition from other technology service providers, reductions in technology budgets and related spending plans and price competition from other technology service providers. The growth in leasing volume during the last two fiscal years has increased the proportion of leases for new equipment to total leases. New Leases traditionally have lower earnings contributions than leases for remarketed equipment. Accordingly, the increase in lease volume has put pressure on leasing margins. With respect to economic conditions, a recession can cause customers to put off new investments and increase the Company's bad debt experience. In addition, the recent economic turmoil in Asia may have an impact on the region's semiconductor manufacturing industry, which in turn would have an impact on the Company's diversified technology business. Continued pressures on credit in Asia and the Asian economy in general, could also impact the domestic economy and/or the Company's multinational customer base. The financial mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, further events or otherwise.

Part II   Other Information

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
a)  Exhibits:

Exhibit No.                Description of Exhibit
-----------              -------------------------
3.01 Restated Certificate of Incorporation of Registrant dated February 12, 1988

       Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Forms S-8 and S-3, File No. 33-20715, filed March 8, 1988.

3.02 Certificate of amendment of Restated Certificate of Incorporation

       Incorporated by reference to Exhibit 3.02 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-7725.

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

3.05 Certificate of Designation, Preferences and Right of Series C Junior Participating Preferred Stock

       Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated November 5, 1997, as filed with the Commission November 6, 1997, File No. 1-7725)

4.01 Rights Agreement, dated as of November 17, 1997, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as Exhibit A thereto the Certificate of Designation, Preferences and Right of Series C Junior Participating Preferred Stock and as Exhibit B thereto the Form of Rights Certificate.

       Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated November 5, 1997, as filed with the Commission November 6, 1997 File No. 1-7725.

Exhibit No.                Description of Exhibit
-----------              -------------------------


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

10.01 Amended and Restated Comdisco, Inc. 1998 Employee Stock Purchase Plan

10.01 Amended and Restated Comdisco, Inc. International Employee Stock Purchase Plan

11   Computation of Earnings Per Common Share


12   Ratio of Earnings to Fixed Charges

27   Financial Data Schedule


b)   Reports on Form 8-K:

               none.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                COMDISCO, INC.

                                                Registrant






Date:  May 14, 1998                             /s/ John J. Vosicky
                                                -------------------
                                                John J. Vosicky
                                                Executive Vice President and
                                                Chief Financial Officer