Form 10-Q
period 1998-06-30
COMDISCO INC
filed 1998-07-29
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q
                       ----------------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
     _______________

                    -------------------------------------------


                          Commission file number 1-7725

                I.R.S. Employer Identification Number 36-2687938

                                 COMDISCO, INC.

                            (a Delaware Corporation)
                              6111 North River Road
                            Rosemont, Illinois 60018
                            Telephone: (847) 698-3000


                               Name of each                     Number of shares
     Title of                   exchange on                    outstanding as of
     each class               which registered                    June 30, 1998
     --------------          --------------------             ------------------
     Common stock,           New York Stock Exchange               152,003,133
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

    Consolidated Statements of Earnings and Retained Earnings --
      Three and Nine Months Ended June 30, 1998 and 1997.......................3

    Consolidated Balance Sheets --
      June 30, 1998 and September 30, 1997.....................................4

    Consolidated Statements of Cash Flows --
      Nine Months Ended June 30, 1998 and 1997.................................5

    Notes to Consolidated Financial Statements.................................7

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.......................................9


PART II.  OTHER INFORMATION

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........14

  Item 5.  Other Information..................................................14

  Item 6.  Exhibits and Reports on Form 8-K...................................15


SIGNATURES....................................................................17

PART I.  FINANCIAL INFORMATION
Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED) (in millions except per share data)
For the Three and Nine  Months  Ended June 30, 1998 and 1997

                                         Three Months Ended    Nine Months Ended
                                              June 30              June 30
                                          1998        1997      1998      1997
Revenue                                  ------      ------    ------    ------
   Leasing
     Operating ......................... $  483      $  415    $1,386    $1,207
     Direct financing ..................     41          36       122       108
     Sales-type ........................     69          89       231       221
                                         ------      ------    ------    ------
        Total leasing ..................    593         540     1,739     1,536

   Sales ...............................    106          68       241       173
   Continuity and network services .....    107          91       321       260
   Other ...............................     11          13        37        66
                                         ------      ------    ------    ------
     Total revenue .....................    817         712     2,338     2,035
                                         ------      ------    ------    ------

Costs and expenses
   Leasing
     Operating .........................    390         332     1,114       953
     Sales-type ........................     43          62       149       151
                                         ------      ------    ------    ------
        Total leasing ..................    433         394     1,263     1,104

   Sales ...............................     88          51       202       130
   Continuity and network services .....     91          76       267       218
   Selling, general and administrative .     62          61       185       181
   Interest ............................     81          75       245       221
   Other ...............................     --          --        --        25
                                         ------      ------    ------    ------
     Total costs and expenses ..........    755         657     2,162     1,879
                                         ------      ------    ------    ------

Earnings before income taxes ...........     62          55       176       156
Income taxes ...........................     22          21        63        59
                                         ------      ------    ------    ------
Net earnings  before preferred dividends     40          34       113        97
Preferred dividends ....................     --          (2)       (2)       (6)
                                         ------      ------    ------    ------
Net earnings  to common stockholders ... $   40      $   32    $  111    $   91
                                         ======      ======    ======    ======

Retained earnings at beginning of period $1,029      $  908    $  965    $  856
Net earnings  to common stockholders ...     40          32       111        91
Cash dividends paid on common stock ....     (5)         (4)      (12)      (11)
                                         ------      ------    ------    ------
Retained earnings at end of period ..... $1,064      $  936    $1,064    $  936
                                         ======      ======    ======    ======
Net earnings per common share:
      Earnings per common share--basic . $  .26      $  .21    $  .73    $  .61
                                         ======      ======    ======    ======
      Earnings per common share--diluted $  .24      $  .20    $  .68    $  .57
                                         ======      ======    ======    ======

Common shares outstanding:
         Average common shares--basic ..    153         148       151       147
                                         ======      ======    ======    ======
         Average common shares--diluted     164         158       163       157
                                         ======      ======    ======    ======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)

                                                    June 30      September 30
                                                      1998           1997
                                                  -----------    ------------
ASSETS                                            (unaudited)      (audited)


Cash and cash equivalents ......................     $    67         $    37
Cash - legally restricted ......................          29              45
Receivables, net ...............................         337             262
Inventory of equipment .........................         164             157
Leased assets:
 Direct financing and sales-type ...............       1,689           1,717
 Operating (net of accumulated depreciation)....       3,990           3,571
                                                     -------         -------
    Net leased assets ..........................       5,679           5,288
Buildings, furniture and other, net ............         134             140
Other assets ...................................         417             421
                                                     -------         -------
                                                     $ 6,827         $ 6,350
                                                     =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable ..................................     $ 1,192         $ 1,024
Term notes payable .............................         550             497
Senior and subordinated debt ...................       2,643           2,421
Accounts payable ...............................         176             170
Income taxes ...................................         297             306
Other liabilities ..............................         379             325
Discounted lease rentals .......................         645             742
                                                     -------         -------
                                                       5,882           5,485
                                                     -------         -------
Stockholders' equity:
 Preferred stock $.10 par value
  Authorized 100,000,000 shares:
  8.75% Cumulative Preferred Stock, Series A and B
  $25 stated value and liquidation preference
  824,000 shares  issued
  (3,562,600 at September 30, 1997) ............          21              89
 Common stock $.10 par value
  Authorized 750,000,000 shares
  issued 221,400,330 shares
  (220,263,089 at September 30, 1997) ..........          22              11
  Additional paid-in capital ...................         254             178
  Deferred compensation (ESOP) .................          --              (3)
  Deferred translation adjustment ..............         (32)            (20)
  Retained earnings ............................       1,064             965
                                                     -------         -------
                                                       1,329           1,220
  Common stock held in treasury, at cost .......        (384)           (355)
                                                     -------         -------
      Total stockholders' equity ...............         945             865
                                                     -------         -------
                                                     $ 6,827         $ 6,350
                                                     =======         =======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

Nine Months Ended June 30, 1998 and 1997

Increase (decrease) in cash and cash equivalents:
                                                               1998       1997
                                                             -------    -------
Cash flows from operating activities:
   Operating lease and other leasing receipts .............. $ 1,500    $ 1,259
   Direct financing and sales-type leasing receipts ........     732        627
   Sale of direct financing and sales-type receivables .....      77         --
   Leasing costs, primarily rentals paid ...................     (15)       (22)
   Sales ...................................................     201        176
   Sales costs .............................................    (105)       (58)
   Continuity and network services receipts ................     298        251
   Continuity and network services costs ...................    (213)      (146)
   Other revenue ...........................................      37         41
   Litigation settlement ...................................      --         25
   Selling, general and administrative expenses ............    (190)      (172)
   Interest ................................................    (236)      (218)
   Income taxes ............................................     (54)       (35)
                                                             --------   --------
     Net cash provided by operating activities .............   2,032      1,728
                                                             --------   --------

Cash flows from investing activities:
  Equipment purchased for leasing ..........................  (2,235)    (2,175)
  Investment in continuity and network services facilities .     (57)       (42)
  Other ....................................................     (35)        (1)
                                                             --------   --------
     Net cash used in investing activities .................  (2,327)    (2,218)
                                                             --------   --------

Cash flows from financing activities:
   Discounted lease proceeds ...............................     223        226
   Net increase (decrease) in notes payable ................     168       (116)
   Issuance of term notes and senior notes .................     692      1,006
   Maturities and repurchases of term notes and senior notes    (414)      (343)
   Principal payments on secured debt ......................    (320)      (230)
   Increase (decrease)  in legally restricted cash .........      16         (8)
   Preferred stock redeemed ................................     (68)        --
   Common stock repurchased and placed in treasury .........     (84)       (23)
   Dividends paid on common stock ..........................     (11)       (11)
   Stock Incentive Plan ....................................     109         --
   Dividends paid on preferred stock .......................      (2)        (6)
   Other ...................................................      16         21
                                                             --------   --------
     Net cash provided by financing activities .............     325        516
                                                             --------   --------

Net increase in cash and cash equivalents ..................      30         26
Cash and cash equivalents at beginning of period ...........      37         29
                                                             --------   --------
Cash and cash equivalents at end of period ................. $    67    $    55
                                                             ========   ========

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)

Nine Months Ended June 30, 1998 and 1997


                                                              1998       1997
                                                             ------     ------
Reconciliation of net earnings to net cash provided by operating activities:

Net earnings ............................................   $   113    $    97

Adjustments to reconcile net earnings to net cash provided by operating activities:

    Leasing costs, primarily
      depreciation and amortization .....................     1,249      1,082
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals .....       492        346
    Sale of direct financing and sales-type receivables .        77         --
    Cost of sales .......................................        70         72
    Continuity and network services costs, primarily
      depreciation and amortization .....................        54         75
    Interest ............................................         9          3
    Income taxes ........................................         9         23
    Other - net .........................................       (41)        30
                                                            -------    -------
                Net cash provided by operating activities   $ 2,032    $ 1,728
                                                            =======    =======


See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1998 and 1997

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

Certain reclassifications have been made in the 1997 financial statements to conform to the 1998 presentation.

2.    Interest-Bearing Liabilities

At June 30, 1998, the Company had $1.7 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities.

The average daily borrowings outstanding during the nine months ended June 30, 1998 were approximately $4.8 billion, with a related weighted average interest rate of 6.59%. This compares to average daily borrowings during the first nine months of fiscal 1997 of approximately $3.6 billion, with a related weighted average interest rate of 7.03%.

3.    Senior Notes

On June 23, 1997 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for a shelf offering of up to $1.2 billion of senior debt securities on terms to be set at the time of each sale (the "1997 Shelf"). On November 6, 1997, the Company filed a Prospectus Supplement designating $600 million of senior debt securities as "Medium-Term Notes, Series G." An aggregate of $370 million of medium-term notes remain available for resale under the 1997 Shelf as of July 13, 1998. Pursuant to the 1997 Shelf, the Company, on January 8, 1998, issued $250 million of 6.125% Notes Due January 15, 2003, and, on July 27, 1998, issued $275 million of 6.13% Mandatory Par Put Remarketed Securities due August 1, 2006.

4.    Preferred and Common Stock

On July 13, 1998, the Company announced the redemption, effective July 13, 1998, of all shares of the Series B Preferred Stock (824,000 shares) at the redemption price of $25, plus accrued and unpaid dividends.

On September 19, 1997, the Company announced the redemption, effective October 20, 1997, of all shares of the Series A Preferred Stock (2,738,200 shares) at the redemption price of $25, plus accrued and unpaid dividends.

On July 22, 1998, the Board of Directors declared a quarterly cash dividend of $.025 per common share to be paid on September 15, 1998 to holders of record on August 14, 1998.

On April 22, 1998, the Board of Directors authorized a two-for-one split of the Company's common stock to be distributed on June 15, 1998, to holders of record on May 22, 1998. Accordingly, all references in the financial statements and notes to common share data have been adjusted to reflect the split.

On February 2, 1998, the Company announced that 106 senior managers of the Company purchased over six million shares of the Company's common stock for approximately $109 million (the "Proceeds"). Under the voluntary program, the senior managers took out full recourse, personal loans to purchase the shares. The Company has guaranteed repayment of the loans in the event of default. The purchased shares represented over 4% of the current total shares outstanding.

During the quarter ended June 30, 1998, the Company purchased approximately 1.8 million shares of its common stock under its common stock repurchase program at a cost of $37 million.

         Comdisco, Inc. and Subsidiaries

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Forward Looking Statements
         --------------------------
         Certain statements herein and in the future filings by the Company with the Securities and Exchange Commission and in the company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of
         Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, those risk factors set forth generally throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and specifically under "Business Outlook" and "Risk Factors that May Affect Future Results." The following discussion also should be read in conjunction with the consolidated financial statements and exhibits thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997 filed with the Securities and Exchange Commission on December 23, 1997.

         Net Earnings
         ------------
         Net earnings available to common stockholders (hereinafter referred to as "net earnings") for the three months ended June 30, 1998 were $40 million, or $.24 per common share, as compared to $32 million, or $.20 per common share, for the three months ended June 30, 1997. Net earnings for the nine months ended June 30, 1998, were $111 million, or $.68 per common share, as compared to $91 million, or $.57 per common share, for the year earlier period. The increase in net earnings in the three and nine months ended June 30, 1998 compared to the year earlier periods is primarily due to increases in earnings contributions from remarketing and continuity services activities. Earnings per share in the current year periods benefited from a lower effective tax rate of 36.0% compared to 38.0% in fiscal 1997.

         Business Outlook
         ----------------
         Leasing volume, as measured by the cost of equipment placed on lease, increased in the three and nine months ended June 30, 1998 as compared to the year earlier periods. The growth in leasing volume is expected to have a positive impact on leasing revenue in future periods and will provide equipment for remarketing.

         Cost of equipment placed on lease was $905 million during the quarter ended June 30, 1998. This compares to cost of equipment placed on lease of $803 million and $783 million during the quarters ended June 30, 1997 and March 31, 1998, respectively. During the nine months ended June 30, 1998, cost of equipment placed on lease totaled $2.4 billion compared to $2.2 billion during the nine months ended June 30, 1997. In the current quarter, information technology services had worldwide cost of equipment placed on lease of $594 million, compared to $542 million in the year earlier quarter. The increase was due to an increase in leasing of distributed systems equipment, particularly for communications equipment such as network, VSAT and other telecommunications equipment. Diversified technology services had cost of equipment placed on lease of $311 million, compared to $122 million in the year earlier period.

         Remarketing activity, an important contributor to quarterly earnings, was at approximately the same level in the current quarter as compared to the year earlier quarter. To meet its quarterly earnings goals, remarketing contributions have to be at or greater than the level achieved in the current fiscal quarter. While the Company is devoting resources to its remarketing activities, there can be no assurance that the Company will achieve the appropriate level of activity necessary to meet the Company's desired operating results.

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

         After ten consecutive quarters of growth in pretax earnings, continuity and network services had a quarter-to quarter decline in pretax earnings from $20 million in the second quarter of fiscal 1998 to $16 million in the current quarter. This compares to pretax earnings of $15 million in the same quarter of the prior fiscal year. Revenue from continuity contracts, which is recognized monthly during the noncancelable continuity contract and is therefore recurring and predictable, was approximately $72 million, $71 million and $75 million during the three months ended June 30, 1998 and 1997, and March 31, 1998, respectively, representing approximately 67%, 78% and 68% of continuity and network services revenue. Revenue from the Company's Millennium Testing Services ("MTS") continues to be significantly below the Company's targets for fiscal 1998. This shortfall in MTS revenue may indicate that companies are still working on the coding for the Year 2000 and are not yet ready to test their program changes. In prior quarters, the Company had been successful in containing costs to maintain and improve margins in its services operations. However, in the current quarter, additional costs associated with growing the business coupled with the longer sale cycle (see discussion following) negatively impacted the margins on continuity and network services. To attain its services earnings contribution goals for fiscal 1998, the Company will have to expand its contract subscription base (through new contract signings and contract renewals), increase its revenues from consulting services, attain MTS revenue and contain costs.

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

         Three months ended June 30, 1998
         --------------------------------
         Total revenue for the three months ended June 30, 1998 was $817 million compared to $712 million in the prior year quarter and $777 million in the quarter ended March 31, 1998. The increase in the current quarter compared to the prior year quarter was primarily due to higher total leasing revenue, principally from operating leases, and higher revenue from continuity services and sales. Total leasing revenue of $593 million for the quarter ended June 30, 1998 represented an increase of 10% compared to the year earlier period. Total leasing revenue was $568 million in the second quarter of fiscal 1998.

         The increase in New Leases, (as defined in the discussion under "Risk Factors that May Affect Future Results"), particularly during the last twelve months, coupled with lower margins on large systems transactions, (mainframes and related peripherals, including DASD and tape drives), has resulted in lower margins on leasing, particularly for operating leases. Operating lease revenue minus operating lease cost was $93 million, or 19.3% of operating lease revenue (collectively, the "Operating Lease Margin"), and $83 million, or 20.0% of operating lease revenue, in the three months ended June 30, 1998 and 1997, respectively. The Operating Lease Margin was $90 million, or 19.8% in the quarter ended March 31, 1998.

         Revenue from sales, which includes remarketing by selling and buy/sell activities, totaled $106 million in the third quarter of fiscal 1998 compared to $68 million in the year earlier quarter. The increase in sales revenue in the current quarter is primarily due to higher distributed systems sales, offset by reduced sales revenue on large systems. Margins on sales were 17% and 25% in the quarters ended June 30, 1998 and 1997, respectively. The sales margin in the third quarter of fiscal 1997 was unusally high primarily because of one sale transaction that had a high margin.

         Other revenue for the three months ended June 30, 1998 and 1997 was $11 million and $13 million, respectively. Revenue from the sale of ownership positions held as a result of the Company's lease financing transactions with early-stage high technology companies (referred to as Comdisco Ventures, part of the Company's Diversified Technologies Group) was $6 million and $7 million in the three months ended June 30, 1998 and 1997, respectively.

         Total costs and expenses for the quarter ended June 30, 1998 were $755 million compared to $657 million in the prior year period. The increase in total costs and expenses is primarily due to the growth in leasing volume including higher interest expense and increased leasing costs related to increasing operating lease revenue.

         Interest expense for the three months ended June 30, 1998 totaled $81 million in comparison to $75 million in the quarter ended June 30, 1997 and $83 million in the quarter ended March 31, 1998. The increase in the current quarter compared to the year earlier quarter is due to higher average daily borrowings resulting from increased leased assets and the related increase in equipment purchased for lease during both the current quarter and the first six months of fiscal 1998 compared to the year earlier periods.


         Nine Months Ended June 30, 1998
         -------------------------------
         Total revenue was $2.3 billion and $2.0 billion for the nine months ended June 30, 1998 and 1997, respectively. Total leasing revenue was $1.7 billion and $1.5 billion for the nine months ended June 30, 1998 and 1997, respectively.

         Other revenue for the nine months ended June 30, 1998 and 1997 was $37 million and $66 million, respectively. Other revenue for the nine months ended June 30, 1997 includes a gain of $25 million ($16 million after-tax, or $.10 per common share) resulting from the receipt of amounts in settlement of litigation during the quarter ended March 31, 1997. Revenue from the sale of equity positions held as a result of the Company's lease financing transactions with early-stage high technology companies was $18 million and $15 million in the nine months ended June 30, 1998 and 1997, respectively. In addition, in the second quarter of fiscal 1997, the Company recorded approximately $10 million of gains from the sale of other investments owned by the Company.

         Total costs and expenses of $2.2 billion for the nine months ended June 30, 1998, represented an increase of 15% over the comparative period of the prior year. The increase in total costs and expenses is primarily due to the growth in leasing volume including higher interest expense and increased sales costs related to increased sales revenue, offset by a one-time charge of $25 million (see discussion below) in the nine months ended June 30, 1997.

         In the second quarter of fiscal 1997, the Company recorded a noncash, non-operating charge of $25 million ($16 million after-tax, or $.10 per common share) as a one-time addition to the equipment valuation allowance. The addition to the equipment valuation allowance reflects the surge in distributed equipment volume during the prior three fiscal quarters and the rapid level of technological change associated with such equipment and continued declines in the fair market value of large systems.

         The Operating Lease Margin was $272 million, or 19.6% of operating lease revenue, and $254 million, or 21.0% of operating lease revenue, in the nine months ended June 30, 1998 and 1997, respectively. The increase in lease volume, particularly during the last twelve months, coupled with lower margins on large systems transactions, has resulted in lower margins on leasing, particularly for operating leases.

         Interest expense was $245 million for the nine months ended June 30, 1998 as compared to $221 million for the year earlier period. The increase in interest expense is primarily due to higher average daily borrowings offset by lower interest rates (see Note 2 of Notes to Consolidated Financial Statements).

         Financial Condition
         -------------------
         The Company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

         Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the nine months ended June 30, 1998 and 1997 was $2.0 billion and $1.7 billion, respectively. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio. The Company expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.

         The Company plans to continue to be active in issuing senior debt during fiscal 1998, primarily to support the anticipated growth of the leased assets and, where appropriate, to refinance maturities of interest-bearing liabilities.

         Year 2000
         ---------
         The Company has implemented a program to attempt to assess, remediate and mitigate the potential impact of the "Year 2000" problem throughout the Company. A "Year 2000" problem will occur where date-sensitive software uses two digit year date fields, sorting the year 2000 ("00") before the year 1999 ("99"). The Year 2000 problem can arise in software, technology equipment, or any other equipment or process that uses embedded software, resulting in data corruption and processing errors.

         The Company's program has been structured to address its internal computer systems and applications, facilities, equipment portfolio, and continuity and network services operations. In addition, the Company is attempting to monitor the Year 2000 compliance status of its vendors, suppliers and service providers.

         Management believes that Comdisco's systems will be substantially Year 2000 ready prior to the commencement of the year 2000. The Company should not have a material business risk from such Year 2000 issues provided the Company's suppliers, vendors, service providers and customers, over which the Company has no control, successfully address their own Year 2000 issues. The Company will attempt to assess and monitor its suppliers, vendors, service providers and customers Year 2000 remediation efforts.


         Management believes that Comdisco's systems will be substantially Year 2000 ready prior to the commencement of the year 2000. Upon substantial completion of such implementation and provided the Company's suppliers, vendors, service providers and customers successfully address their own Year 2000 issues over which the Company has no control, the Company should not have a material business risk from such Year 2000 issues. The Company will attempt to assess and monitor its suppliers, vendors, service providers and customers Year 2000 remediation efforts.

         Risk Factors That May Affect Future Results
         -------------------------------------------
         This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual revenues and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Report.

         Potential Fluctuations in Quarterly Results: The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume of new leases written, earnings contributions from remarketing activities, product announcements by manufacturers, economic conditions, interest rate fluctuations and variations in the financial mix of leases written. The financial mix of leases written in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors and finance companies.

         Earnings Contributions from Leasing: The growth in leasing volume during the last eight fiscal quarters has the effect of increasing the proportion of leases for new equipment ("New Leases") to total leases. New Leases traditionally have lower earnings contributions than leases with remarketed equipment. Therefore, increasing lease volume activities initially has the impact of putting pressure on leasing margins. The impact of New Leases, coupled with lower margins on large systems transactions (mainframes and related peripherals, including DASD and tape drives), has resulted in lower margins on leasing, particularly for operating leases, during the last five fiscal quarters. There can be no assurance regarding the growth of new leases or the the levels of remarketing activities in future periods or the Company's ability to accurately predict future declines in the fair market values of large systems equipment.

         Earnings Contributions from Services: As a result of the evolving nature of its services business, particularly the emerging asset management and network services, the Company has limited meaningful historical data in which to base its planned operating expenses. Accordingly, a significant portion of the Company's expense levels (investment in continuity facilities and hardware, consultants, experts and back office personnel) are based in part on its expectations as to future services revenues, including MTS revenue, and are, to a large extent, fixed. Conversely, the Company's revenue base has become less recurring and therefore less predictable. There can be no assurance that the Company can maintain and increase its level of service activities in order to derive sufficient revenue to attain the Company's services earnings contribution goals.

         Economic Conditions and the Asian Economy: With respect to economic conditions, a recession can cause customers to put off new investments and increase the Company's bad debt experience. In addition, the recent economic turmoil in Asia may have an impact on the region's semiconductor manufacturing industry, which in turn would have an impact on the Company's diversified technology business. Continued pressures on credit in Asia and the Asian economy in general, could also impact the domestic economy and/or the Company's multinational customer base.

         Other Factors: Other uncertainties include continued growth of the semiconductor industry, trend of movement to client/server environment, competition, including competition from other technology service providers, reductions in technology budgets and related spending plans, price competition from other technology service providers, and the Year 2000 readiness of the Company's customers and the hardware and software offerings from the Company's suppliers and business partners.

         The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, further events or otherwise.

Part II  Other Information

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.

Item 5.  Other Information

         Submission of Stockholder Proposals. Stockholder proposals intended to be presented at the next annual meeting of stockholders must be received by Comdisco, in writing, no later than August 23, 1998, in order to be considered for inclusion in the Proxy Statement and Proxy form for the Comdisco annual meeting of stockholders anticipated to be held in January, 1999 (the "1999 Annual Meeting").

         Stockholder proposals not included in the Company's Proxy Statement for the 1999 Annual Meeting will be ineligible for presentation at the 1999 Annual Meeting unless the stockholder gives timely notice of intent to present the proposal as required by the Company's By-Laws and summarized below.

         The persons named in the Board's Proxy for the 1999 Annual Meeting will be entitled to exercise the discretionary voting authority conferred by such Proxy on an eligible stockholder proposal under the circumstances specified in Rule 14a-4(c) under the Exchange Act.

         Director Nominations. Under the Company's by-laws, timely notice of a nomination must be received by the Company in advance of an annual meeting. Ordinarily, such notice must be received not less than 120 nor more than 150 days before the date corresponding to the date of mailing the Company's Proxy Statement in connection with the previous year's Annual Meeting. The stockholder filing the notice of nomination (the "Nominating Stockholder") must provide information on the nominee, including: (i) name, (ii) age, (iii) business and residence address,
         (iv) principal occupation, and (v) class and number of sharers beneficially owned by such nominee. Additionally, the Nominating Stockholder must include: (i) whether he or she intends to appear at the meeting in person or by proxy to make the nomination specified in the notice, (ii) give a description of all arrangements or understandings among the Nominating Stockholder and each nominee, and any other person or persons pursuant to which the nomination is to be made by the Nominating Stockholder, and (iii) any other information required to be disclosed in that connection, pursuant to Regulation 14A under the Securities Exchange Act of 1934. Finally, the following information must be given with respect to the Nominating Stockholder, the nominee, and any other stockholder known by the Nominating
         Stockholder to be supporting the nominee on the date of Nominating Stockholder notice: (i) the name and address as they appear on the Company's books, and (ii) the class and number of shares of the Company which are beneficially owned and of record.

         Other Business. Notice must be received by the Company within the time limits described above. Notice must include a description of proposed business (including the complete text of any such resolution to be presented at the annual meeting), the reason for conducting such business at the annual meeting, and other specific matters set forth in
         Section 9, Article 1 of the Company's by-laws (including any material interest of stockholder or beneficial owner a representation that the stockholder intends to appear at the meeting in person or by proxy to submit the business specified in such notice, and the name and address as they appear on the Company's books of: (i) the stockholder proposing such business, (ii) the beneficial owner, if any, on whose behalf the proposal is made, and (iii) of any other stockholder known by such stockholder to be supporting such proposal on the date of the stockholder's notice).

         These requirements are separate from and in addition to the requirements a stockholder must meet to have a proposal considered for inclusion in the Company's Proxy Statement for the 1999 Annual Meeting.

         In each case, the notice must be given to the Secretary of the Company, 6111 N. River Road, Rosemont, Illinois 60018. Any stockholder desiring a copy of the Company's by-laws will be furnished one without charge upon written request to the Secretary.


Item 6.  Exhibits and Reports on Form 8-K.

a)  Exhibits:

Exhibit No.                           Description of Exhibit
-----------                           ----------------------

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

Exhibit No.                           Description of Exhibit
-----------                           ----------------------

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

10.01 Comdisco, Inc. 1998 Stock Option Program

11    Computation of Earnings Per Common Share

12    Ratio of Earnings to Fixed Charges

27    Financial Data Schedule


b)    Reports on Form 8-K:

                 None.


                                      -16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               COMDISCO, INC.

                                               Registrant






Date:  July 29, 1998                           /s/ David J. Keenan
                                               -------------------
                                               David J. Keenan
                                               Senior Vice President and
                                               Controller