Form 10-K
period 1998-09-30
COMDISCO INC
filed 1998-12-30
CIK 722487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                   [X] Annual Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended September 30, 1998
                                       or
            [ ] Transition Report Pursuant to Section 13 of 15(d) of
             the Securities Exchange Act of 1934 For the transition
               period from ___________________ to ________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by nonaffiliates of the Registrant as of December 15, 1998 was approximately $1,633,000,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. As of September 30, 1998, there were 152,100,362 shares of the Registrant's common stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1998 are incorporated by reference into Parts I and II.

2. Portions of Comdisco, Inc.'s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 26, 1999 filed within 120 days of fiscal year end are incorporated by reference into Part III.

Comdisco, Inc. and Subsidiaries


TABLE OF CONTENTS
                                                                                                   PAGE


                                                        PART I.

Item     1.   Business   ..............................................................................  3
Item     2.   Properties .............................................................................. 10
Item     3.   Legal Proceedings ....................................................................... 10
Item     4.   Submission of Matters to a Vote of Security Holders...................................... 10

                                                       PART II.

Item     5.   Market for the Registrant's Common Equity and Related Stockholder Matters...............  11
Item     6.   Selected Financial Data.................................................................  12
Item     7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..  12
Item     7A.  Quantitative and Qualitative Disclosures About Market Risk .............................  12
Item     8.   Financial Statements and Supplementary Data.............................................  12
Item     9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....  12

                                                       PART III.

Item    10.   Directors and Executive Officers of Registrant..........................................  13
Item    11.   Executive Compensation .................................................................  13
Item    12.       Security Ownership of Certain Beneficial Owners and Management......................  13
Item    13.   Certain Relationships and Related Transactions..........................................  13

                                                       PART IV.

Item   14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K..........................  14

SIGNATURES ...........................................................................................  15

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE........................................  16

INDEX TO EXHIBITS ....................................................................................  19



PART I.

Item 1. Business

General

Comdisco, Inc. (with its subsidiaries, the "Company" or "Comdisco") is a technology services company, providing solutions that help organizations reduce technology cost and risk and in supporting the customers' technology infrastructure. The Company operates in one industry segment, business services, providing equipment leasing, technology services, including continuity services, managed network services, and desktop management services. These services are designed to provide integrated, long-term, cost effective asset and technological planning as well as data and voice availability and recovery to users of high technology equipment.

The Company provides customers with technical, financial and recovery alternatives, regardless of hardware platform or manufacturer. In addition to working with its customers to develop strategies governing when to acquire equipment and how to track it, when to upgrade existing equipment and when to order new equipment to take advantage of current technology, Comdisco also provides infrastructure management services. These services include desktop management services, managed network services, business continuity services for customers' data, voice and network systems, financial management services (leasing) and software tools to support these areas.

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

The Company was founded in 1969 and incorporated in Delaware in 1971. The executive offices of the Company are located in the Chicago area, at 6111 North River Road, Rosemont, Illinois 60018, and its telephone number is (847) 698-3000. At September 30, 1998, the Company had approximately 2,800 full-time employees.

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

          FMD works closely with Technology Services (see discussion following).

    Technology Services ("TS"):

          Continuity Services: Enterprisewide continuity services that emphasize technology and data and voice availability across data centers, networks, distributed systems, and the desktop computing environment. TS is also a provider of trading floor recovery services to brokerage firms and financial institutions.

          Managed Network Services: Services for managing data and voice networks, including planning, designing, implementing and operating capabilities for wide area networks (WANS) and local area networks
          (LANS).

          Desktop Management: Services for managing technology infrastructures, including software tools and consulting.

          Millennium Testing Services: Services for testing program conversions for the year 2000 problem.

          Business units in TS are Continuity Services, Network Services and a consulting staff providing desktop management and continuity planning services.

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

Coordination of the business units is accomplished through the Office of the President, which is responsible for overall control, coordination and strategic planning, through regional reporting structures that coordinate marketing and support efforts across business units, and through the home office with centralized budgeting and shared services such as human resources, legal, cash management, operations and accounting. In Europe, the local subsidiaries report directly to one European home office, which is responsible for establishing goals and coordination of local activities, which in turn reports to the Office of the President.

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

See "International Operations" on page 35 of the Annual Report to Stockholders for the fiscal year ended September 30, 1998 (which is incorporated herein by reference) for a discussion of the Company's geographic results of operations in fiscal 1998, 1997 and 1996 and Note 13 of Notes to Consolidated Financial Statements on page 55 of the Annual Report to Stockholders for the year ended September 30, 1998, which includes geographic segment and export sales information and is incorporated herein by reference.

Financial Management

Distributed Equipment: The Company buys, sells and leases PCs and workstations made by most of the leading manufacturers. The Company's lease transactions also include high-end servers, printers and other desktop related equipment. The Company's strategy for the distributed systems market is to provide financing, professional services and software tools (see "Desktop Management") to its existing and prospective customers. The Company believes that approximately 53% of the cost of equipment placed on lease by the Company(including International operations) in fiscal 1998 was distributed equipment.

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

The Company assists customers in: planning and implementing major data center relocations and consolidations; evaluating information technology needs and system assessments, equipment procurement strategies and timing.

Advances in technology affect the market for computer products and may also have an impact on the way the Company conducts its activities. The enterprise equipment market remains very competitive, with the largest market share held by the major manufacturers. Comdisco believes it is one of the only major independent lessors competing in this market. The Company believes that approximately 20% of the cost of equipment it placed on lease in fiscal 1998 (including International operations) was enterprise equipment. The Company expects this percentage to decrease in fiscal 1999.

Technology Services

Continuity Services: These services include continuity services for large central processing sites, client/server, workstation and PC environments, local and wide area networks and voice availability and recovery capabilities, as well as consulting services in continuity planning, network services and data protection, and other related data processing services, throughout the United States, Canada and Europe. The Company provides backup capabilities for, among others, Digital Equipment Corporation, Hitachi Data Systems, IBM, Hewlett Packard, Sequent, Stratus, Sun Micro Systems, Tandem and Unisys equipment users. Comdisco's services are designed to help customers avoid and minimize the impact of a significant interruption to critical business functions as a result of the inaccessibility to the customer's data processing facility, communications network(s) or workstations.

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

Managed Network Services: Comdisco Network Services offers network assessment, design, implementation, help desk and professional management services designed to reduce the total cost of network technology. The Company's customer base is primarily North American-based enterprises as its monitoring and on-site support capabilities are predominantly within the United States.

Desktop Management: The Company provides strategic solutions for desktop management services to its customers to assist them in managing their information technology assets with the objective of increasing productivity and reducing technology cost and risk. These technology service solutions are built around the collection, integration, and management of information on enterprise assets through the implementation of an integrated data base of asset information. These solutions may also include improving, supporting, and managing distributed systems and critical business processes through a single point of contact. The services, which are designed to complement the Company's Financial Management Division activities, include transitional strategies, integration planning and implementation, financing (hardware and software), and continuity planning. The Company's integrated desktop management software tools let customers order, track and manage their inventory of distributed systems equipment.

Collectively, the Company's financial management, continuity, managed network and desktop management services provide infrastructure management services, which are the underlying technological components and services necessary to deliver information and applications.

Diversified Technology Services

Electronics Group: The Company leases new and used electronic manufacturing, testing and monitoring equipment, including semiconductor production equipment, automated test equipment and assembly equipment. Additionally, the Company maintains a dedicated refurbishing and sales facility in the Silicon Valley area. The semiconductor manufacturing industry is characterized by rapidly advancing technology, high capital outlays, increased competition, and a growing concern over the total cost of ownership in high technology equipment. The Company assists its customers in developing an effective strategy for acquiring and managin its high-tech assets.

Healthcare Group: Through its healthcare subsidiaries, the Company leases medical and other high technology equipment to healthcare providers, including used, reconditioned medical equipment. The Company's portfolio includes angiography, MRI systems, CT Scanners, nuclear imaging devices, test equipment such as oscilloscopes, analyzers and testers and laboratory equipment such as microscopes and centrifuges. Additionally, the Company has a medical equipment refurbishing facility.

Laboratory and Scientific Group: The Company's laboratory and scientific group assists organizations in the pharmaceutical, chemical, research, healthcare and biotechnology industries through the implementation of an equipment life-cycle management strategy. Its marketing strategy includes financing, technology risk management and remarketing.

Comdisco Ventures: The Company provides equipment financing to venture capital-backed start-ups, with the right to acquire small ownership positions in these companies. Comdisco Ventures' strategy is to invest in what it identifies as growth industries and, in fiscal 1998 and 1997, its business included Internet-related software or services and telecommunications. Other primary markets include client/server, multimedia and healthcare.

The Company believes that approximately 27% of the equipment placed on lease in fiscal 1998 by the Company (including international operations in Europe and the Pacific Rim) was placed by the Company's Diversified Technology Services group.

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

Primarily as a result of technological changes, competition has increased in the leasing industry and the number of companies offering competitive services, such as desktop management and other high technology equipment leasing, has increased. Competitive alliances have also impacted the leasing industry.

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

In managed network services, the Company competes with telecommunications firms, such as AT&T and MCI Communications, consulting organizations, such as Andersen Consulting and EDS, and other local and regional providers.

In desktop management, the Company believes it competes with a number of large general contractors such as AT&T, GE Capital ITS, Hewlett-Packard and IBM, all companies with significant resources and with experience in leasing and financing. In addition, other companies, such as Amdahl and Unisys--companies that have traditionally focused on equipment break/fix and maintenance services--have begun offering more comprehensive asset management strategies.

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

The Company currently believes that the amount of backlog orders is not material to understanding the Company's business.

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

The Company's actual revenues and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors.

Potential Fluctuations in Operating Results: The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the volume of New Leases (as defined below), earnings contributions from remarketing activities, product announcements by manufacturers, variations in the financial mix of leases written and economic conditions. The financial mix of leases written is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors and finance companies.

Earnings Contributions from Leasing: The growth in leasing volume during the three fiscal years ended September 1998, 1997 and 1996 had the effect of increasing the proportion of leases for new equipment ("New Leases") to total leases. New Leases traditionally have lower earnings contributions than leases with remarketed equipment. Therefore, increasing lease volume activities initially has the impact of putting pressure on leasing margins. The impact of New Leases, coupled with lower margins on large systems transactions (mainframes and related peripherals, including DASD and tape drives), has resulted in lower margins on leasing, particularly for operating leases. There can be no assurance regarding the growth of New Leases in future periods or the company's ability to accurately predict future declines in the fair market values of large systems equipment.

To meet earnings goals for fiscal 1999, remarketing contributions have to be at approximately the level achieved in fiscal 1998. While the Company has a larger lease portfolio for remarketing and is devoting resources to its remarketing activities, there can be no assurance that the Company will achieve the appropriate level of activity necessary to meet the Company's desired operating results. Attaining the expected level of remarketing will require equipment for remarketing, appropriate sales force education and incentive and a knowledge of the customer and customer requirements.

The Company's results can also be impacted by the fair market value volatility in large systems. The Company continues to monitor volatility in large systems fair market values which, during the last twenty-four months in particular, have declined faster and exhibited greater volatility than historical trends would have otherwise indicated. As a result, there is no assurance that fair market values on large systems will stabilize or that further rapid declines in the value of such systems will not occur in the near term. To the extent that declines in fair market values exceed the Company's current estimates, there could be an adverse effect on the Company's operating results.

The costs to address Year 2000 issues may have a negative impact on equipment volume in fiscal 1999 if customers defer other IT projects due to Year 2000 efforts or if Year 2000 remediation costs increase as a percentage of the total IT budget, thereby reducing capital expenditures on new technology.

Earnings Contributions from Services: As a result of the evolving nature of its services business, particularly the emerging desktop management and managed network services, the Company has limited meaningful historical data in which to base its planned operating expenses. Accordingly, a significant portion of the company's expense levels (investment in continuity facilities and hardware, consultants, experts and back office personnel) are based in part on its expectations as to future services revenues, including MTS revenue, and are, to a large extent, fixed. Conversely, the Company's revenue base has become more diverse with the growth of other technology services revenue, and therefore less recurring and less predictable than in prior years. To attain its services earnings contribution goals for fiscal 1999, the Company will have to expand its contract subscription base through new contract signings and contract renewals, increase its revenues from other technology services, attain MTS revenue and contain costs. There can be no assurance that the Company will be able to maintain and/or increase its margins on technology services in fiscal 1999.

One of the impacts of the Company's changing business model is the lengthening of the sales cycle--the length of time between initial sales contact and final delivery of contracts--as compared to its traditional leasing business. This increase in sales cycle results in an increase in "backlog" (or negotiations in progress) which ultimately impacts the timing of revenue, earnings and volume recognition. In addition, the Company's ability to obtain new business from customers depends on its ability to anticipate technological changes, successfully compete with organizations offering similar services, develop services to meet customer requirements and to achieve delivery of services that meet customer requirements.

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

Other Factors: Other uncertainties include continued business conditions, trend of movement to client/server environment, competition, including price competition from other technology service providers, reductions in technology budgets and related spending plans (either because of economic conditions or because of Year 2000 issues), ability of the Company to attract and retain qualified personnel in a job market that is very competitive domestically and the Year 2000 readiness of the Company's customers, suppliers and business partners; the ability of the Company to expand globally in general and the ability of the Company to develop new remarketing strategies for PCs, acceptance in Europe of desktop management services, including life cycle management, efficiencies and cost containment in continuity and managed network services, and price competition from other technology service providers, continued growth of the semiconductor and healthcare industries (including the migration by hospitals from film to digital technology), increased acceptance of leasing as an alternative to buying, particularly in the pharmaceutical industry, continued growth in computer networks; the ability of the Company to successfully partner with market leading software developers to provide state-of-the-art tools for desktop management, market acceptance of advanced recovery, millennium testing services, trading floor and distributed systems program management (and the ability of the Company to sell and deliver such services), growth of the communications equipment arena, and stabilization in the fair market values of mainframes and related equipment.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements whether as a result of new information, further events or otherwise.


Item 2.  Properties

The Company owns its principal executive office building in Rosemont, Illinois that has approximately 269,000 square feet. The Company leases office space for sales offices in various domestic and international locations. The Company's technical services division utilizes a 250,000 square foot building owned by the Company in Schaumburg, Illinois. This space is used primarily for refurbishing, maintenance and equipment storage.

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

The Company's medical refurbishment subsidiary leases approximately 100,000 square feet in Illinois. The Company's electronics group leases approximately 68,000 square feet in San Jose, California, to be used primarily for equipment demonstration, maintenance and storage.

Item 3.  Legal Proceedings

No material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended September 30, 1998.

PART II.

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

STOCK SPLIT

On April 22, 1998, the Board of Directors authorized a two-for-one split of the Company's common stock to be distributed on June 15, 1998, to holders of record on May 22, 1998. Accordingly, all references in the Company's Annual Report to Stockholders for the year ended September 30, 1998 and the Company's Annual Report on Form 10-K for the year ended September 30, 1998 to common share data have been adjusted to reflect the split.

PRICE RANGE OF COMMON STOCK

Price Range of Common Stock on page 38 of the Annual Report to Stockholders for the year ended September 30, 1998 is incorporated herein by reference.

SHARED INVESTMENT PLAN

On February 2, 1998, the Company announced that 106 senior managers of the Company exercised options to purchase over six million shares of the Company's common stock for approximately $109 million (the "Proceeds"). Under the voluntary program, the senior managers took out full recourse, personal loans to fund their purchase of the shares. The Company has guaranteed repayment of the loans in the event of default. The purchased shares represented over 4% of the current total shares outstanding. Most of the Proceeds were used by the Company to purchase its common stock under the Company's existing repurchase program.

COMMON STOCK REPURCHASE PROGRAM

The Company has an on-going common stock repurchase program. During fiscal 1998 and 1997, the Company purchased six million shares at an aggregate cost of $88 million and five million shares at an aggregate cost of $45 million, respectively.

SHAREHOLDER RIGHTS PLAN

On November 4, 1997, the Board of Directors of the Registrant declared a dividend distribution of one right (a "Right") for each outstanding share of the Registrant's Common Stock, $0.10 par value per share ("Common Stock"), to stockholders of record at the close of business on November 17, 1997 (the "Record Date"). The description and terms of the Rights are set forth in a Rights Agreement, dated as of November 17, 1997 (the "Rights Agreement"), between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.The Board of Directors of the Registrant also authorized the issuance of one Right for each share of Common Stock issued after the Record Date and prior to the earliest of the Distribution Date (as defined in the Rights Agreement), the redemption, exchange or expiration of the Rights. Except as set forth below and subject to adjustment as provided in the Rights Agreement , each Right entitles the registered holder to purchase from the Registrant one one-thousandth of a share of Series C Junior Participating Preferred Stock (the "Preferred Stock"), at a purchase price of $150 per Right (the "Purchase Price").

The Rights  Agreement and a related form of the rights  certificate was filed as
Exhibit 4.1 with the Company's Current Report on Form 8-K, filed on November 6, 1997, File No. 1-7725. The foregoing description of the shareholder rights plan does not purport to be complete and is qualified in its entirety by reference to such exhibit.

DIVIDENDS

The Company has paid cash dividends quarterly since February 1979. Cash dividends paid on common stock were $15 million and $14 million in fiscal 1998 and 1997, respectively. The most recently declared quarterly common stock cash dividend, $.025 per share, was paid on December 15, 1998 to stockholders of record on November 13, 1998. There are no restrictions on the Company's present or future ability to pay common dividends, except its agreement to maintain a debt to net worth ratio pursuant to, and certain other limitations contained in, the Company's multi-option and global revolving credit agreements, none of which have any current application. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon the Company's profit levels and capital requirements as well as financial and other conditions existing at the time. Common stock cash dividends paid were $.10 per share in fiscal 1998 and fiscal 1997.

Item 6.  Selected Financial Data

Six Year Summary on pages 30 and 31 of the Annual Report to Stockholders for the fiscal year ended September 30, 1998 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 32 through 38 of the Annual Report to Stockholders for the fiscal year ended September 30, 1998 is incorporated herein by reference.

Information relating to the Company's Year 2000 Readiness has been included in a Current Report on Form 8-K dated and filed with the Commission on October 9, 1998 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Qualitative Information About Market Risk on page 37 of the Annual Report to Stockholders for the fiscal year ended September 30, 1998 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements on pages 39 through 55 of the Annual Report to Stockholders for the fiscal year ended September 30, 1998 is incorporated herein by reference. Quarterly Financial Data on page 54 of the Annual Report to Stockholders for the fiscal year ended September 30, 1998 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
                                      -12-

PART III.

Item 10.  Directors and Executive Officers of Registrant

A description of Directors and Executive Officers of Registrant contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1998 is incorporated herein by reference.

Item 11.  Executive Compensation

A description of Executive Compensation contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1998 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

A description of Security Ownership of Certain Beneficial Owners and Management contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1998 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

A description of Certain Relationships and Related Transactions contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1998 is incorporated herein by reference.

PART IV.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1) and (a)(2)           Certain Documents Filed as Part of the Form 10-K:

                           The financial statements, including the supporting schedule, listed in the Index to Financial Statements and Financial Statement Schedule are filed as part of this Form 10-K on page 16.

(a)(3) Exhibits:
                           See Index to Exhibits filed as part of this Form 10-K on pages 19 through 22.

(b) Reports on Form 8-K:

                           On December 30, 1998, the Company filed a Current Report on Form 8-K, dated December 8, 1998, reporting
                           Item 5. Other Events. The filing was for the announcement of the appointment of Nicholas K. Pontikes to the position of President of the Company.


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

                                                       COMDISCO, INC.

DATE: December 20, 1998                                By:   /s/ David J. Keenan
                                                       -------------------------
                                                       David J. Keenan
                                                       Senior Vice President and
                                                       Corporate Controller


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  John F. Slevin
John F. Slevin
Chief Executive Officer                                /s/Philip A. Hewes
(Principal Executive Officer),                         Philip A. Hewes
President and  Director                                Director


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

/s/ Robert A. Bardagy                                  ------------------------
Robert A. Bardagy                                      Nicholas K. Pontikes
Director                                               Director

/s/ Harry M. Jansen Kraemer, Jr.                       /s/ Rick Kash
Harry M. Jansen Kraemer, Jr.                           Rick Kash
Director                                               Director

/s/ C. Keith Hartley                                   /s/ Carolyn L. Murphy
C. Keith Hartley                                       Carolyn L. Murphy
Director                                               Director

/s/ Thomas H. Patrick
Thomas H. Patrick
Director                                        Each of the above signatures is
                                                affixed as of  December 20, 1998

Comdisco, Inc. and Subsidiaries

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements and notes to consolidated financial statements of Comdisco, Inc. and Subsidiaries and related Independent Auditors' Report, included in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1998, are incorporated by reference in Item 8:

                                                                                        Annual Report
                                                                                         Page Number
                                                                                        -------------
Consolidated Statements of Earnings --
  Years Ended September 30, 1998, 1997 and 1996 . . . . . . . . . .                           39

Consolidated Balance Sheets -- September 30, 1998 and 1997 . . . . .                          40

Consolidated Statements of Stockholders' Equity --
  Years Ended September 30, 1998, 1997 and 1996  . . . . . . . . . .                          41

Consolidated Statements of Cash Flows --
  Years Ended September 30, 1998, 1997 and 1996  . . . . . . . . . .                       42-43

Notes to Consolidated Financial Statements . . . . . . . . . . . . .                       44-55

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .                          56


The following consolidated financial statement schedule of Comdisco, Inc. and Subsidiaries is included in Item 14(d):

                                                                    Form 10-K
                                                                   Page Number

Schedule  II -- Valuation and Qualifying Accounts  . . . . . .         19




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

[KPMG Peat Marwick LLP Letterhead]





                                            Independent Auditors' Report





The Board of Directors and Stockholders
Comdisco, Inc.:

Under date of November 3, 1998, we reported on the consolidated balance sheets of Comdisco, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended September 30, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                               /s/  KPMG Peat Marwick LLP


Chicago, Illinois
November 3, 1998

 Comdisco, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended September 30, 1998
(in millions)

                                                           Additions
                                        Balance at        charged to                      Balance at
                                         beginning         costs and                             end
         Description                     of period          expenses           Other       of period
--------------------------------        ----------        ----------           -----      ----------
Year ended September 30, 1996:

Allowance for
  doubtful accounts                         $17               $11              $(7)<F1>          $21
                                            ===               ===              ====              ===
Year ended September 30, 1997:

Allowance for
  doubtful accounts                         $21               $10              $(9)<F1>          $22
                                            ===               ===              ====              ===
Year ended September 30, 1998:

Allowance for
  doubtful accounts                         $22               $12            $ (10)<F1>          $24
                                            ===               ===            ======              ===





<F1> Write off of receivables net of recoveries.

Comdisco, Inc. and Subsidiaries
INDEX TO EXHIBITS

       Exhibit No.                       Description of Exhibit

            3.01 Restated Certificate of Incorporation of Registrant dated February 12, 1988

                               Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Forms S-8 and S-3, File No. 33-20715, filed March 8, 1988.

            3.02 Certificate of Amendment of Restated Certificate of Incorporation dated February 3, 1998

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

           10.02 Amendment to Employment Agreement with John F. Slevin dated September 29, 1998


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

Exhibit No.                         Description of Exhibit

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

           10.10       1992 Long-Term Stock Ownership Incentive Plan

                              Incorporated by reference to Exhibit 10.09 filed with the Company's Annual Report for the year ended September 30, 1992 on Form 10-K, File No. 1-7725

           10.11       1995 Long-Term Stock Ownership Incentive Plan

                               Incorporated by reference to Exhibit 10.13 filed with the Company's Annual Report for the year ended September 30, 1996 on Form 10-K, File No. 1-7725.

           10.12       Amended and Restated 1998 Employee Stock Purchase Plan

                               Incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report for the quarter ended March 30, 1998 on Form 10-Q, File No. 1-7725

           10.13       Amended and Restated International Employee Stock
                       Purchase Plan

                               Incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report for the Quarter ended March 31, 1998 on Form 10-Q, File No. 1-7725

           10.14       1998 Stock Option Program

                               Incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report for the Quarter ended June 30, 1998 on Form 10-Q, File No. 1-7725

           10.15       Management Compensation Arrangements and Plans

           10.16       Compensation and Award Agreement

           11.00       Computation of Earnings Per Share

           12.00       Ratio of Earnings to Fixed Charges

           13.00       Annual Report to Security Holders

                               Six Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements on pages 30 through 39 and the
                               Quarterly Financial Data on page 55 and the Independent Auditors' Report on page 56 of the Annual Report to security holders for the fiscal year ended September 30, 1998 have been incorporated by reference as part of this Form 10-K.

Exhibit No.                         Description of Exhibit

           21.00       Subsidiaries of Registrant

           23.00       Consent of KPMG Peat Marwick LLP dated December 18, 1998

           27.00       Financial Data Schedule

           99.00       Year 2000 Readiness Disclosure

                               Incorporated   by  reference  to  the   Company's
                               Current Report on Form 8-K filed October 9, 1998, File No. 1-7725.