Form 10-Q
period 1998-12-31
COMDISCO INC
filed 1999-02-16
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                For the quarterly period ended December 31, 1998

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


                               Name of each                     Number of shares
 Title of                      exchange on                     outstanding as of
 each class                  which registered                  December 31, 1998

 Common stock,               New York Stock Exchange              151,968,130
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

         Consolidated Statements of Earnings --
          Three Months Ended December 31, 1998 and 1997........................3

         Consolidated Balance Sheets --
         December 31, 1998 and September 30, 1998..............................4

         Consolidated Statements of Cash Flows --
         Three Months Ended December 31, 1998 and 1997.........................5

         Notes to Consolidated Financial Statements............................7


  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................9

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........13

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders................13
 .

  Item 6.  Exhibits and Reports on Form 8-K...................................14

SIGNATURES....................................................................16

PART I.  FINANCIAL INFORMATION
Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in millions except per share data)
For the Three Months Ended December 31, 1998 and 1997

                                                              Three Months Ended
                                                                   December 31
                                                                  1998    1997
                                                                  -----   -----
Revenue
   Leasing
     Operating ................................................   $ 531   $ 448
     Direct financing .........................................      41      40
     Sales-type ...............................................     160      90
                                                                  -----   -----
        Total leasing .........................................     732     578

   Sales ......................................................      58      51
   Technology services ........................................     118     104
   Other ......................................................      13      11
                                                                  -----   -----
     Total revenue ............................................     921     744
                                                                  -----   -----

Costs and expenses
   Leasing
     Operating ................................................     430     359
     Sales-type ...............................................     127      60
                                                                  -----   -----
        Total leasing .........................................     557     419

   Sales ......................................................      51      40
   Technology services ........................................     100      86
   Selling, general and administrative ........................      69      62
   Interest ...................................................      84      81
                                                                  -----   -----
     Total costs and expenses .................................     861     688
                                                                  -----   -----

Earnings before income taxes ..................................      60      56
Income taxes ..................................................      22      20
                                                                  -----   -----
Net earnings before preferred dividends .......................      38      36
Preferred dividends ...........................................      --      (2)
                                                                  -----   -----
Net earnings available to common
    stockholders ..............................................   $  38   $  34
                                                                  =====   =====

Net earnings per common share:
     Earnings per common share--basic .........................   $ .25   $ .23
                                                                  =====   =====
     Earnings per common share--diluted .......................   $ .24   $ .21
                                                                  =====   =====

Cash dividends paid per common share ..........................   $.025   $.025
                                                                  =====   =====

Common shares outstanding:
     Average common shares outstanding--basic .................     152     148
     Average common shares outstanding--diluted ...............     161     160

See accompanying notes to consolidated financial statements

Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)

                                                    December 31 September 30
                                                       1998         1998
                                                    ----------- ------------
                                                    (unaudited)  (audited)

ASSETS
Cash and cash equivalents .........................   $    73    $    63
Cash - legally restricted .........................        38         30
Receivables, net ..................................       422        340
Inventory of equipment ............................       183        165
Leased assets:
  Direct financing and sales-type .................     1,998      1,779
  Operating (net of accumulated depreciation) .....     4,024      4,121
                                                      -------    -------
    Net leased assets .............................     6,022      5,900
Buildings, furniture and other, net ...............       138        137
Other assets ......................................       461        428
                                                      -------    -------
                                                      $ 7,337    $ 7,063
                                                      =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable .....................................   $ 1,154    $ 1,121
Term notes payable ................................       550        550
Senior debt .......................................     3,025      2,768
Accounts payable ..................................       204        308
Income taxes ......................................       346        333
Other liabilities .................................       445        408
Discounted lease rentals ..........................       612        596
                                                      -------    -------
                                                        6,336      6,084
                                                      -------    -------
Stockholders' equity:
 Preferred stock $.10 par value
  Authorized 100,000,000 shares ...................        --         --
 Common stock $.10 par value
  Authorized 750,000,000 shares issued 221,970,268
  (221,657,318 at September 30, 1998) .............        22         22
 Additional paid-in capital .......................       259        257
 Accumulated other comprehensive income ...........       (20)       (13)
 Retained earnings ................................     1,135      1,101
                                                      -------    -------
                                                        1,396      1,367
  Common stock held in treasury, at cost ..........      (395)      (388)
                                                      -------    -------
   Total stockholders' equity .....................     1,001        979
                                                      -------    -------
                                                      $ 7,337    $ 7,063
                                                      =======    =======

See accompanying notes to consolidated financial statements

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
Three Months Ended December 31, 1998 and 1997

Increase (decrease) in cash and cash equivalents:

                                                               1998     1997
                                                              ------   ------
Cash flows from operating activities:
   Operating lease and other leasing receipts .............   $ 504    $ 468
   Direct financing and sales-type leasing receipts .......     224      222
   Leasing costs, primarily rentals paid ..................      (5)      (5)
   Sales ..................................................      94       75
   Sales costs ............................................     (50)     (23)
   Technology services receipts ...........................     123       90
   Technology services costs ..............................     (97)     (67)
   Other revenue ..........................................      13       11
   Selling, general and administrative expenses ...........     (84)     (80)
   Interest ...............................................     (84)     (78)
   Income taxes ...........................................      (3)      (2)
                                                              -----    -----
     Net cash provided by operating activities ............     635      611
                                                              -----    -----


Cash flows from investing activities:
  Equipment purchased for leasing .........................    (852)    (756)
  Investment in continuity and network services facilities      (36)     (14)
  Other ...................................................     (20)       6
                                                              -----    -----
     Net cash used in investing activities ................    (908)    (764)
                                                              -----    -----

Cash flows from financing activities:
  Discounted lease proceeds ...............................     133      129
  Net increase (decrease) in  notes payable ...............      33      280
  Issuance of term notes and senior notes .................     351       42
  Maturities and repurchases of term notes and senior notes     (90)     (95)
  Principal payments on secured nonrecourse debt ..........    (117)    (131)
  Preferred stock repurchased .............................      --      (68)
  Common stock repurchased and placed in treasury .........     (10)      --
  Dividends paid on preferred stock .......................      --       (2)
  Dividends paid on common stock ..........................      (4)      (4)
  Increase in legally restricted cash .....................      (8)      (9)
  Other ...................................................      (5)      --
                                                              -----    -----
     Net cash provided by financing activities ............     283      142
                                                              -----    -----


Net increase (decrease) in cash and cash equivalents ......      10      (11)
Cash and cash equivalents at beginning of period ..........      63       37
                                                              -----    -----
Cash and cash equivalents at end of period ................   $  73    $  26
                                                              =====    =====

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED  STATEMENTS  OF CASH FLOWS (UNAUDITED)  -- CONTINUED
(in millions)
Three Months Ended December 31, 1998 and 1997



                                                       1998     1997
                                                      ------   ------
Reconciliation of net earnings to net cash provided by operating activities:


Net earnings ......................................   $  38    $  36

Adjustments to reconcile net earnings
to net cash provided by operating activities:

Leasing costs, primarily
      depreciation and amortization ...............     552      414
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals      (4)     113
    Cost of sales .................................       1       17
    Technology services costs,
        primarily depreciation and amortization ...       3       19
    Income taxes ..................................      19       18
    Interest ......................................      --        3
    Other - net ...................................      26       (9)
                                                      -----    -----
    Net cash provided by operating activities .....   $ 635    $ 611
                                                      =====    =====




See accompanying notes to consolidated financial statements.
                                      -6-

     Comdisco, Inc. and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     December 31, 1998 and 1997


     1.    Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

     The balance sheet at September 30, 1998 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

     Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings and are not available to other creditors.

     2.    Interest-Bearing Liabilities

     At December 31, 1998, the Company had $1.6 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities.

     The average daily borrowings outstanding during the three months ended December 31, 1998 were approximately $5.2 billion, with a related weighted average interest rate of 6.45%. This compares to average daily borrowings during the first three months of fiscal 1998 of approximately $4.9 billion, with a related weighted average interest rate of 6.63%.

     3.    Senior Notes

     On October 9, 1998 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for a shelf offering of up to $1.5 billion of senior debt securities on terms to be set at the time of each sale (the "1998 Shelf"). On January 19, 1999, the Company designated $600 million of senior debt securities as "Medium-Term Notes, Series H" under the 1998 Shelf. The Company, on January 26, 1999, issued $350 million of 6.0% Senior Notes Due January 30, 2002 under the 1998 Shelf. The Company plans to continue to be active in issuing senior debt during fiscal 1999, primarily to support the anticipated growth of the leased assets and, where appropriate, to refinance maturities of interest-bearing liabilities.

     4.  Stockholders' Equity

     In June 1997, FASB issued SFAS 130- Reporting Comprehensive Income, which requires presentation of comprehensive earnings (net earnings plus all changes in net assets from non-owner sources) and its components in the financial statements.

     Other comprehensive earnings (loss) consists of the following:

                                                   Three months ended
                                                       December 31,
                                                       1998   1997
     Foreign currency trans-
      lation adjustments ..........................   $ --    $ (8)
     Change in net unrealized gains and
      losses on marketable securities .............    (11)     --
     Income tax benefit ...........................      4      --
                                                      ----    ----
     Other comprehensive loss .....................     (7)     (8)
                                                      ----    ----
     Net earnings .................................     38      34
                                                      ----    ----
     Total comprehensive income ...................   $ 31    $ 26
                                                      ====    ====

     On January 26, 1999, the Board of Directors declared a quarterly cash dividend of $.025 per share to be paid on March 8, 1999 to stockholders of record as of February 5, 1999.

     During the quarter ended December 31, 1998, the Company purchased 728,400 shares of its common stock at an aggregate cost of approximately $10 million. Between January 1, 1999 and February 12, 1999, the Company purchased 1,482,800 shares of its common stock at an aggregate cost of approximately $21 million.

Comdisco, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------
Certain statements herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, those risk factors set forth generally throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and specifically under "Risk Factors that May Affect Future Results" and in the Company's Annual Report on Form 10-K dated December 20, 1998 and filed with the SEC on December 30, 1998, under Business-Forward-Looking Information which is incorporated herein by reference.

Net Earnings
------------
Net earnings available to common stockholders (hereinafter referred to as "net earnings") for the three months ended December 31, 1998 were $38 million, or $.24 per share, as compared to $34 million, or $.21 per share, for the three months ended December 31, 1997. The increase in net earnings in the current quarter compared to the year earlier period is due to an increase in earnings contributions from operating leases.

Business
--------
Leasing volume, as measured by the cost of equipment placed on lease, increased in the first quarter of fiscal 1999 as compared to the year earlier quarter. The growth in leasing volume is expected to have a positive impact on leasing revenue in future periods and will provide equipment for remarketing. See below for a discussion of remarketing and "Risk Factors that May Affect Future Results" for a discussion of enterprise equipment (also referred to as large systems) leasing.

Cost of equipment placed on lease was $797 million during the quarter ended December 31, 1998. This compares to cost of equipment placed on lease of $722 million and $871 million during the quarters ended December 31, 1997 and September 30, 1998, respectively. Diversified technology services had cost of equipment placed on lease of $216 million, compared to $181 million in the year earlier period.

In addition to originating new equipment lease financing, the Company remarkets used equipment from its lease portfolio. Remarketing is the sale or re-lease of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Remarketing activities are comprised of earnings from follow-on leases and gross profit on equipment sales. Remarketing activity, an important contributor to quarterly earnings, decreased in the current quarter as compared to both the first and fourth quarters of fiscal 1998.

The Company's technology services attained record revenues in the first quarter of fiscal 1999, however, higher costs, primarily associated with higher personnel costs and continued investment in new service development, negatively impacted margins on the Company's technology services business. Costs associated with the development and implementation of the Company's network services infrastructure had a negative impact on the network services earnings contribution. Based on transactions in process at December 31, 1998, the Company anticipates its network services as well as its desktop management services to have a positive impact on the Company's pretax earnings in fiscal 1999, primarily beginning in the third quarter of fiscal 1999. See "Risk Factors That May Affect Future Results" for a discussion of the factors that may affect earnings contributions from services.

The Company has reached agreement to acquire Prism Communication Services, Inc. ("Prism") (formerly Transwire Communications, Inc.) a newly-formed advanced communications company that will provide high-speed data, Internet, video and voice solutions through its advanced digital network. The cost of the acquisition, which is expected to be completed in the second quarter of fiscal 1999, is estimated at approximately $50-60 million. The Company received approval for the acquistion from the Federal Trade Commission under the Hart-Scott-Rodino Act on February 12, 1999. Prism is a start up company that has incurred operating losses since inception and the Company expects that Prism's operating losses will continue to increase as it introduces its services throughout New York City and the Northeast corridor. In addition, Prism will require additional capital to support its data network, to expand its services, to increase its sales and marketing efforts and to support the company's growth. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition could be adversely affected. There can be no assurance that in the future Prism will be profitable on a quarterly or annual basis.


Three Months Ended December 31, 1998
------------------------------------
Total revenue for the three months ended December 31, 1998 was $921 million compared to $744 million in the prior year quarter and $904 million in the quarter ended September 30, 1998, respectively. The increase in the current quarter compared to the prior year quarter was due to higher total leasing revenue. Total leasing revenue of $732 million for the quarter ended December 31, 1998 represented an increase of 27% compared to the year earlier period. Total leasing revenue was $695 million in the fourth quarter of fiscal 1998.

Operating lease revenue minus operating lease cost was $101 million, or 19.0% of operating lease revenue (collectively, the "Operating Lease Margin"), and $89 million, or 19.9% of operating lease revenue, in the three months ended December 31, 1998 and 1997, respectively. The Operating Lease Margin was $96 million, or 18.8% in the quarter ended September 30, 1998. The Company expects the Operating Lease Margin to decline from current levels throughout fiscal 1999, depending on the mix of equipment leased and product announcements by manufacturers. See "Risk Factors that May Affect Future Results" for a discussion of large systems leasing.

Revenue from sales, which includes remarketing and buy/sell activities, totaled $58 million in the first quarter of fiscal 1999 compared to $51 million in the year earlier quarter. Lower margins on sales of equipment in Europe, particularly medical equipment sales, decreased the margin on sales in the current year period compared to the year earlier period. Margins on sales were 12% and 22% in the quarters ended December 31, 1998 and 1997, respectively.

Revenue from technology services activities for the three months ended December 31, 1998 and 1997 was $118 million and $104 million, respectively, a 13% increase. Cost of technology services activities for the three months ended December 31, 1998 and 1997 was $100 million and $86 million, respectively, a 16% increase.

Other revenue for the quarter ended December 31, 1998 and 1997 was $13 and $11 million, respectively. Revenue from the sale of equity positions held as a result of the Company's lease and other financing transactions with early-stage high technology companies for each of the quarters ended December 31, 1998 and 1997 was $7 million.

Total costs and expenses for the quarter ended December 31, 1998 was $861 million compared to $688 million in the prior year period. The increase in total costs and expenses is primarily due to increased leasing costs, primarily related to increasing operating lease revenue and sales-type lease revenue.

Selling, general and administrative expenses totaled $69 million in the quarter ended December 31, 1998 compared to $62 million in the quarter ended December 31, 1997 and $64 million in the quarter ended September 30, 1998. The principal reason for the increase in the current year quarter compared to the year earlier period is increased personnel costs, primarily in marketing and related support services and in data processing. The Company expects selling, general and administrative expenses to increase throughout fiscal 1999 as the Company continues to invest in its infrastructure to increase revenue and support the increase in business volume.

                                  -10-
Interest expense for the three months ended December 31, 1998 totaled $84 million in comparison to $81 million and $82 million in the quarters ended December 31, 1997 and September 30, 1998, respectively. The increase in the current quarter is due to higher average daily borrowings resulting from increased leased assets at September 30, 1998 and an increase in equipment purchased for lease during the current quarter compared to the year earlier period.

Financial Condition
-------------------
The Company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

Capital expenditures for equipment are financed by cash flows from operations, recourse debt, or by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the three months ended December 31, 1998 was $635 million, compared to $611 million for the year earlier period. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio.

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

Potential Fluctuations in Operating Results: The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including earnings contributions from remarketing activities, product announcements by manufacturers, economic conditions and variations in the financial mix of leases written. The financial mix of leases written is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors and finance companies.

Earnings Contributions from Leasing: Lower margins on large systems transactions (mainframes and related peripherals, including DASD and tape drives) has resulted in lower margins on leasing, particularly for operating leases. There can be no assurance regarding the Company's ability to accurately predict future declines in the fair market values of large systems equipment.

To meet earnings goals for fiscal 1999, remarketing contributions have to be at approximately the level achieved in fiscal 1998. While the Company has a larger lease portfolio for remarketing and is devoting resources to its remarketing activities, there can be no assurance that the company will achieve the appropriate level of activity necessary to meet the company's desired operating results.

The Company continues to monitor volatility in large systems fair market values that have declined faster and exhibited greater volatility than the Company had anticipated. There is no assurance that fair market values on large systems will stabilize or that further rapid declines in the value of such systems will not occur in the near term. To the extent that declines in fair market values exceed the Company's current estimates, there could be an adverse effect on the Company's operating results. In addition, the Company has reduced its large systems leasing volume during the last twelve months and currently believes that the large system market will not produce acceptable margins for the Company in the future. Accordingly, the Company continues to evaluate and develop its options, including acceleration of depreciation on its large systems portfolio (which would reduce future earnings contributions on this portfolio) and/or the acceleration of its exit from the large systems market. Exit strategies include, but are not limited to, the sale of any or all of its large system portfolio and/or the write-down of its large systems assets to its estimated realizable value. Either one of these exit strategies would likely have a material affect on the Company's operating results. With respect to the sale of these assets, there can be no assurance that the Company would be able to find a buyer or buyers for such a portfolio or that, if a buyer or buyers could be found, that the proceeds from such a sale would be greater than or equal to the Company's then current net book values.

The costs to address the Year 2000 issues may have a negative impact on equipment volume in fiscal 1999 if customers defer other IT projects due to the Year 2000 efforts or if Year 2000 remediation costs increase as a percentage of the total IT budget, thereby reducing capital expenditures on new technology.

Earnings Contributions from Services: As a result of the evolving nature of its services business, particularly the emerging desktop management and managed network services, the company has limited meaningful historical data in which to base its planned operating expenses. Accordingly, a significant portion of the company's expense levels (investment in continuity facilities and hardware, consultants, experts and back office personnel) are based in part on its expectations as to future services revenues, including Millennium Testing revenue, and are, to a large extent, fixed. Conversely, the company's revenue base has become more diverse with the growth of other technology services revenue, and therefore less recurring and less predictable than in prior years. To attain its services earnings contribution goals for fiscal 1999, the company will have to expand its contract subscription base (through new contract signings and contract renewals), increase its revenues from other technology services, attain Millennium Testing Services revenue and contain costs. In addition, there can be no assurance that the company will be able to maintain and/or increase its margins on technology services in fiscal 1999.

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

Other Factors: Other uncertainties include continued business conditions, trend of movement to client/server environment, competition, including competition from other technology service providers, reductions in technology budgets and related spending plans, price competition from other technology service providers, and the Year 2000 readiness of the company's customers, suppliers and business partners.

The  company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements whether as a result of new information, further events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk during the three months ended December 31, 1998. For additional information, refer to page 37 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1998.

Part II  Other Information

Item 4. Submission of Matters to a Vote of Security Holders

a) The Annual Meeting of Shareholders was held on January 26, 1999.

c) The three nominees, Harry M. Jansen Kraemer, Carolyn L. Murphy, and John J. Vosicky listed in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement dated and mailed December 24, 1998 were elected to the Board of Directors of the Company for a term of three years.

                                             Percent of
Nominee                    Votes Cast For    Votes Cast      Votes Abstained  Votes No
-------                    --------------   ------------     ---------------  --------
Harry M. Jansen Kraemer      137,282,206         99%             1,541,409    521,363
Carolyn L. Murphy            137,791,331         99%             1,032,284     12,238
John J. Vosicky              137,373,459         99%             1,450,156    430,110


As set forth in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement dated and mailed December 24, 1998, as Item 2, approval of KPMG LLP, as independent auditors, to audit the financial statements for fiscal 1999 and to perform other accounting services, as appropriate. There were 138,823,615 (91%) common shares voted for this proposal, 158,093 (less than 1%) common shares voted against, 142,962 (less than 1%) common shares abstained and 13,324,009 (9%) were not voted.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

       Exhibit No.                       Description of Exhibit

            3.01 Restated Certificate of Incorporation of Registrant dated February 12, 1988

                               Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Forms S-8 and S-3, File No. 33-20715, filed March 8, 1988.

            3.02 Certificate of Amendment of Restated Certificate of Incorporation dated February 3, 1998

                               Incorporated by reference to Exhibit 3.02 filed with the Company's Annual Report for the year ended September 30, 1998 on Form 10-K, File No. 1-7725.

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

            4.02 Indenture Agreement between Registrant and The Fuji Bank and Trust Company, as Trustee, dated as of December 15, 1998

                               Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated January 19, 1999, as filed with the Commission on January 21, 1999, File No. 1-7725, the copy of the Indenture dated as of December 15, 1998 between the Registrant and The Fuji Bank and Trust Company, as Trustee (said Indenture defines certain rights of security holders).

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

           12.00       Ratio of Earnings to Fixed Charges

           27.00       Financial Data Schedule

           99.00       Year 2000 Readiness Disclosure

                               Incorporated   by  reference  to  the   Company's
                               Current Report on Form 8-K filed October 9, 1998, File No. 1-7725.

b)  Reports on Form 8-K:


                 On January 27, 1999, the Company filed a current report on Form 8-K, dated January 27, 1999, reporting Item 7. Financial Statements and Exhibits. The filing contained exhibits relating to the Company's Medium-Term Notes, Series H.

                 On January 20, 1999, the Company filed a current report on Form 8-K, dated January 20, 1999, reporting Item 7. Financial Statements and Exhibits. The filing contained exhibits relating to the Company's 6.0% Notes Due January 30, 2002.

                 On January 14, 1999, the Company filed a Current Report on Form 8-K, dated January 12, 1999, reporting Item 5. Other Events. The filing reported that its Board of Directors named Nicholas
                 K. Pontikes as President and Chief Executive Officer.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COMDISCO, INC.

                                       Registrant






Date:  February 13, 1999               /s/ David J. Keenan
                                       --------------------
                                       David J. Keenan
                                       Senior Vice President
                                       and Controller