Form 10-K/A
period 1998-09-30
COMDISCO INC
filed 1999-04-29
CIK 722487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1


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
           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
Titles of each class                                      on which registered
-------------------                                    -------------------------
Common Stock                                             New York Stock Exchange
$.10 par value                                      Chicago Stock Exchange, Inc.
Common Stock Purchase Rights                             New York Stock Exchange
                                                    Chicago Stock Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No. .

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

EXPLANTORY NOTE: This Amendment No. 1 is being filed to correct information provided in response to Item 11 of Form 10-K, as originally incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders held on January 26, 1999 and filed with the Commission on December 23, 1998. In its filing, the Company incorrectly included amounts in the columns headed "5%" and "10%" for the options granted pursuant to the Company's Shared Investment Plan.

Item 11. Executive Compensation

OPTION GRANTS IN LAST FISCAL YEAR

The following table presents additional information concerning the options shown in the Summary Compensation Table for fiscal year 1998.

---------------------------------------------------------------------------------------------------------------
                                                                            Potential Realizable Value at
                                     Individual Grants                      Assumed Annual Rates of Stock
                                                                            Price Appreciation for Option
                                                                                       Term<F3>
                  ---------------------------------------------------------------------------------------------
                    Number of    % of Total
                   Securities     Options /
                   Underlying   SARs Granted
                    Options /   to Employees   Exercise or
       Name       SARs Granted    in Fiscal    Base Price    Expiration       0%         5%          10%
                       (#)          1998         ($/Sh)         Date
---------------  -------------  ------------   -----------   ----------     -----      -------     ---------

  Jack Slevin        55,050<F1>         .64       $ 15.88       10/1/07       $-0-      $549,776   $1,393,240
                    192,000<F2>        2.00         17.25<F2>  02/01/98        -0-         -0-<F2>       -0-<F2>
                     59,170             .68        13.625      09/30/08        -0-       507,009    1,284,861

  Nicholas K.        55,050<F1>         .64         15.88      10/01/07        -0-       549,776    1,393,240
  Pontikes          600,000<F2>        7.00         17.25<F2>  02/01/98        -0-         -0-<F2>       -0-<F2>
                     32,160             .37         13.625     09/30/08        -0-       275,569     698,346

  John C. Kenning    36,330<F1>         .42         15.88      10/01/07        -0-       362,822     919,462
                    132,000<F2>        1.00         17.25<F2>  02/01/98        -0-         -0-<F2>       -0-<F2>
                     26,690             .31         13.625     09/30/08        -0-       228,698     579,566

  William N.         22,020<F1>         .25         15.88      10/01/07        -0-       219,910     557,296
  Pontikes          192,000<F2>        2.00         17.25<F2>  02/01/98        -0-         -0-<F2>       -0-<F2>
                     26,690             .31         13.625     09/30/08        -0-       228,698     579,566

  John J. Vosicky    11,010<F1>         .13         15.88      10/01/07        -0-       109,955     278,648
                     64,000<F2>         .74         17.25<F2>  02/01/98        -0-         -0-<F2>       -0-<F2>
                     26,690             .31         13.625     09/30/08        -0-       228,698     579,566

---------------------------------------------------------------------------------------------------------------

<F1>   Reflects  options  issued in lieu of cash  compensation  pursuant  to the
       "Cash-to-Option alternative" election referenced in the Compensation Committee Report.

<F2>   Reflects options granted pursuant to the Company's Shared Investment Plan
       (the "SIP") on Sunday, February 1, 1998 with a one-day term and an exercise price based on the closing price of the New York Stock Exchange on Friday, January 30, 1998. The options were exercised on the date of grant by the named executive. Due to the one-day term of the option, there was no potential realizable value for the option term. Under the terms of the voluntary plan, the participants took out personal full-recourse loans to fund their exercise of the options to purchase Common Stock at the January 30, 1998 closing price of $17.25 per share. The loans borrowed from a commercial bank, are the personal obligation of the participants. The Company has agreed to guarantee repayment to the bank in the event of a default by a participant. Pursuant to the SIP, the Company received approximately $109 million in cash from 106 members of the Company's senior management team who collectively purchased over 6 million shares of Common Stock.

       Under the terms of the SIP, there are several restrictions on the sale of the purchased shares. Except in specified and limited circumstances, including death, disability and corporate control changes, no participant may sell any portion of the purchased shares before the first anniversary of the exercise date. In addition, no participant may sell any portion of the purchased shares unless all principal, interest and prepayment fees due on the loan described above have been paid or all sale proceeds are simultaneously applied first to the payment of such amounts. The Company may take all action relating to the participant and his or her assets, which the Compensation Committee deems reasonable and necessary, to obtain full reimbursement for amounts the Company pays to the bank pursuant to its loan guarantee, in excess of its obligation under the risk bearing provision described below. The Company has a right to repurchase the shares five days after the date it receives notice of intent to sell from the participant at the New York Stock Exchange closing price on the date notice is received. The Company is entitled to 50% of any gain upon sale or a voluntary termination of employment within three years of February 2, 1998. For participants whose employment is terminated due to death or disability while the loan is outstanding, the Company will bear 100% of the loss, if any, which the participant incurs upon the sale of the purchased shares within 60 days of the employment termination.

<F3>   Comdisco  included  amounts  under  the  columns  labeled  "5%" and "10%"
       pursuant to certain rules promulgated by the SEC and those amounts are not intended to forecast future appreciation, if any, in the price of the Comdisco common stock. Such amounts are based on the assumption that the Named Executive Officers hold the options granted for their full term. The actual value of the options will vary in accordance with the market price of the Comdisco common stock. The column headed "0%" is included to demonstrate that the options were granted at fair market value and optionees will not recognize any gain without an increase in the stock price, and any increase will benefit all stockholders proportionately.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              COMDISCO, INC.

DATE:  April 27, 1999                                    By: /s/ David J. Keenan
                                                                 David J. Keenan
                                                       Senior Vice President and
                                                            Corporate Controller


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/  Nicholas K. Pontikes
Nicholas K. Pontikes
Chief Executive Officer                                 /s/  Philip A. Hewes
(Principal Executive Officer),                          Philip A. Hewes
President and  Director                                 Director

/s/ John J. Vosicky                                     /s/  Thomas H. Patrick
John J. Vosicky                                         Thomas H. Patrick
Chief Financial Officer (Principal                      Director
Financial Officer) and Director

/s/ David J. Keenan                                     /s/  William N. Pontikes
David J. Keenan                                         William N. Pontikes
Senior Vice President (Principal Accounting)            Director
Officer and Corporate Controller

/s/  Robert A. Bardagy                                 /s/   Rick Kash
Robert A. Bardagy                                      Rick Kash
Director                                               Director

/s/  Harry M. Jansen Kraemer, Jr.                     /s/    Carolyn L. Murphy
Harry M. Jansen Kraemer, Jr.                          Carolyn L. Murphy
Director                                              Director

/s/  C. Keith Hartley
C. Keith Hartley
Director
                                                 Each of the above signatures is
                                                    affixed as of April 27, 1999