Form 10-Q
period 1999-03-31
COMDISCO INC
filed 1999-05-17
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q
                       -----------------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended March 31, 1999

                                       or

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


                              Name of each                     Number of shares
Title of                      exchange on                     outstanding as of
each class                 which registered                     March 31, 1999

Common stock,              New York Stock Exchange               150,989,489
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


     Consolidated Statements of Earnings and Retained Earnings --
      Three and Six Months Ended March 31, 1999 and 1998 ......................3

     Consolidated Balance Sheets --
      March 31, 1999 and September 30, 1998....................................4

     Consolidated Statements of Cash Flows --
      Six Months Ended March 31, 1999 and 1998.................................5

     Notes to Consolidated Financial Statements................................7

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........17

PART II  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K...................................18

SIGNATURES....................................................................20

PART I.  FINANCIAL INFORMATION
Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED) (in millions except per share data) For the Three and Six Months Ended March 31, 1999 and 1998

                                                                Three Months Ended     Six Months Ended
                                                                     March 31,             March 31,
                                                                  1999       1998       1999      1998
                                                                  ----       ----       ----      ----
Revenue
   Leasing
     Operating .............................................   $   507    $   455    $ 1,038    $   903
     Direct financing ......................................        45         41         86         81
     Sales-type ............................................       191         72        351        162
                                                               -------    -------    -------    -------
        Total leasing ......................................       743        568      1,475      1,146

   Sales ...................................................        67         84        125        135
   Technology services .....................................       125        110        243        214
   Other ...................................................        14         15         27         26
                                                               -------    -------    -------    -------
        Total revenue ......................................       949        777      1,870      1,521
                                                               -------    -------    -------    -------

Costs and expenses
   Leasing
     Operating .............................................       407        365        837        724
     Sales-type ............................................       157         46        284        106
                                                               -------    -------    -------    -------
        Total leasing ......................................       564        411      1,121        830

   Sales ...................................................        58         74        109        114
   Technology services .....................................       105         90        205        176
   Selling, general and administrative .....................        73         61        142        123
   Interest ................................................        87         83        171        164
   Other ...................................................       150       --          150       --
                                                               -------    -------    -------    -------
     Total costs and expenses ..............................     1,037        719      1,898      1,407
                                                               -------    -------    -------    -------

Earnings (loss) before income taxes ........................       (88)        58        (28)       114
Income taxes (benefit) .....................................       (32)        21        (10)        41
                                                               -------    -------    -------    -------
Net earnings (loss) before preferred dividends .............       (56)        37        (18)        73
Preferred dividends ........................................      --         --         --           (2)
                                                               -------    -------    -------    -------
Net earnings (loss) to common stockholders .................   $   (56)   $    37    $   (18)   $    71
                                                               =======    =======    =======    =======

Retained earnings at beginning of period ...................   $ 1,135    $   995    $ 1,101    $   965
Net earnings (loss) to common stockholders .................       (56)        37        (18)        71
Cash dividends paid on common stock ........................        (4)        (3)        (8)        (7)
                                                               -------    -------    -------    -------
Retained earnings at end of period .........................   $ 1,075    $ 1,029    $ 1,075    $ 1,029
                                                               =======    =======    =======    =======
Net earnings (loss) per common share:
       Earnings (loss) per common share--basic .............   $  (.37)   $   .24    $  (.12)   $   .47
                                                               =======    =======    =======    =======
       Earnings (loss) per common share--diluted ...........   $  (.37)   $   .23    $  (.12)   $   .44
                                                               =======    =======    =======    =======
Common shares outstanding
       Average common shares outstanding--basic ............       151        151        152        150
       Average commons shares outstanding--diluted .........       151        165        152        162

See accompanying notes to consolidated financial statements

Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)
                                                        March 31,  September 30,
                                                           1999        1998
                                                       (unaudited)   (audited)

ASSETS
Cash and cash equivalents ..............................   $   366    $    63
Cash - legally restricted ..............................        43         30
Receivables, net .......................................       479        340
Inventory of equipment .................................       148        165
Leased assets:
  Direct financing and sales-type ......................     2,133      1,779
  Operating (net of accumulated depreciation) ..........     3,793      4,121
                                                           -------    -------
    Net leased assets ..................................     5,926      5,900
Buildings, furniture and other, net ....................       159        137
Other assets ...........................................       530        428
                                                           -------    -------
                                                           $ 7,651    $ 7,063
                                                           =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable ..........................................   $ 1,441    $ 1,121
Term notes payable .....................................       550        550
Senior notes ...........................................     3,154      2,768
Accounts payable .......................................       198        308
Income taxes ...........................................       311        333
Other liabilities ......................................       429        408
Discounted lease rentals ...............................       648        596
                                                           -------    -------
                                                             6,731      6,084
                                                           -------    -------
Stockholders' equity:
  Preferred stock $.10 par value
    Authorized 100,000,000 shares ......................        --         --
  Common stock $.10 par value
    Authorized 750,000,000 shares; issued 222,170,427 shares
     (221,657,318 at September 30, 1998)................        22         22
  Additional paid-in capital ...........................       262        257
  Accumulated other comprehensive income ...............       (25)       (13)
  Retained earnings ....................................     1,075      1.101
                                                           -------    -------
                                                             1,334      1,367
  Common stock held in treasury, at cost ...............      (414)      (388)
                                                           -------    -------
      Total stockholders' equity .......................       920        979
                                                           -------    -------
                                                           $ 7,651    $ 7,063
                                                           =======    =======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the Six Months Ended March 31, 1999 and 1998


                                                                 1999       1998
                                                               --------   --------
Cash flows from operating activities:
   Operating lease and other leasing receipts ...............   $ 1,042    $   993
   Direct financing and sales-type leasing receipts .........       471        475
   Sale of direct financing and sales-type leasing receipts .      --           77
   Leasing costs, primarily rentals paid ....................        (9)       (10)
   Sales ....................................................       169        148
   Sales costs ..............................................       (58)       (48)
   Technology services receipts .............................       239        195
   Technology services costs ................................      (185)      (129)
   Other revenue ............................................        27         23
   Selling, general and administrative expenses .............      (152)      (135)
   Interest .................................................      (171)      (161)
   Income taxes .............................................       (16)       (35)
                                                                -------    -------
     Net cash provided by operating activities ..............     1,357      1,393
                                                                -------    -------

Cash flows from investing activities:
  Equipment purchased for leasing ...........................    (1,468)    (1,433)
  Investment in continuity and network services facilities ..       (42)       (43)
  Acquisition ...............................................       (45)      --
  Other .....................................................      (193)       (11)
                                                                -------    -------
     Net cash used in investing activities ..................    (1,748)    (1,487)
                                                                -------    -------

Cash flows from financing activities:
   Discounted lease proceeds ................................       215        179
   Net increase (decrease) in notes payable .................       320         (6)
   Issuance of term notes and senior notes ..................       719        287
   Maturities and repurchases of term notes  and senior notes      (319)      (120)
   Principal payments on secured debt .......................      (163)      (251)
   Preferred stock purchased ................................      --          (68)
   Common stock purchased and placed in treasury ............       (31)       (47)
   Dividends paid on preferred stock ........................      --           (2)
   Dividends paid on common stock ...........................        (8)        (7)
   Stock Incentive Plan .....................................      --          109
   Decrease (increase) in legally restricted cash ...........       (13)         2
   Other ....................................................       (26)        15
                                                                -------    -------
     Net cash provided by financing activities ..............       694         91
                                                                -------    -------
Net increase (decrease) in cash and cash equivalents ........       303         (3)
Cash and cash equivalents at beginning of period ............        63         37
                                                                -------    -------
Cash and cash equivalents at end of period ..................   $   366    $    34
                                                                =======    =======

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the Six Months Ended March 31, 1999 and 1998


                                                                 1999       1998
                                                               --------   --------
Reconciliation of net earnings (loss) to net cash
provided by operating activities:

Net earnings (loss) .........................................   $   (18)   $    73

Adjustments to reconcile net earnings to net cash provided by operating activities:

    Leasing costs, primarily
      depreciation and amortization .........................     1,112        820
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals .........        38        322
    Sale of direct financing and sales-type receivables .....        --         77
    Cost of sales ...........................................        51         66
    Technology services costs, primarily
       depreciation and amortization ........................        20         47
    Interest ................................................        --          3
    Income taxes (benefit) ..................................       (26)         6
    Other expenses ..........................................       150         --
    Other - net .............................................        30        (21)
                                                                -------    -------
    Net cash provided by operating activities ...............   $ 1,357    $1 ,393
                                                                =======    =======



See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1999 and 1998

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

2.       Notes Receivable and Equity Investments

The Company provides loans to and invests in equity instruments of privately-held companies in networking, communications, software and Internet based industries. Loans are included in receivables on the balance sheet. Investments are included in other assets and are accounted for under the cost method. Interest income on loans is recorded in the statement of earnings as direct financing income. For non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. During 1999, certain of these investments in privately-held companies became available-for-sale securities when the investees completed initial public offereings. At March 31, 1999, the Company had approximately $193 million in loans and $30 million in equity instruments.

Available-for-sale securities are carried at fair value as of March 31, 1999, based on quoted market prices, net of a market value discount to reflect the remaining restrictions on transferability on certain of these securities. A net unrealized holding gain of $19 million, net of deferred income taxes of $7 million, has been reflected in the equity section of the consolidated balance sheet based on the change in market value of the available-for-sale securities from dates of acquisition to March 31, 1999.


3.       Interest-Bearing Liabilities

At March 31, 1999, the Company had $1.6 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities.

The average daily borrowings outstanding during the six months ended March 31, 1999 were approximately $5.3 billion, with a related weighted average interest rate of 6.40%. This compares to average daily borrowings during the first six months of fiscal 1998 of approximately $4.9 billion, with a related weighted average interest rate of 6.65%.

4.       Senior Notes

On October 9, 1998 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for a shelf offering of up to $1.5 billion of senior debt securities on terms to be set at the time of each sale (the "1998 Shelf"). On January 19, 1999, the Company designated $600 million of senior debt securities as "Medium-Term Notes, Series H" under the 1998 Shelf, none of which had been issued as of May 14, 1999 Pursuant to the 1998 Shelf, the Company, on January 26, 1999, also issued $350 million of 6.0% Senior Notes Due January 30, 2002, and, on April 21, 1999, $350 million of 5.95% Notes due April 30, 2002. The Company plans to continue to be active in issuing senior debt during fiscal 1999, primarily to support the anticipated growth of the leased assets and, where appropriate, to refinance maturities of interest-bearing liabilities.



5.       Stockholders' Equity

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130-Reporting Comprehensive Income, which requires presentation of comprehensive earnings (net earnings (loss) plus all changes in net assets from non-owner sources) and its components in the financial statements.

Other comprehensive earnings (loss) consists of the following:

                                 Three months ended  Six months ended
                                       March 31,         March 31,
                                     1999    1998      1999    1998
                                     ----    ----      ----    ----

Foreign currency trans-
 lation adjustments ..............   $(25)   $ (5)     $(25)   $(13)
Change in net unrealized gains and
 losses on marketab securities....     31      --        19      --
Income tax .......................    (11)     --        (6)     --
                                     ----    ----      ----    ----
Other comprehensive (loss) .......     (5)     (5)      (12)    (13)
                                     ----    ----      ----    ----
Net earnings (loss)...............    (56)     37       (18)     71
                                     ----    ----      ----    ----
Total comprehensive income (loss).   $(61)   $ 32      $(30)   $ 58
                                     ====    ====      ====    ====

In accordance with Statement of Financial Accounting Standards No. 128-Earnings Per Share, no potential common shares (the assumed exercise of stock options) are included in the computation of any diluted per share amount when a loss exists.

On April 19, 1999, the Board of Directors declared a quarterly cash dividend of $.025 per common share to be paid on June 14, 1999 to holders of record on May 14, 1999.

During the quarter ended March 31, 1999, the Company purchased 1,482,800 shares of its common stock at an aggregate cost of approximately $21 million. During the six months ended March 31, 1999, the Company purchased 2,211,200 shares of its common stock at an aggregate cost of approximately $31 million.

                                      -8-
On February 2, 1998, the Company announced that 106 senior managers of the Company purchased over six million shares of the Company's common stock for approximately $109 million. Under the voluntary program, the senior managers took out full recourse, personal loans to purchase the shares. The Company has guaranteed repayment of the loans in the event of default. The purchased shares represented over 4% of the current total shares outstanding.

6.       Acquisitions and Sale of Assets

On February 28, 1999, the Company completed the acquisition of Prism Communications Services, Inc. for a cash purchase price of approximately $53 million, of which approximately $45 million was paid in fiscal 1999. Prism is an integrated communications provider of dedicated high-speed connectivity and other services to small businesses, telecommuters and the other power users.

The Prism acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Prism from the period February 28, 1999 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment when additional information concerning asset and liability valuations is finalized.

The excess of cost over the estimated fair value of net assets acquired was approximately $61 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The following selected, unaudited pro forma data is presented to provide a summary of the combined results of the Company and Prism as if the acquisition had been made as of the beginning of fiscal 1999. The effect of the acquisition on the three and six months ended March 31, 1998 is not material and, accordingly, has been excluded from the pro forma presentation (in millions except per share data):

                                      Three Months ended    Six Months ended
                                       March 31, 1999        March 31, 1999
                                       --------------        --------------
    Total revenue                         $   949              $   1,870
     Net loss                                 (68)                   (33)
    Net loss per common share
        Basic                             $ (0.45)             $   (0.22)
        Diluted                           $ (0.45)             $   (0.22)



The selected, unaudited pro forma data is for informational purposes only and may not necessarily reflect the results of operations had the companies operated as one for the three-and six-month periods ending March 31, 1999. No effect has been given for synergies, if any, that may be realized through the acquisition.

On March 24, 1999, the Company announced a major shift in corporate strategy, including focusing on high-margin service businesses and shedding low-margin businesses, including its mainframe leasing and vendor lease portfolios and its medical refurbishing business. In conjunction with this repositioning, the Company recorded a one-time pre-tax charge of $150 million, $96 million after tax, or approximately $0.63 per share, in the quarter ended March 31, 1999. The components of the pre-tax charge included $100 million associated with the Company's plan to exit the mainframe residual leasing business, $20 million to exit the medical refurbishing business and $30 million associated with the realignment of the Company's services businesses. On May 3, 1999, the Company announced it had reached an agreement in principle to sell its mainframe computer leasing portfolio to IBM Credit Corporation. Comdisco expects the transaction to conclude in its third fiscal quarter (ending June 30, 1999), pending the execution of definitive agreements and receipt of regulatory approval. The Company is currently negotiating with a third party for the sale of the medical refurbishing business.

Comdisco, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Forward Looking Statements
--------------------------
Certain statements herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, those risk factors set forth generally throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and specifically under "Risk Factors that May Affect Future Results" and should be read in conjuction with the Company's Annual Report on Form 10-K dated December 20, 1998 and filed with the Securities and Exchange Commission on December 30, 1998, under Business-Forward-Looking Information which is incorporated herein by reference.

Net Earnings
------------
Net earnings (loss) available to common stockholders (hereinafter referred to as "net earnings (loss)") for the three months ended March 31, 1999 was a net loss of $56 million, or $.37 per share, as compared to net earnings of $37 million, or $.23 per share, for the three months ended March 31, 1998. Net loss for the six months ended March 31, 1999 was $18 million, or $.12 per share, as compared to net earnings of $71 million, or .44 per diluted common share, in the year earlier period. The net loss for the three and six months ended March 31, 1999 was due to $150 million of pre-tax charges related to the divestiture of low-margin businesses and the realignment of the Company's service businesses (see "Business" for a discussion of this pre-tax charge). Excluding the charges, net earnings for the three and six months ended March 31, 1999 were $40 million, or $.25 per diluted common share, and $78 million, or $.49 per diluted common share, respectively. For the quarter ended March 31, 1999, the acquisition of Prism (as defined and described in "Business") reduced net earnings by $2 million, or $.01 per diluted common share. Excluding the charges, the increase in net earnings in the current periods compared to the year earlier periods is due to remarketing activities.

Business
--------
On March 24, 1999, the Company announced a major shift in corporate strategy, including focusing on high-margin service businesses and shedding low-margin businesses, including its mainframe leasing portfolio and vendor lease portfolio.

As part of this strategy, the Company finalized the acquisition of Prism Communication Services, Inc. ("Prism") during the quarter ended March 31, 1999. Prism is developing a high-speed, always-on digital network, which will provide customers with leading-edge connectivity. Prism markets its services to enterprise customers to provide employees with high-speed remote access to their Local Area Network to improve employee productivity and reduce operating costs, adn to consumer end users. Prism's services are provided over standard copper telephone lines at speeds significantly faster that the speed available through a 56.6 Kilobits per second modem. Prism introduced its services in New York City area in January 1999.

The industry in which the Company operates is evolving, and the Company's business is becoming more service oriented, with the business driven by the Company's service capabilities. Accordingly, Comdisco has realigned to focus on technology services, which include continuity, network, lifecycle management services, and Prism, and on global leasing businesses in high-margin areas such as electronics, communications, medical, laboratory and scientific and venture leasing.

In conjunction with its repositioning, the Company recorded a one-time pre-tax charge of $150 million, $96 million after tax, or approximately $0.64 per share, in the quarter ended March 31, 1999. The components of this pretax charge include $100 million associated with the Company's plans to exit the mainframe residual leasing business, $20 million to exit the medical refurbishing business and $30 million associated with a realignment of the service businesses. On May 3, 1999, the Company announced it had reached an agreement in principle to sell its mainframe computer leasing portfolio to IBM Credit Corporation. The Company anticipates closing on the sale, subject to the execution of a definitive agreement and regulatory approval, during the third fiscal quarter ending June 30, 1999. The Company is negotiating with a third party for the sale of the medical refurbishing business.

Cost of equipment placed on lease was $689 million during the quarter ended March 31, 1999. This compares to cost of equipment placed on lease of $783 million and $797 million during the quarters ended March 31, 1998 and December 31, 1998, respectively. During the six months ended March 31, 1999 and 1998, cost of equipment placed on lease totaled $1.5 billion. Diversified technology services had worldwide cost of equipment placed on lease of $181 million and $397 million in the three and six months ended March 31, 1999, respectively, compared to $220 million and $401 million in the year earlier periods. See below for a discussion of remarketing and "Risk Factors that May Affect Future Results" for a discussion of large system leasing.

In addition to originating new equipment lease financing, the Company remarkets used equipment from its lease portfolio. Remarketing is the sale or re-lease of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Remarketing activities are comprised of earnings from follow-on leases and gross profit on equipment sales. Remarketing activity, an important factor in quarterly earnings, increased in the current quarter as compared to both the first quarter of fiscal 1999 and fourth quarter of fiscal 1998. Remarketing activity will continue to be an important contributor to quarterly earnings in the near and long term because of the size of the Company's lease portfolio, net of the mainframe equipment, and in the residual leasing business for communication, electronics, medical, laboratory and scientific equipment.

The Company's technology services attained record revenues in the first quarter of fiscal 1999, however, higher costs, primarily associated with higher personnel costs and continued investment in new service development, negatively impacted margins on the Company's technology services business. Costs associated with the development and implementation of the Company's network services infrastructure had a negative impact on the network services earnings contribution. Technology services had pretax earnings of $20 million in the quarter ended March 31, 1999. This compares to pretax earnings of $20 million in the quarter ended March 31, 1998 and $18 million in the quarter ended December 31, 1998. Revenue from continuity contracts, which is recognized monthly during the noncancelable continuity contract and is therefore recurring and predictable, was approximately $80 million, $75 million and $80 million during the three months ended March 31, 1999 and 1998, and December 31, 1998, respectively, representing approximately 64%, 68% and 68% of technology services revenue. Based on transactions in process at March 31, 1999, the Company anticipates its network services as well as its desktop management services to have a positive impact on the Company's pretax earnings in fiscal 1999, primarily beginning in the third quarter of fiscal 1999. Included in the $150 million pretax charge (as discussed above), is $30 million associated with the realignment of the Company's service businesses, including costs associated with the relocation of its network management centers and consolidation and reconfiguration of some of its continuity services facilities worldwide. See "Risk Factors That May Affect Future Results" for a discussion of the factors that may affect earnings contributions from services.


Three months ended March 31, 1999
---------------------------------
Total revenue for the three months ended March 31, 1999 was $949 million, compared to $777 million, in the prior year quarter and $921 million in the quarter ended December 31, 1998. The increase in the current quarter compared to the prior year quarter was primarily due to higher total leasing revenue, principally from sales-type leases, and higher revenue from continuity services and sales. Total leasing revenue of $743 million for the quarter ended March 31, 1999 represented an increase of 31% compared to the year earlier period. Sales-type revenue increased 165% compared to the year earlier quarter,
reflecting  the  Company's   emphasis  on  and  the  importance  of  remarketing
activities.

Operating lease revenue minus operating lease cost was $100 million, or 19.7% of operating lease revenue (collectively, the "Operating Lease Margin"), and $90 million, or 19.8% of operating lease revenue, in the three months ended March 31, 1999 and 1998, respectively. The Operating Lease Margin was $101 million, or 19.0% in the quarter ended December 31, 1998. The Company expects the Operating Lease Margin to be at approximately current levels throughout fiscal 1999, depending on the mix of equipment leased and product announcements by manufacturers. See "Risk Factors that May Affect Future Results" for a discussion of factors that could affect the Operating Lease Margin.

Revenue from sales, which includes remarketing by selling and buy/sell activities, totaled $67 million in the second quarter of fiscal 1999 compared to $84 million in the year earlier quarter. Margins on sales were 12% and 13% in the quarters ended March 31, 1999 and 1998, respectively.

Revenue from technology services for the three months ended March 31, 1999 and 1998 was $125 million and $110 million, respectively, a 14% increase. Cost of continuity and network services activities for the three months ended March 31, 1999 was $105 million and $90 million, respectively, a 17% increase.

Other revenue for the three months ended March 31, 1999 and 1998 was $14 million and $15 million, respectively. Revenue from the sale of equity positions held as a result of the Company's lease and other financing transactions with early-stage high technology companies was $10 million and $5 million in the quarters ended March 31, 1999 and 1998, respectively.

Total costs and expenses for the quarter ended March 31, 1999 were $1,037 million compared to $719 million in the prior year period. The increase in the current year quarter is due to the $150 million pre-tax charge. Excluding the charge, the increase in total costs and expenses is primarily due to increased leasing costs, primarily related to increasing operating lease revenue and sales-type lease revenue.

Selling, general and administrative expenses totaled $73 million in the quarter ended March 31, 1999 compared to $61 million in the quarter ended March 31, 1998 and $69 million in the quarter ended December 31, 1998. The principal reason for the increase in the current year quarter compared to the year earlier period is increased personnel costs, primarily in marketing and related support services and in data processing. The Company expects selling, general and administrative expenses to increase throughout fiscal 1999 as the Company continues to invest in its infrastructure to increase revenue and support the increase in business volume.

Interest expense for the three months ended March 31, 1999 totaled $87 million in comparison to $83 million in the quarter ended March 31, 1998 and $84 million in the quarter ended December 31, 1998. The increase in the current quarter compared to the year earlier quarter is due to higher average daily borrowings resulting primarily from increased leased assets compared to the year earlier period.

Six Months Ended March 31, 1999
-------------------------------
Total revenue was $1.9 billion and $1.5 billion for the six months ended March 31, 1999 and 1998, respectively. Total leasing revenue of $1.5 billion for the six months ended March 31, 1999, represented an increase of 29% compared to the year earlier period.

Revenue from sales, which includes remarketing and buy/sell activities, totaled $125 million for the six months ended March 31, 1999 compared to $135 million in the year earlier period. Sales from distributed systems equipment, which generally have higher margins as compared to large system sales, decreased in the current year period compared to the year earlier period. Margins on sales were 13% and 16% in the six months ended March 31, 1999 and 1998, respectively.

The Operating Lease Margin was $201 million, or 19.4% of operating lease revenue, and $179 million, or 19.8% of operating lease revenue, in the six months ended March 31, 1999 and 1998, respectively. Lower margins on large systems transactions has resulted in lower margins on leasing, particularly for operating leases.

Selling, general and administrative expenses totaled $142 million and $123 million for the six months ended March 31, 1999 and 1998, respectively. The principal reason for the increase in the current year period compared to the year earlier period is increased personnel costs, primarily in marketing and related support services and in data processing.

Interest expense was $171 million for the six months ended March 31, 1999 as compared to $164 million for the year earlier period. The increase in interest expense is primarily due to higher average daily borrowings offset by lower interest rates.

Financial Condition
-------------------
The Company's current financial resources and estimated future cash flows from operations are considered adequate to fund anticipated growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or where appropriate or cost effective, by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the six months ended March 31, 1999 and 1998 was $1.4 billion. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio. The Company expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.

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

Earnings Contributions from Leasing: Lower margins on large systems transactions (mainframes and related peripherals, including DASD and tape drives) has resulted in lower margins on leasing, particularly for operating leases for the three and six months ended March 31, 1999 compared to the year earlier periods. Although the Company has reached an agreement in principle to sell its mainframe residual leasing business, which may have a positive impact on leasing margins in future quarters, the market for leasing and services is characterized by rapid technological developments, evolving customer demands and frequent new product announcements and enhancements. Failure to anticipate or adapt to new technological developments or to recognize changing market conditions could adversely affect the Company's business, including its lease volume, leasing revenue and earnings contributions from leasing.

Furthermore, not withstanding the sale of the mainframe lease portfolio, remarketing has been and will continue to be an important factor in determining quarterly earnings. To meet earnings goals for fiscal 1999, remarketing contributions, primarily for it's the Company's Diversified Technology Services division and for its communications and desktop equipment leasing businesses, have to be at or above the level achieved in fiscal 1998. Quarterly operating results depend substantially upon the remarketing transactions within the quarter, which are difficult to forecast accurately. While the Company is devoting resources to its remarketing activities, there can be no assurance that the Company will achieve the appropriate level of activity necessary to meet or match the Company's prior and desired operating results.

The costs to address the Year 2000 issues may have a negative impact on equipment volume in fiscal 1999 if customers defer other IT projects due to the Year 2000 efforts or if Year 2000 remediation costs increase as a percentage of the total IT budget, thereby reducing capital expenditures on new technology.

Earnings Contributions from Services: As a result of the evolving nature of its services business, particularly the emerging desktop management and managed network services, the Company has limited meaningful historical data in which to base its planned operating expenses. Accordingly, a significant portion of the company's expense levels (investment in continuity facilities and hardware, consultants, experts and back office personnel) are based in part on its expectations as to future services revenues, and are, to a large extent, fixed. Conversely, the Company's revenue base has become more diverse with the growth of other technology services revenue, and therefore less recurring and less predictable than in prior years. To attain its services earnings contribution goals for fiscal 1999, the Company will have to expand its contract subscription base (through new contract signings and contract renewals), increase its revenues from other technology services, develop, promote and sell additional service products, such as advanced recovery services, availability options, remote computing services and web hosting, and contain costs. In addition, there can be no assurance that the Company will be able to maintain and/or increase its margins on technology services in fiscal 1999.

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

Prism: Prism is a start up company that has incurred operating losses since inception and the Company expects that Prism's operating losses will continue to increase as it introduces its services throughout New York City and the Northeast corridor. In addition, Prism will require additional capital to support its data network, to expand its services, to increase its sales and marketing efforts and to support the company's growth. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition could be adversely affected. There can be no assurance that in the future Prism will be profitable on a quarterly or annual basis.

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

Other Factors: The Company has made loans to and equity investments in various privately-held companies. These companies typically are in an early stage of development and may be expected to incur substantial losses. Any investments in such companies may not result in any return, nor can there be any assurance as to the timing of any such return, or that the Company may lose its entire investment and/or principal balance.

Other uncertainties include continued business conditions, trend of movement to client/server environment, competition, including competition from other technology service providers, reductions in technology budgets and related spending plans, price competition from other technology service providers, and the Year 2000 readiness of the company's customers, suppliers and business partners.

Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

The  Company   undertakes  no  obligation  to  publicly  update  or  revise  any forward-looking statements whether as a result of new information, further events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk during the six months ended March 31, 1999. For additional information, refer to page 37 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1998.

Part II   Other Information


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit No.                          Description of Exhibit
     -----------                   -------------------------------

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

       4.02 Indenture Agreement between Registrant and The Fuji Bank and Trust Company, as Trustee, dated as of December 15, 1998

                               Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated January 19, 1999, as filed with the Commission on January 21, 1999, File No. 1-7725, the copy of the Indenture dated as of December 15 1998 between the Registrant and The Fuji Bank and Trust Company, as Trustee (said Indenture defines certain rights of security holders).

     Exhibit No.                    Description of Exhibit
     -----------                 --------------------------

       11.00          Computation of Earnings Per Share

       12.00          Ratio of Earnings to Fixed Charges

       27.00          Financial Data Schedule

       99.00          Year 2000 Readiness Disclosure

                               Incorporated   by  reference  to  the   Company's
                               Current Report on Form 8-K filed April 16, 1999, File No. 1-7725.


b)  Reports on Form 8-K:


                 On April 23, 1999, the Company filed a current report on Form 8-K, dated April 19, 1999, reporting Item 7. Financial Statements and Exhibits. The filing contained exhibits relating to the Company's 5.95% Senior Notes due April 30, 2002.

                 On April 16, 1999, the Company filed a current report on Form 8-K, dated April 16, 1999, reporting Item 7. Other Events. The filing contained information relating to the Company's Year 2000 Readiness.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                COMDISCO, INC.

                                                Registrant






Date:  May 14, 1999                             /s/John J. Vosicky
                                                -------------------
                                                John J. Vosickey
                                                Executive Vice President
                                                and Chief Financial Officer
                                      -20-