Form 10-Q
period 1999-06-30
COMDISCO INC
filed 1999-07-30
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q
                       ----------------------------------

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended June 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
        For the transition period from _______________ to _______________


                          Commission file number 1-7725

                I.R.S. Employer Identification Number 36-2687938

--------------------------------------------------------------------------------
                                 COMDISCO, INC.
--------------------------------------------------------------------------------

                            (a Delaware Corporation)
                              6111 North River Road
                            Rosemont, Illinois 60018
                            Telephone: (847) 698-3000


                                Name of each                  Number of shares
Title of                        exchange on                  outstanding as of
each class                    which registered                 June 30, 1999

Common stock,                 New York Stock Exchange           153,139,853
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

    Consolidated Statements of Earnings and Retained Earnings --
      Three and Nine Months Ended June 30, 1999 and 1998.......................3

    Consolidated Balance Sheets --
      June 30, 1999 and September 30, 1998.....................................4

    Consolidated Statements of Cash Flows --
      Nine Months Ended June 30, 1999 and 1998.................................5

    Notes to Consolidated Financial Statements.................................7

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations......................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........15


PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K....................................16


SIGNATURES....................................................................18

PART I. FINANCIAL INFORMATION
Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED) (in millions except per share data)
For the Three and Nine Months Ended June 30, 1999 and 1998

                                                              Three Months Ended     Nine Months Ended
                                                              1999        1998       1999       1998
                                                              ----        ----       ----       ----

Revenue
Leasing
   Operating .................................                $   443    $   483    $ 1,481    $ 1,386
   Direct financing ..........................                     45         41        131        122
   Sales-type ................................                     91         69        442        231
                                                              -------    -------    -------    -------
      Total leasing ..........................                    579        593      2,054      1,739

Sales ........................................                    565        106        690        241
   Technology services .......................                    133        107        376        321
   Other .....................................                     25         11         55         37
                                                              -------    -------    -------    -------
      Total revenue ..........................                  1,302        817      3,175      2,338
                                                              -------    -------    -------    -------

Cost and expenses
   Leasing
   Operating .................................                    358        390      1,195      1,114
   Sales-type ................................                     53         43        337        149
                                                              -------    -------    -------    -------
       Total leasing .........................                    411        433      1,532      1,263

Sales ........................................                    553         88        662        202
Technology services ..........................                    112         91        317        267
Selling, general and administrative ..........                     77         62        219        185
Interest .....................................                     82         81        253        245
Other ........................................                     11         --        164         --
                                                              -------    -------    -------    -------
       Total costs and expenses ..............                  1,246        755      3,147      2,162
                                                              -------    -------    -------    -------

Earnings before income taxes .................                     56         62         28        176
Income taxes .................................                     20         22         10         63
                                                              -------    -------    -------    -------
Net earnings  before preferred dividends .....                     36         40         18        113
Preferred dividends ..........................                     --         --         --         (2)
                                                              -------    -------    -------    -------
Net earnings  to common stockholders .........                $    36    $    40    $    18    $   111
                                                              =======    =======    =======    =======

Retained earnings at beginning of period .....                $ 1,075    $ 1,029    $ 1,101    $   965
Net earnings  to common stockholders .........                     36         40         18        111
Cash dividends paid on common stock ..........                     (4)        (5)       (12)       (12)
                                                              -------    -------    -------    -------
                                                              $ 1,107    $ 1,064    $ 1,107    $ 1,064
                                                              =======    =======    =======    =======

Net earnings per common share:
      Earnings per common share--basic .......                $   .23    $   .26    $   .12    $   .73
                                                              =======    =======    =======    =======
      Earnings per common share--diluted .....                $   .22    $   .24    $   .11    $   .68
                                                              =======    =======    =======    =======

Common shares outstanding:
     Average common shares--basic ............                    152        153        152        151
     Average common shares--diluted ..........                    164        164        162        163

     See accompanying notes to consolidated financial statements

Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)

                                                        June 30,   September 30,
                                                         1999          1998
                                                      (unaudited)    (audited)

ASSETS
Cash and cash equivalents ..........................  $    39      $    63
Cash - legally restricted ..........................       87           30
Receivables, net ...................................      760          340
Inventory of equipment .............................      142          165
Leased assets:
  Direct financing and sales-type ..................    2,027        1,779
  Operating (net of accumulated depreciation) ......    3,437        4,121
                                                      -------      -------
  Net leased assets ................................    5,464        5,900
Buildings, furniture and other, net ................      209          137
Other assets .......................................      594          428
                                                      -------      -------
                                                      $ 7,295      $ 7,063
                                                      =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable ......................................  $ 1,007      $ 1,121
Term notes payable .................................      550          550
Senior notes................ .......................    3,252        2,768
Accounts payable ...................................      195          308
Income taxes .......................................      320          333
Other liabilities ..................................      480          408
Discounted lease rentals ...........................      512          596
                                                      -------      -------
                                                        6,316        6,084
                                                      -------      -------

Stockholders' equity:
 Preferred stock $.10 par value
    Authorized 100,000,000 shares: .................       --           --
 Common stock $.10 par value
    Authorized 750,000,000 shares
     issued 223,007,939 shares
    (221,657,318 at September 30, 1998) ............       22           22
 Additional paid-in capital ........................      295          257
 Accumulated other comprehensive income ............      (13)         (13)
 Retained earnings .................................    1,107        1,101
                                                      -------      -------
                                                        1,411        1,367
 Common stock held in treasury, at cost ............     (432)        (388)
                                                      -------      -------
   Total stockholders' equity ......................      979          979
                                                      -------      -------
                                                      $ 7,295      $ 7,063
                                                      =======      =======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)

Nine Months Ended June 30, 1999 and 1998

Increase (decrease) in cash and cash equivalents:

                                                                               1999      1998
                                                                             -------   -------

Cash flows from operating activities:
  Operating lease and other leasing receipts ............................   $ 1,527    $ 1,500
  Direct financing and sales-type leasing receipts ......................       722        732
  Sale of direct financing and sales-type receivables ...................        --         77
  Leasing costs, primarily rentals paid .................................       (14)       (15)
  Sales .................................................................       447        201
  Sales costs ...........................................................      (110)      (105)
  Technology services receipts ..........................................       357        298
  Technology services costs .............................................      (271)      (213)
  Other revenue .........................................................        69         37
  Other expense .........................................................       (14)        --
  Selling, general and administrative expenses ..........................      (220)      (190)
  Interest ..............................................................      (254)      (236)
  Income taxes ..........................................................        (1)       (54)
                                                                            -------    -------
     Net cash provided by operating activities ..........................     2,238      2,032
                                                                            -------    -------

Cash flows from investing activities:
  Equipment purchased for leasing .......................................    (2,159)    (2,235)
  Investment in continuity and network services facilities ..............       (71)       (57)
  Acquisition ...........................................................       (45)        --
  Purchase of property and equipment ....................................       (54)        --
  Other investing activities ............................................      (238)       (35)
                                                                            -------    -------
     Net cash used in investing activities ..............................    (2,567)    (2,327)
                                                                            -------    -------

Cash flows from financing activities:
  Discounted lease proceeds .............................................       274        223
  Net increase (decrease) in notes payable ..............................      (114)       168
  Issuance of term notes and senior notes ...............................     1,145        692
  Maturities and repurchases of term notes and senior  notes ............      (644)      (414)
  Principal payments on secured debt ....................................      (258)      (320)
  Decrease (increase)  in legally restricted cash .......................       (57)        16
  Preferred stock redeemed ..............................................        --        (68)
  Common stock purchased and placed in treasury .........................       (58)       (84)
  Dividends paid on common stock ........................................       (11)       (11)
  Stock Incentive Plan ..................................................        --        109
  Dividends paid on preferred stock .....................................        --         (2)
  Other .................................................................        26         16
                                                                            -------    -------
     Net cash provided by financing activities ..........................       305        325
                                                                            -------    -------
Net increase (decrease)  in cash and cash equivalents ...................       (24)        30
Cash and cash equivalents at beginning of period ........................        63         37
                                                                            -------    -------
Cash and cash equivalents at end of period ..............................   $    39    $    67
                                                                            =======    =======

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)

Nine Months Ended June 30, 1999 and 1998


                                                                           1999       1998
                                                                           ----       ----

Reconciliation of net earnings to net cash
provided by operating activities:
Net earnings .......................................................    $    18    $   113

Adjustments to reconcile net earnings to net cash provided by operating activities:

   Leasing costs, primarily
      depreciation and amortization ................................      1,517      1,249
   Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals ................        195        492
   Sale of direct financing and sales-type receivables .............         --         77
   Cost of sales ...................................................        584         70
   Sales revenue ...................................................       (306)        --
  Technology services costs, primarily
      depreciation and amortization ................................         46         54
   Interest ........................................................         --          9
   Income taxes ....................................................          9          9
   Other expense ...................................................        150         --
   Other - net .....................................................         25        (41)
                                                                        -------    -------
               Net cash provided by operating activities ...........    $ 2,238    $ 2,032
                                                                        =======    =======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1999 and 1998

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

Certain reclassifications have been made in the 1998 financial statements to conform to the 1999 presentation.

2.       Notes Receivable and Equity Investments

The Company provides loans to and invests in equity instruments of privately-held companies in networking, communications, software and Internet based industries. Loans are included in receivables on the balance sheet. Investments are included in other assets and are accounted for under the cost method. Interest income on loans is recorded in the statement of earnings as direct financing income. For non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. At June 30, 1999, the Company had approximately $267 million in loans and $38 million in equity instruments. At September 30, 1998, the Company had approximately $65 million in loans and $22 million in equity instruments. During 1999, certain of these equity instruments became available-for-sale securities when the investees completed initial public offerings.

Notes receivable at June 30, 1999 includes $195 million note in connection with the sale of the Company's mainframe leasing portfolio.

Available-for-sale securities are carried at fair value as of June 30, 1999, based on quoted market prices, net of a market value discount to reflect the remaining restrictions on transferability on certain of these securities. A net unrealized holding gain of $35 million, net of deferred income taxes of $20 million, has been reflected in the equity section of the consolidated balance sheet based on the change in market value of the available-for-sale securities from dates of acquisition to June 30, 1999.

3.       Interest-Bearing Liabilities

At June 30, 1999, the Company had $1.6 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities.

The average daily borrowings outstanding during the nine months ended June 30, 1999 were approximately $5.4 billion, with a related weighted average interest rate of 6.24%. This compares to average daily borrowings during the first nine months of fiscal 1998 of approximately $4.8 billion, with a related weighted average interest rate of 6.59%.

4.       Senior Notes

On October 9, 1998 the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for a shelf offering of up to $1.5 billion of senior debt securities on terms to be set at the time of each sale (the "1998 Shelf"). On January 19, 1999, the Company designated $600 million of senior debt securities as "Medium-Term Notes, Series H" under the 1998 Shelf, of which $549 million remain available for issuance as of June 30, 1999. Pursuant to the 1998 Shelf, the Company, on January 26, 1999, also issued $350 million of 6.0% Senior Notes due January 30, 2002, and, on April 21, 1999, $350 million of 5.95% Notes due April 30, 2002. The Company plans to continue to be active in issuing senior debt during fiscal 1999, primarily to support the anticipated growth of the leased assets and, where appropriate, to refinance maturities of interest-bearing liabilities.

5.       Stockholders' Equity

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130-Reporting Comprehensive Income, which requires presentation of comprehensive earnings (net earnings (loss) plus all changes in net assets from non-owner sources) and its components in the financial statements.

Other comprehensive earnings (loss) consists of the following:


                                            Three months ended Nine months ended
                                                   June 30,         June 30,
                                                 1999    1998    1999      1998
                                                 ----    ----    ----      ----

Foreign currency translation adjustments ....   $ (10)   $   1   $ (35)   $ (12)
Change in net unrealized gains and
 losses on marketable securities ............      35       --      54       --
Income tax ..................................      13       --      19       --
                                                -----    -----   -----    -----
Other comprehensive (loss) ..................      12        1      --      (12)
                                                -----    -----   -----    -----
Net earnings ................................      36       40      18      111
                                                -----    -----   -----    -----
Total comprehensive income ..................   $  48    $  41   $  18    $  99
                                                =====    =====   =====    =====

On July 27, 1999 the Board of Directors declared a quarterly cash dividend of $.025 per common share to be paid on September 13, 1999 to holders of record on August 13, 1999.

During the quarter ended June 30, 1999, the Company purchased 1,233,700 shares of its common stock at an aggregate cost of approximately $25 million. During the nine months ended June 30, 1999, the Company purchased 3,540,900 shares of its common stock at an aggregate cost of approximately $58 million.

On July 13, 1998 the Company redeemed all outstanding shares of the Series B Preferred Stock (824,000 shares) at the redemption price of $25, plus accrued and unpaid dividends.

On February 2, 1998, the Company announced that 106 senior managers of the Company purchased over six million shares of the Company's common stock for approximately $109 million. Under the voluntary program, the senior managers took out full recourse, personal loans to purchase the shares. The Company has guaranteed repayment of the loans in the event of default. The purchased shares represented over 4% of the then current total shares outstanding.

6.       Acquisitions and Sale of Assets

On February 28, 1999, the Company completed the acquisition of Prism Communications Services, Inc. for a cash purchase price of approximately $53 million, of which approximately $45 million was paid in fiscal 1999. Prism is an integrated communications provider of dedicated high-speed connectivity and other services to small businesses, telecommuters and other power users.

The Prism acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Prism from February 28, 1999 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their estimated fair values, and are subject to adjustment when additional information concerning asset and liability valuations is finalized.

The excess of cost over the estimated fair value of net assets acquired was approximately $61 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The following selected, unaudited pro forma data is presented to provide a summary of the combined results of the Company and Prism as if the acquisition had been made as of the beginning of fiscal 1999. The effect of the acquisition on the nine months ended June 30, 1998 is not material and, accordingly, has been excluded from the pro forma presentation (in millions except per share data):

                                                         Nine Months ended
                                                            June 30, 1999
                                                         -----------------
              Total revenue                                    $3,176
              Net loss                                             (4)
              Net loss per common share
                       Basic                                   $(0.03)
                       Diluted                                 $(0.03)



The selected, unaudited pro forma data is for informational purposes only and may not necessarily reflect the results of operations had the companies operated as one for the three-and nine-month periods ending June 30, 1999. No effect has been given for synergies, if any, that may be realized through the acquisition. In addition, the Company expects to expand its network within existing and into new regions, which will required significant capital expenditures as well as sales and marketing expenditures. Accordingly, the Company expects to incur substantial and increasing operating expenses and net losses from Prism operations for at least the next few years.

On March 24, 1999, the Company announced a major shift in corporate strategy, including focusing on high-margin service businesses and shedding low-margin businesses, including its mainframe leasing and vendor lease portfolios and its medical refurbishing business. In conjunction with this repositioning, the Company recorded a one-time pre-tax charge of $150 million, $96 million after tax, or approximately $0.63 per share, in the quarter ended March 31, 1999. The components of the pre-tax charge included $100 million associated with the Company's plan to exit the mainframe residual leasing business, $20 million to exit the medical refurbishing business and $30 million associated with the realignment of the Company's services businesses. On May 3, 1999, the Company announced it had reached an agreement in principle to sell its mainframe computer leasing portfolio. The sale of the mainframe portfolio and the sale of the medical refurbishing business were both concluded in the fiscal quarter ended June 30, 1999.

Comdisco, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Forward Looking Statements
--------------------------
Certain statements herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, those risk factors set forth generally throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and specifically under "Risk Factors that May Affect Future Results" and should be read in conjunction with the Company's Annual Report on Form 10-K dated December 20, 1998 and filed with the Securities and Exchange Commission on December 30, 1998, under Business-Forward-Looking Information which is incorporated herein by reference, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

Net Earnings
------------
Net earnings available to common stockholders (hereinafter referred to as "net earnings") for the three months ended June 30, 1999 were $36 million, or $.22 per common share, as compared to $40 million, or $.24 per common share, for the three months ended June 30, 1998. For the quarter ended June 30, 1999, Prism (as defined and described in "Business") reduced net earnings by $7 million, or $.04 per diluted common share. Excluding the impact of Prism, the increase in net earnings in the three months ended June 30, 1999 compared to the year earlier period is due to remarketing activities.

Net earnings for the nine months ended June 30, 1999, were $18 million, or $.11 per common share, as compared to $111 million, or $.68 per common share, for the year earlier period. The decrease in net earnings for the nine months ended June 30, 1999 compared to the year earlier period was due to $150 million of pre-tax charges related to the divestiture of low-margin businesses and the realignment of the Company's service businesses (see "Business" for a discussion of this pre-tax charge) and Prism, which reduced net earnings by $9 million, or .05 per diluted common share. Excluding the charges and Prism, net earnings for the nine months ended June 30, 1999 were $123 million, or $.76 per diluted common share. Excluding the charges and Prism, the increase in net earnings in the nine months ended June 30, 1999 compared to the year earlier period is due to remarketing activities.

Business
--------
On March 24, 1999, the Company announced a major shift in corporate strategy, including focusing on high-margin service businesses and shedding low-margin businesses, including its mainframe leasing portfolio and medical refurbishing business.

The Company finalized the acquisition of Prism Communication Services, Inc. ("Prism") during the quarter ended March 31, 1999. Prism is building out a high-speed, always-on digital network, which will provide customers with leading-edge connectivity. Prism markets its services to enterprise customers to provide employees with high-speed remote access to their Local Area Network to improve employee productivity and reduce operating costs, and to consumer end users. Prism's services are provided over standard copper telephone lines at speeds significantly faster that the speed available through a 56.6 Kilobits per second modem. Prism introduced its services in the New York City area in January 1999.

The industry in which the Company operates is evolving, and the Company's business is becoming more service oriented, with the business driven by the Company's service capabilities. Accordingly, Comdisco has realigned to focus on technology services, which include continuity, network, lifecycle management services, and Prism, and on global leasing businesses in historically high-margin areas such as electronics, communications, medical, laboratory and scientific and venture leasing.

In conjunction with its repositioning, the Company recorded a one-time pre-tax charge of $150 million, $96 million after tax, or approximately $0.63 per share, in the quarter ended March 31, 1999. The components of this pretax charge include $100 million associated with the Company's plans to exit the mainframe residual leasing business, $20 million to exit the medical refurbishing business and $30 million associated with a realignment of the service businesses.. On May 3, 1999, the Company announced it had reached an agreement in principle to sell its mainframe computer leasing portfolio (hereinafter referred to as the "Sale"). The Sale and the sale of the medical refurbishing business were both concluded in the fiscal quarter ended June 30, 1999.

Cost of equipment placed on lease was $657 million during the quarter ended June 30, 1999. This compares to cost of equipment placed on lease of $905 million and $689 million during the quarters ended June 30, 1998 and March 31, 1999, respectively. During the nine months ended June 30, 1999 and 1998, cost of equipment placed on lease totaled $2.1 billion and $2.4 billion, respectively. Diversified technology services had worldwide cost of equipment placed on lease of $88 million and $398 million in the three and nine months ended June 30, 1999, respectively, compared to $282 million and $628 million in the year earlier periods. See below for a discussion of remarketing and "Risk Factors that May Affect Future Results" for a discussion of leasing.

In addition to originating new equipment lease financing, the Company remarkets used equipment from its lease portfolio. Remarketing is the sale or re-lease of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Remarketing activities are comprised of earnings from follow-on leases and gross profit on equipment sales. Remarketing activity, an important factor in quarterly earnings, increased in the current quarter as compared to both the second quarter of fiscal 1999 and the third quarter of fiscal 1998. Remarketing activity will continue to be an important contributor to quarterly earnings in the near and long term because of the size of the Company's lease portfolio, net of the mainframe equipment, and in the residual leasing business for communication, electronics, medical, laboratory and scientific equipment.

The Company's technology services attained record revenues in the third quarter of fiscal 1999, however, higher costs, primarily associated with higher personnel costs and continued investment in new service development, negatively impacted margins on the Company's technology services business. Costs associated with the development and implementation of the Company's network services infrastructure had a negative impact on the network services earnings contribution. Technology services had pretax earnings of $21 million in the quarter ended June 30, 1999. This compares to pretax earnings of $16 million in the quarter ended June 30, 1998 and $20 million in the quarter ended March 31, 1999. Revenue from continuity contracts, which is recognized monthly during the noncancelable continuity contract and is therefore recurring and predictable, was approximately $82 million, $72 million and $80 million during the three months ended June 30, 1999 and 1998, and March 30, 1999, respectively, representing approximately 62%, 67% and 64% of technology services revenue. Based on transactions in process at June 30, 1999, the Company anticipates its network services as well as its desktop management services should have a positive impact on the Company's pretax earnings in the fourth quarter of fiscal 1999. Included in the $150 million pretax charge (as discussed above), is $30 million associated with the realignment of the Company's service businesses, including costs associated with the relocation of its network management centers and consolidation and reconfiguration of some of its continuity services facilities worldwide. See "Risk Factors That May Affect Future Results" for a discussion of the factors that may affect earnings contributions from services.


Three months ended June 30, 1999
--------------------------------
Total revenue for the three months ended June 30, 1999 was $1,302 million compared to $817 million in the prior year quarter and $949 million in the quarter ended March 31, 1999. The increase in the current quarter compared to the prior year quarter was primarily due to the Sale, which increased sales revenue by $485 million and decreased leasing revenue by $60 million. Total leasing revenue of $579 million for the quarter ended June 30, 1999 represented a decrease of 2% compared to the year earlier period. Sales-type revenue increased 32% compared to the year earlier quarter, reflecting the Company's emphasis on and the importance of remarketing activities.

Operating lease revenue minus operating lease cost was $85 million, or 19.2% of operating lease revenue (collectively, the "Operating Lease Margin"), and $93 million, or 19.3% of operating lease revenue, in the three months ended June 30, 1999 and 1998, respectively. The Operating Lease Margin was $100 million, or 19.7% in the quarter ended March 31, 1999. The Company expects the Operating Lease Margin to be at approximately current levels throughout fiscal 1999, depending on the mix of equipment leased and product announcements by manufacturers. The decrease in operating lease revenue minus operating lease cost in the quarter ended June 30, 1999 was due to the Sale. See "Risk Factors that May Affect Future Results" for a discussion of factors that could affect the Operating Lease Margin.

Sales, which includes remarketing by selling and buy/sell activities, for the three months ended June 30, 1999 and 1998 was as follows:


                                                          1999                               1998
                                            -----------------------------     -------------------------------
                                            Revenue     Expense    Margin     Revenue      Expense     Margin
                                            -------     -------    ------     -------      -------     ------

Sales.....................................  $  62       $  50         19%     $ 106        $  88          17%
Sale of mainframe portfolio...............    485         485         --         --           --          --
Sale of medical refurbishment business....     18          18         --         --           --          --
                                            -----       -----         --      -----        -----          --
                                            $ 565       $ 553          2%     $ 106        $  88          17%
                                            =====       =====         ==      =====        =====          ==


Revenue from technology services for the three months ended June 30, 1999 and 1998 was $133 million and $107 million, respectively, a 24% increase. Cost of technology services for the three months ended June 30, 1999 and 1998 was $112 million and $91 million, respectively, a 23% increase.


Other revenue for the three months ended June 30, 1999 and 1998 was $25 million and $11 million, respectively. Revenue from the sale of equity positions held as a result of the Company's lease and other financing transactions with early-stage high technology companies was $15 million and $6 million in the three months ended June 30, 1999 and 1998, respectively. In addition, in the third quarter of fiscal 1999, the Company recorded approximately $5 million of gains from the sale of equity investments owned by the Company (see Note 2 of Notes to Consolidated Financial Statements).

Total costs and expenses for the quarter ended June 30, 1999 were $1,246 million compared to $755 million in the prior year period. The increase in total costs and expenses is primarily due to the Sale, offset by decreased leasing costs, primarily related to decreased operating lease revenue resulting from the Sale.

Selling, general and administrative expenses totaled $77 million in the quarter ended June 30, 1999 compared to $62 million in the quarter ended June 30, 1998 and $73 million in the quarter ended March 31, 1999. The principal reason for the increase in the current year quarter compared to the year earlier period is increased personnel costs, primarily in marketing and related support services and in data processing. The Company expects selling, general and administrative expenses to increase throughout fiscal 1999 as the Company continues to invest in its infrastructure to increase revenue and support the increase in business volume.

Interest expense for the three months ended June 30, 1999 totaled $82 million in comparison to $81 million in the quarter ended June 30, 1998 and $87 million in the quarter ended March 31, 1999. The decrease in the current quarter compared to the second quarter of fiscal 1999 is due to lower average daily borrowings resulting from decreased leased assets resulting from the Sale.

Prism expenses included in other expense for the three months ended June 30, 1999 totaled $11 million. In connection with the expansion of Prism services within existing regions and into new regions, the Company expects to significantly increase its capital expenditures, as well as its sales and marketing expenditures, to deploy its networks and support additional end-users in those regions. Accordingly, the Company expects to incur substantial and increasing operating expenses and net losses for at least the next several years.

Nine Months Ended June 30, 1999
-------------------------------
Total revenue was $3.2 billion and $2.3 billion for the nine months ended June 30, 1999 and 1998, respectively. Total leasing revenue was $2.1 billion and $1.7 billion for the nine months ended June 30, 1999 and 1998, respectively. The increase in the current period compared to the prior year period was primarily due to the Sale, which increased sales revenue by $485 million and decreased leasing revenue by $60 million. Sales-type revenue increased 91% compared to the year earlier quarter, reflecting the Company's emphasis on and the importance of remarketing activities.

Sales for the nine months ended June 30, 1999 and 1998 was as follows:


                                                          1999                               1998
                                            -----------------------------     -------------------------------
                                            Revenue     Expense    Margin     Revenue      Expense     Margin
                                            -------     -------    ------     -------      -------     ------

Sales.....................................  $ 187       $ 159        15%      $ 241        $ 202         16%
Sale of mainframe portfolio...............    485         485        --          --           --         --
Sale of medical refurbishment business....     18          18        --          --           --         --
                                            -----       -----        --       -----        -----         --
                                            $ 690       $ 662         4%      $ 241        $ 202         16%
                                            =====       =====        ==       =====        =====         ==


Other revenue for the nine months ended June 30, 1999 and 1998 was $55 million and $37 million, respectively. Revenue from the sale of equity positions held as a result of the Company's lease and other financing transactions with early-stage high technology companies was $32 million and $18 million in the nine months ended June 30, 1999 and 1999, respectively.

The Operating Lease Margin was $286 million, or 19.3% of operating lease revenue, and $272 million, or 19.6% of operating lease revenue, in the nine months ended June 30, 1999 and 1998, respectively. The increase in lease volume, particularly during the last twelve months, coupled with lower margins on large systems transactions, has resulted in lower margins on leasing, particularly for operating leases.

Selling, general and administrative expenses totaled $219 million and $185 million for the nine months ended June 30, 1999 and 1998, respectively. The principal reason for the increase in the current year period compared to the year earlier period is increased personnel costs, primarily in marketing and related support services and in data processing.

Interest expense was $253 million for the nine months ended June 30, 1999 as compared to $245 million for the year earlier period. The increase in interest expense is primarily due to higher average daily borrowings offset by lower interest rates (see Note 3 of Notes to Consolidated Financial Statements).

Other expense totaled $164 million in fiscal 1999. In the second quarter of fiscal 1999, the Company recorded a one-time pre-tax charge of $150 million, $96 million after tax, or approximately $0.63 per share, in conjunction with its repositioning (see "Business" for a discussion of this charge). Other expense also includes Prism expenses since the acquisition date totaling $14 million.

Financial Condition
-------------------
The Company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the nine months ended June 30, 1999 and 1998 was $2.2 billion and $2.0 billion, respectively. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Company's investment in its lease portfolio. The Company expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.

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

Earnings Contributions from Leasing: Lower margins on large systems transactions (mainframes and related peripherals, including DASD and tape drives) has resulted in lower margins on leasing. Although the Company has sold its mainframe residual leasing business, which may have a positive impact on leasing margins in future quarters, the market for leasing and services is characterized by rapid technological developments, evolving customer demands and frequent new product announcements and enhancements. Failure to anticipate or adapt to new technological developments or to recognize changing market conditions could adversely affect the Company's business, including its lease volume, leasing revenue and earnings contributions from leasing.

Furthermore, notwithstanding the sale of the mainframe lease portfolio, remarketing has been and will continue to be an important factor in determining quarterly earnings. To meet earnings goals for fiscal 1999, remarketing contributions, primarily for the Company's Diversified Technology Services division and for its communications and desktop equipment leasing businesses, have to be at or above the level achieved in fiscal 1998. Quarterly operating results depend substantially upon the remarketing transactions within the quarter, which are difficult to forecast accurately. While the Company is devoting resources to its remarketing activities, there can be no assurance that the Company will achieve the appropriate level of activity necessary to meet or match the Company's prior and desired operating results.

The costs to address the Year 2000 issues may have a negative impact on equipment volume in fiscal 1999 if customers defer other IT projects due to the Year 2000 efforts or if Year 2000 remediation costs increase as a percentage of the total IT budget, thereby reducing capital expenditures on new technology.

Earnings Contributions from Services: As a result of the evolving nature of its services business, particularly the emerging desktop management and managed network services, the Company has limited meaningful historical data in which to base its planned operating expenses. Accordingly, a significant portion of the company's expense levels (investment in continuity facilities and hardware, consultants, experts and back office personnel) are based in part on its expectations as to future services revenues, and are, to a large extent, fixed. Conversely, the Company's revenue base has become more diverse with the growth of other technology services revenue, and therefore less recurring and less predictable than in prior years. To attain its services earnings contribution goals for fiscal 1999, the Company will have to meet its obligations under the agreements underlying its transactions in process at June 30, 1999, (also referred to by the Company as its "sales backlog"), expand its contract subscription base (through new contract signings and contract renewals), increase its revenues from other technology services, develop, promote and sell additional service products, such as life cycle management services, advanced recovery services, availability options, remote computing services and web hosting, and contain costs. In these and other services, the Company must successfully compete with organizations offering similar services. The Company's ability to obtain new business and realize revenue on its sales backlog depends on its ability to anticipate technological changes, develop services to meet customer requirements and achieve delivery of services that meet customer requirements. In addition, there can be no assurance that the Company will be able to maintain and/or increase its margins on technology services in fiscal 1999.

One of the impacts of the Company's changing business model is the lengthening of the sales cycle--the length of time between initial sales contact and final delivery of contracts--as compared to its traditional leasing business. This increase in sales cycle results in an increase in negotiations in progress which ultimately impacts the timing of revenue, earnings and volume recognition.

Prism: Prism is a start up company that has incurred operating losses since inception and the Company expects that Prism's operating losses will continue to increase as it introduces its services throughout New York City and the Northeast corridor. In addition, Prism will require additional capital to support its data network, to expand its services, to increase its sales and marketing efforts and to support the company's growth. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels and/or capital expenditures accordingly, the Company's business, results of operations and financial condition could be significantly affected. There can be no assurance that in the future Prism will be profitable on a quarterly or annual basis.

Economic Conditions: With respect to economic conditions, a recession can cause customers to put off new investments and increase the company's bad debt experience.

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


                                                COMDISCO, INC.

                                                Registrant






Date:  June 29, 1999                            /s/John J. Vosicky
                                                -------------------
                                                John J. Vosickey
                                                Executive Vice President
                                                and Chief Financial Officer