Form 10-K
period 1999-09-30
COMDISCO INC
filed 1999-12-22
CIK 722487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      [X] Annual Report Pursuant to Section
                          13 or 15(d) of the Securities
                          Exchange Act of 1934 For the
                         fiscal year ended September 30,
                                      1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by nonaffiliates of the Registrant as of December 1, 1999 was approximately $2,560,000,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. As of September 30, 1998, there were 152,100,362 shares of the Registrant's common stock, $.10 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1999 are incorporated by reference into Parts I and II.
2. Portions of Comdisco, Inc.'s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on January 25, 2000 filed within 120 days of fiscal year end are incorporated by reference into Part III.

Comdisco, Inc. and Subsidiaries

TABLE OF CONTENTS                                                                                    PAGE
                                     PART I.
Item     1.   Business:

                  Overview.............................................................................  3
                  Investment Considerations............................................................  4
                  Leasing and Services.................................................................  8
                  Ventures ............................................................................ 12
                  Prism Communication Services, Inc. .................................................. 17

Item     2.   Properties .............................................................................. 29
Item     3.   Legal Proceedings ....................................................................... 30
Item     4.   Submission of Matters to a Vote of Security Holders...................................... 30

                                    PART II.

Item     5.   Market for the Registrant's Common Equity and Related Stockholder Matters................ 31
Item     6.   Selected Financial Data.................................................................. 32
Item     7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ... 32
Item    7A.  Quantitative and Qualitative Disclosures About Market Risk................................ 32
Item     8.   Financial Statements and Supplementary Data.............................................. 32
Item     9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..... 32

                                    PART III.

Item    10.   Directors and Executive Officers of Registrant........................................... 33
Item    11.   Executive Compensation .................................................................. 33
Item    12.   Security Ownership of Certain Beneficial Owners and Management........................... 33
Item    13.   Certain Relationships and Related Transactions........................................... 33

                                    PART IV.

Item   14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K........................... 34

SIGNATURES............................................................................................. 35

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE......................................... 36

INDEX TO EXHIBITS...................................................................................... 39


PART I.

Item 1. Business

A.       GENERAL DEVELOPMENT OF BUSINESS

OVERVIEW

Comdisco, Inc. (with its subsidiaries, the "Company" or "Comdisco") provides global technology services to help its customers maximize technology functionality, predictability and availability. The Company provides equipment leasing, continuity, managed network services, and desktop management solutions. These services are designed to provide integrated, long-term, cost effective asset and technological planning as well as data and voice availability and recovery to users of high technology equipment. Through its subsidiary, Prism Communication Services, Inc. ("Prism"), Comdisco is developing a high-speed, always-on digital network, which will provide customers with leading-edge connectivity. Through its Ventures group, Comdisco provides equipment leasing and other financing to venture capital backed start-up companies. Additional information about each of the business groups is include later in this section.

The executive offices of the Company are located in the Chicago area, at 6111 North River Road, Rosemont, Illinois 60018, and its telephone number is (847) 698-3000.

GENERAL DEVELOPMENT OF BUSINESS

The Company was founded in 1969 and incorporated in Delaware in 1971. Since its incorporation, the Company's business, its markets and the services it offers and the way it conducts its business has changed significantly and is expected to continue to change and evolve. These changes are primarily the result of rapid changes in technology (including declining prices, manufacturer consolidations and the rise of new industries such as telecommunications), the rise of new dominant technologies (such as the Internet) and their related impact on customers' needs and requirements. Initially, Comdisco was engaged primarily in the procurement and placement of new and used computer equipment, principally mainframe and related peripherials. Comdisco developed disaster recovery and contingency planning services in 1980. In the mid-1980's the company expanded its operations to include the leasing of non-computer equipment (office equipment, PBX, point-of-sale, and other high-technology equipment), eventually adding healthcare, communications, semiconductor manufacturing and other industry specific equipment leasing, remarketing and other services. In 1987, Comdisco formed Comdisco Ventures. Comdisco Ventures has grown significantly in the last three fiscal years and has become a significant and material contributor to the Company's earnings.

On March 24, 1999, the Company announced a major shift in corporate strategy, including its intent to focus on high-margin service businesses and shed low-margin businesses, such as its mainframe leasing portfolio and medical refurbishing business. In conjunction with its repositioning, the Company recorded a one-time pre-tax charge of $150 million, $96 million after tax, or approximately $0.59 per share, in the quarter ended March 31, 1999. The components of this pretax charge include $100 million associated with the Company's plans to exit the mainframe residual leasing business, $20 million to exit the medical refurbishing business and $30 million associated with a realignment of the service businesses. The Company completed the sale of its mainframe computer leasing portfolio and the sale of the medical refurbishing business in the fiscal quarter ended June 30, 1999. In addition to these sales, the Company completed the sale of substantially its entire vendor lease portfolio in September, 1999.

The Company finalized the acquisition of Prism during the quarter ended March 31, 1999.

The industry in which the company operates is in a state of constant change, and, as part of this environment, the company's business is becoming more service oriented, with the business driven by the company's service capabilities. Accordingly, Comdisco has realigned to focus on technology services, ventures, Prism, and on global leasing businesses in historically high-margin areas such as electronics, communications, medical, laboratory and scientific.

      INVESTMENT CONSIDERATIONS

      FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

Certain statements herein and in the future filings by the Company with the Securities and Exchange Commission and in the company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead," "is confident," "should be," "will" "predicted," "believe," "plan," "intend," "estimates," "likely," "expect" and "anticipate" and similar expressions identify forward-looking statements.

These forward-looking statements reflect the company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may affect the accuracy of forward-looking statements and cause the actual results of the company to be materially different from any future results expressed or implied by such forward-looking statements.

The Company's actual revenues and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the "Risk Factors." As a result of these and other factors, in some future quarter the company's operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of the company's common stock would likely be materially and adversely affected. Many of the factors that will determine results of operations are beyond the Company's ability to control or predict.

      RISK FACTORS

      OPERATING RESULTS ARE SUBJECT TO QUARTERLY FLUCTUATIONS

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including earnings contributions from remarketing activities and services, product announcements by manufacturers, economic conditions and variations in the financial mix of leases written. The financial mix of leases written is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors and finance companies.

THE COMPANY'S GROWTH STRATEGY DEPENDS ON PRODUCT AND MARKET DEVELOPMENT

The markets for the Company's principal products are characterized by rapidly changing technology, evolving industry standards, and declining prices. The company's operating results will depend to a significant extent on its ability to continue to introduce new services and to control and/or reduce costs on existing services. The success of these and other new offerings is dependent on several factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of the company's competitors and market acceptance.

THE COMPANY'S SUCCESS DEPENDS IN PART ON ANTICIPATING AND ADAPTING TO NEW TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS.

Lower margins on large systems transactions (mainframes and related peripherals, including DASD and tape drives) have resulted in lower margins on leasing. Although the Company has sold its mainframe residual leasing business, which may have a positive impact on leasing margins in future quarters, the market for leasing and services is characterized by rapid technological developments, evolving customer demands and frequent new product announcements and enhancements. Failure to anticipate or adapt to new technological developments or to recognize changing market conditions could adversely affect the Company's business, including its lease volume, leasing revenue and earnings contributions from leasing.

REMARKETING IS AN IMPORTANT CONTRIBUTOR TO ANNUAL AND QUARTERLY EARNINGS

Notwithstanding the sale of the mainframe lease portfolio, remarketing has been and will continue to be an important factor in determining quarterly earnings. To meet earnings goals for fiscal 2000, remarketing contributions, primarily for the company's global equipment leasing businesses, must be at the level achieved in fiscal 1999. Quarterly operating results depend substantially upon the remarketing transactions within the quarter, which are difficult to forecast accurately. While the Company is devoting resources to its remarketing activities, there can be no assurance that the Company will achieve the appropriate level of activity necessary to meet or match the Company's prior and desired operating results.

THE COMPANY'S GROWTH STRATEGY DEPENDS IN PART ON THE COMMUNICATIONS INDUSTRY. IF THAT INDUSTRY DOES POORLY, THE COMPANY'S BUSINESS AND FINANCIAL RESULTS MAY SUFFER

The emergence of the communications market--facilities-based broadband communications companies, Internet Service Providers and other telecommunications carriers--and the growth of broadband networks, provides the Company with an industry in which leasing is an attractive alternative to ownership. The Company's communications equipment customers are generally companies with accumulated net deficits and extensive liquidity requirements. To the extent that these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to complete their business plans, there could be an increase in the Company's credit losses above historical levels.

THE COMPANY'S SUCCESS IS HIGHLY DEPENDENT ON DEVELOPING AND EXPANDING ITS SERVICES' BUSINESS. THE SERVICES BUSINESS MAY BE LESS PREDICTABLE AND THE REVENUE IS LESS RECURRING THAN CONTRACTUAL LEASE AND CONTINUITY SERVICES REVENUE. COMPETITION IN SERVICES MAY NEGATIVELY IMPACT THE COMPANY'S BUSINESS STRATEGY. REVENUE RECOGNITION CAN BE NEGATIVELY AFFECTED BY LONGER SALES CYCLES

As a result of the evolving nature of its services business, particularly the emerging desktop management and managed network services, the Company has limited meaningful historical data in which to base its planned operating expenses. Accordingly, a significant portion of the company's expense levels (investment in continuity facilities and hardware, consultants, experts and back office personnel) are based in part on its expectations as to future services revenues, and are, to a large extent, fixed. Conversely, the Company's revenue base has become more diverse with the growth of other technology services revenue. To attain its services earnings contribution goals for fiscal 2000, the Company must: meet its obligations under the agreements underlying transactions in process at September 30, 1999 (also referred to by the company as its "sales backlog"); expand its contract subscription base (through new contract signings and contract renewals); increase its revenues from other technology services, develop, promote and sell additional service products, such as IT CAP Solutions, advanced recovery services, availability options, remote computing services and web hosting; and contain costs. The Company must also successfully compete with organizations offering similar services. The Company's ability to obtain new business and realize revenue on its sales backlog depends on its ability to anticipate technological changes, develop services to meet customer requirements and achieve delivery of services that meet customer requirements. In addition, there can be no assurance that the Company will be able to maintain and/or increase its margins on technology services in fiscal 2000.

One impact of the Company's changing business model is the lengthening of the sales cycle--the length of time between initial sales contact and final delivery of contracts--as compared to its traditional leasing business. This increase in sales cycle results in an increase in negotiations in progress which ultimately impacts the timing of revenue, earnings and volume recognition.

COMDISCO VENTURES CUSTOMERS ARE IN AN EARLY STAGE OF DEVELOPMENT AND MAY BE UNABLE TO COMPLETE THEIR BUSINESS PLANS. EQUITY INSTRUMENTS HELD BY COMDISCO VENTURES ARE RISKY INVESTMENTS AND THE PUBLIC MARKET FOR THESE COMPANIES IS EXTREMELY VOLATILE. TO THE EXTENT THESE COMPANIES DO NOT MEET THEIR PLANS OR THE COMPANY IS UNABLE TO DISPOSE OF ITS EQUITY SECURITIES, THE COMPANY'S BUSINESS AND FINANCIAL RESULTS MAY SUFFER.

The Company has made loans to and equity investments in various privately held companies. These companies typically are in an early stage of development with limited operating histories, and limited or no revenues and may be expected to incur substantial losses. Accordingly, investments in these companies may not result in any return and the Company may lose its entire investment and/or principal balance.

Equity instruments held by the Company are subject to lockup agreements restricting its ability to sell until several months after an initial public offering. The public market for high technology and other emerging growth companies is extremely volatile. Such volatility may adversely affect the ability of the company to dispose of the equity securities and the value of those securities on the date of sale.

The Company has established working relationships with successful venture capital organizations. There can be no assurance that these relationships can be maintained or sustained. To the extent that the company is unable to maintain these relationships, its ability to identify potential customers may be substantially impaired.

The current economic environment has been sustained over a number of years and is currently the longest continuous period of economic growth in the last thirty years. This environment has encouraged entrepreneurs to conceive, develop and bring to market new products and services. The Company targets these early-stage companies for its services and products. A slow down in economic growth could materially affect the market in which the Company operates. Furthermore, a slow down would impact potential investors in any limited partnerships the Company may form, and this in turn, would have a material impact on the Ventures liquidity and access to funds.

Many of the companies to which the Company provides financing are dependent on third parties for liquidity. Any significant change in the availability of funds, would have a material impact on the Company's customer base, and, potentially, its loan collectability, as well as, the fair market value of its equity instruments.

If companies with which Ventures has effected transactions are not successful or the markets become unfavorable, Ventures' customers may not be able to complete securities offering and Ventures may not be able to generate gains or receive proceeds from the sale of securities.

Fluctuations in future periods may be greater that those experienced in past periods as a result of Ventures' focus on companies related to the Internet and telecommunications. Furthermore, for those customers whose securities are not publicly traded, the realizable value of Ventures' interests may ultimately prove to be lower than the carrying value currently reflected in the consolidated and the separate Ventures' financial statements.

In the past Ventures financed its operations with inter-company loans from Comdisco. Ventures my need to obtain funding from outside sources and may not be able to obtain funding from outside sources. Furthermore, even if funding is available, such financing may not be on terms as favorable as those obtained from Comdisco.

Ventures depends on certain important employees and the loss of those employees could harm and disrupt Ventures' business.

THE COMPANY'S PRISM SUBSIDARY IS A START UP COMPANY WITH AN AGGRESSIVE BUSINESS PLAN IN A NEW AND UNPROVEN INDUSTRY.

Prism is a start up company that has incurred operating losses since inception and the company expects that Prism's operating losses will continue to increase as it introduces its services throughout New York City and the Northeast corridor. In addition, Prism will require substantial additional capital to support its data network, to expand its services, to increase its sales and marketing efforts and to support the its growth. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the company is unable to adjust operating expense levels and/or capital expenditures of Prism accordingly, the company's business, results of operations and financial condition could be significantly affected. There can be no assurance that in the future Prism will be profitable on a quarterly or annual basis.

Prism operates in a highly regulated environment. Changes in regulatory policies may adversely impact its ability to provide services and increase the costs of providing those services.

Prism's business strategy is largely unproven. A number of factors may affect Prism's ability to attain its business plan, including the following:

o its ability to successfully market it's existing and planned services to current and new customers;
o    its  ability  to  generate  customer  demand  for it's  services  in target markets;
o    the development of its target market and market opportunities;
o    market pricing for its services and for competing services;
o    the extent of increasing competition;
o    ability to acquire funds to expand its network;
o    the ability of its equipment and service suppliers to meet its needs;
o    trends in regulatory, legislative and judicial developments;
o    its ability to manage growth of its operations;
o its ability to access regions and enter into suitable interconnection agreements with traditional telephone companies;
o its ability to improve its existing services and introduce new service offering without interruption or interference with its operations, in a timely and cost effective manner;
o    its ability to improve  its   technology   infrastructure   to  respond  to
     technological change and new industry standards;
o    its ability and that of its customers to be year 2000 compliant;
o    its reliance on third parties,  including  some of its  competitors   and
     potential   competitors  to  develop  and  provide  Prism  with  access  to communications and networking technology;
o    its ability to rapidly expand the geographic coverage of its services;
o    its ability to attract, retain and motivate qualified persons;
o    its ability to rapidly install high-speed access lines;
o    its ability to effectively manage growth of operations; and
o    its ability to deliver additional value-added services to its customers.

Furthermore, Prism's operating results are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of its control. These factors include, but are not limited to:

o the timing and willingness of traditional telephone companies to provide it with central office space and the prices, terms and conditions on which they make available the space to Prism;
o the amount and timing of capital expenditures and other costs relating to the expansion of its networks and the marketing of its services
o delays in the commencement of operations in new regions and the generation of revenue because certain network elements have lead times that are controlled by traditional telephone companies and other third parties;
o the ability to develop and commercialize new services by Prism or its competitors
o the ability to deploy on a timely basis its services to adequately satisfy end-user demand
o    the ability to successfully operate its networks;

o    the rate at which customers subscribe to its services;
o decreases in the prices for its services due to competition, volume-based pricing and other factors;
o the mix of line orders between consumer end-users and business end-users(which typically have higher margins);
o the success of its relationship with Williams, Nortel and potential third parties;
o the development and operation of Prism's billing and collection systems and other operational systems and processes;
o the rendering of accurate and verifiable bills by Prism's traditional telephone suppliers and resolution of billing disputes;
o the incorporation of enhancements, upgrades and new software and hardware products into its network and operation processes that may cause unanticipated disruptions; and
o the interpretation and enforcement of regulatory developments and court rulings concerning the 1996 telecommunications act, interconnection agreements and the anti-trust laws.

Prism's business strategy is largely unproven.

ECONOMIC CONDITIONS AND OTHER FACTORS MAY NEGATIVELY IMPACT THE COMPANYS OPERATIONS

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

B.       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

See Note 16 of Notes to Consolidated Financial Statements on page 52 of the Annual Report to Stockholders for the year ended September 30, 1999 for financial information about the Company's segments.

C.       NARRATIVE DESCRIPTION OF BUSINESS

Principal Services:

The  Company's   operations  are  organized  into  four  reportable   groups  of
businesses. These groups are Leasing, Services, Ventures and Prism.

The following is a narrative description of the Leasing and Services businesses.

 Leasing:

General: Leasing and remarketing services for distributed computing systems--servers, workstations, PCs, local area networks and other high technology equipment; acquisition management, expenditures tracking and other services that facilitate equipment procurement and expense tracking.

The Company buys, sells and leases and remarkets PCs and workstations made by most of the leading manufacturers. The Company's lease transactions also include high-end servers, printers and other desktop related equipment. The Company's strategy for the distributed systems market is to provide financing, professional services and software tools (see "Services") to its existing and prospective customers. The Company estimates that approximately 34% of the cost of equipment placed on lease by the Company (including International operations) in fiscal 1999 was distributed equipment

Industry Specific: Leasing and remarketing, asset management and reconditioning services for industry specific equipment, including semiconductor manufacturers, communication and pharmaceutical companies.

ELECTRONICS GROUP: The Company leases new and used electronic manufacturing, testing and monitoring equipment, including semiconductor production equipment, automated test equipment and assembly equipment. Additionally, the Company maintains a dedicated refurbishing and sales facility in the Silicon Valley area. The semiconductor manufacturing industry is characterized by rapidly advancing technology, high capital outlays, increased competition, and a growing concern over the total cost of ownership in high technology equipment. The Company assists its customers in developing an effective strategy for acquiring and managing its high-tech assets.

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

Services:

CONTINUITY SERVICES: These services include continuity services for large central processing sites, client/server, workstation and PC environments, local and wide area networks and voice availability and recovery capabilities, as well as consulting services in continuity planning, network services and data protection, and other related data processing services throughout the United States, Canada and Europe. The Company provides backup capabilities for, among others, Digital Equipment Corporation, Hitachi Data Systems, IBM, Hewlett Packard, Sequent, Stratus, Sun Micro Systems, Tandem and Unisys equipment users. Comdisco's services are designed to help customers avoid and minimize the impact of a significant interruption to critical business functions as a result of the inaccessibility to the customer's data processing facility, communications network(s) or workstations.

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

IT CAP: The Company provides strategic solutions for desktop management services to its customers to assist them in managing their information technology assets with the objective of increasing productivity and reducing technology cost and risk. These technology service solutions are built around the collection, integration, and management of information on enterprise assets through the implementation of an integrated database of asset information. These solutions may also include improving, supporting, and managing distributed systems and critical business processes through a single point of contact. The services, which are designed to complement the Company's leasing activities, include transitional strategies, integration planning and implementation, financing (hardware and software), and continuity planning. The Company's integrated desktop management software tools let customers order, track and manage their inventory of distributed systems equipment.

The Company's operations are conducted through its principal office in the Chicago area and approximately one hundred offices in the United States, Canada, Europe and the Pacific Rim. Subsidiaries in Europe and Canada offer services similar to those offered in the United States.

The Company's services are provided through separate business units. Each business is directed by its own management team and has its own sales, marketing, product development, operations and customer support personnel. Overall corporate control and coordination are achieved through centralized budgeting, financial and legal reporting, cash management, additional customer support and strategic planning.

The Company may, from time-to time, enter into marketing relationships with high technology equipment manufacturers and value-added resellers in order to expand its customer base and name recognition. In its marketing operations, the Company attempts to cross-sell services where and when appropriate.

Customers and Raw Materials

Comdisco's business is diversified by customer, customer type, equipment segments, geographic location of its customers and maturity of its lease and notes receivables. The Company's customers include "Fortune 1000" corporations or companies of a similar size as well as smaller organizations, including privately-held corporations. The Company's businesses are not dependent on any single customer or on any single source for the purchasing, selling or leasing of equipment, or in connection with its continuity services.

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

In continuity services, the Company believes that its major competitors are IBM and SunGard Data Systems, Inc. Additionally, it competes with regional firms in the domestic, Canadian and European marketplace, which provide contract continuity services. Comdisco believes that it is the largest international provider of such services.

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

Other

The Company does not own any patents, licenses, or franchises which it considers to be material to the Company's businesses.

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

At September 30, 1999, the Company had approximately 3600 full-time employees.

Ventures:

The following is a narrative description of the Ventures business.


Overview

Ventures is a leading provider of financing to venture capital-backed companies. Its long-term relationships with certain leading venture capital firms help Ventures identify well-positioned companies in attractive high growth industries. Ventures offers companies a broad range of innovative equity-linked financing products, primarily venture debt and venture leases, which are loans or leases combined with warrants or equity conversion options that give Ventures the right to purchase or convert into common or preferred stock at a predetermined price. In addition to venture debt and leases, Ventures may also purchase direct equity stakes in companies. Its financing products complement equity from venture capital firms and debt from commercial banks and asset-based lenders.

Ventures was formed in 1987, and since that time, Ventures has committed approximately $1.7 billion in venture debt, venture leasing and equity financing to over six hundred seventy-five venture-backed companies. Of the companies Ventures has helped finance, over one hundred fifty have gone public and over one hundred ten have been acquired. During the last two years, some of its most successful customers include Ariba Technologies, Ask Jeeves, Copper Mountain Networks, Critical Path, e-Loan, e.Piphany, e-Toys, Extreme Networks, Gadzoox, Inktomi, Next Card, Northpoint Communications, Siara Systems, and Stratum One.

Venture debt and venture leasing can be utilized at various stages of a company's development and for various purposes including the following:

o Early stage capital to supplement the initial venture capital raised and support growth requirements;

o Expansion capital between venture capital rounds to enable an emerging company to reach milestones and increase the prospect of raising future capital at higher valuations;

o Capital to help a company acquire additional equipment, technology, and businesses;

o Late stage capital to provide financial flexibility to deal with the uncertainty of a liquidity event such as an initial public offering or the sale of the company; and

o Various other stages of capital to provide financing flexibility and negotiating strength versus mezzanine and corporate equity rounds.

As a result of the specialized nature of venture debt and venture leasing, providers of these products must have expertise in technology-related industry sectors, access to capital, the ability to assess risk, relationships with venture capital firms, access to deal flow, and the ability to structure transactions appropriately.

Markets

Ventures focuses its activities on what it believes are the most attractive emerging industries. Within these industries, Ventures leverages its industry knowledge and strong relationships to provide financing to the most promising emerging companies. Ventures identified the following common characteristics of potential customers, which help to guide financing decisions:

          Growth. Ventures seek to fund customers that have or are projected to have significant and sustainable growth in their business operations and industry sectors.

          Foreseeable liquidity event. Prior to entering into a commitment with a customer, Ventures reviews the likelihood of a liquidity event in a time frame acceptable to us and estimate the fair market value, which could be realized from such a liquidity event. Typical liquidity events include an initial public offering or a sale of the company. Liquidity events historically have enhanced the value of Ventures equity-linked and equity interests in many cases.

Providing capital through innovative products

Ventures success has been fueled by its ability to identify the capital needs of its customers and to develop and customize attractive financings to meet those needs. Its initial venture lease products have evolved and expanded over time. Ventures currently offers a broad spectrum of innovative financing alternatives. Its primary financing products currently are leases with warrants, subordinated debt with warrants, as well as direct investments in convertible preferred stock and common stock.

Typically, Ventures products are structured as commitments to provide financing in one or more advances during a specified period of time. This commitment to finance is typically subject to the absence of any default or material adverse change under the loan or lease and compliance with other loan requirements.

Ventures generally receives warrants to purchase equity securities or the right to convert some of the debt into equity securities of the customer in connection with the lease and debt financings. Warrants typically represent less than 10% of the customer's ownership at the date of origination. The terms of the warrants or equity conversion, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each customer, and will likely be affected by the price and terms of securities issued by the customer to its venture capitalists and other holders. Based upon its past experience, it is anticipated that most warrants will be exercisable for a term of three to ten years. The equity securities for which the warrant will be exercised generally will be convertible preferred stock or common stock (of which there may be one or more classes). Substantially all the warrants and underlying equity securities will be restricted securities.

Venture Leasing

Ventures'equipment-based venture lease and loans activities consist primarily of the direct origination of non-cancelable, full-payout leases or loans structured like leases (collectively "Venture Leasing"). These leases are generally for a variety of equipment including information technology, scientific hardware, facilities, software and production equipment. The rental rate and all other transaction terms are individually negotiated.

Substantially all equipment leases that Ventures originate have specified non-cancelable initial terms ranging from 2 to 5 years. The general terms and conditions of all of its leases are substantially similar and are embodied in a master lease agreement. For each lessee, the lease term, rent interval, lease rate factor and other specific terms for each piece of leased equipment are set forth on equipment schedules, which also incorporate the terms and conditions of its master lease agreement.

Venture Debt

Most subordinated and other debt financings are made pursuant to subordinated, secured loan agreements. The loans bear fixed interest rates with coupons currently ranging from 8.0% to 13.0% per annum, although the effective rate may be greater. These loans are generally scheduled to be repaid in 36 monthly installments; with a varying number of installments of interest only, the balance being amortizing installments of principal and interest. In addition, fees, typically ranging from 0.75% to 1.25% of the principal amount of the loan, may be paid at closing.

Subordinated loans are often times secured by a lien on all of the borrower's assets, which, in most cases, is subordinated to the lien of the borrower's senior lenders. Loan documents generally do not contain extensive financial covenants, although the documentation usually contains cross-default provisions linked to any defaults by the customer on any debt outstanding and may have specific provisions governing future financing or pledging of assets.

Direct Equity Investments

Ventures also provides equity financing to customers by purchasing common or preferred convertible stock. Ventures generally purchases equity at a valuation based on the most recent previous financing round to venture capitalists or, as applicable, a current or contemplated financing round.

During the fiscal years ended September 30, 1998 and September 30, 1999, Ventures made direct equity investments with 36 and 91 customers, representing $7 million and $32 million, respectively. As of September 30, 1999, Ventures has made total direct investments with an original cost of $52 million.

The following table shows total new lease, debt and equity commitments for Ventures in the last five years.

                   Total New Commitments By Year-Last Five Years
                              (Dollars in Millions)


                          1995              1996              1997             1998              1999
                         -----            ------            ------           ------            ------

 Leases                  $77.3            $103.5            $144.3           $220.6            $332.1
 Debt                      2.5               7.5              19.5             67.7             367.1
 EQUITY                    1.6               3.1               3.7              7.4              32.1
                         -----            ------            ------           ------            ------
 TOTAL                   $81.4            $114.1            $167.5           $295.7            $731.3
                         =====            ======            ======           ======            ======


The following table shows the 15 largest original commitments for Ventures at September 30 , 1999.

                             15 Largest Commitments
                              (Dollars in millions)

                                                                            AS OF SEPTEMBER 30, 1999
                                         ORIGINAL COMMITMENT <F1>   BOOK VALUE <F2>       OPEN COMMITMENTS <F3>
                                         -----------------------   --------------       --------------------

HomeGrocer.com, Inc.                                 $ 18.1              $  2.8                   $10.2
Avici Systems, Inc.                                    15.3                 9.6                     2.5
Digital Generation Systems, Inc.                       15.0                 2.0                      --
Equinix, Inc.                                          15.0                 7.4                     5.3
CORVIS Corporation                                     14.0                13.4                      --
Telocity, Inc.                                         11.6                 7.7                     0.6
NextCard, Inc.                                         11.2                10.2                     0.0
Concur Technologies, Inc.                              10.4                 7.5                      --
Living.com, Inc.                                       10.3                 9.3                     0.8
Acusphere, Inc.                                        10.1                 7.5                      --
RemarQ Communities, Inc.                                9.8                 7.9                     0.7
Integral Development Corporation                        9.5                 6.0                     0.9
StockPower, Inc.                                        9.3                 8.0                     0.9
PlanetRx, Inc.                                          9.2                 1.9                     2.0
FlyCast Communications Corp.                            9.1                 7.4                     0.1
                                                     ------              ------                   -----
Total                                                $177.9              $108.6                   $24.0
                                                     ======              ======                   =====

<F1> Since inception.

<F2> Book Value  represents  total  capital  currently  owed by  customers as of
September 30, 1999 and/or cost of equity investment.

<F3> Open commitments  equal the total amount of commitments that customers have the right to draw upon.

         CURRENT EQUITY STAKES. Ventures exercises its warrants only after a liquidity event, such as an initial public offering or acquisition/merger. Using an outside manager, Ventures generally sells its equity positions as soon as reasonably possible after an initial public offering and in a manner intended to maximize the return on its original investment subject in most cases to securities law restrictions on transfer and contractual lock-up provisions which restrict its ability to sell its equity position for several months after the initial public offering.

As of September 30, 1999, Ventures' current public equity holdings had a market value of $194 million and represented ownership in 65 companies. The 10 largest equity holdings represented 78% of the total of these holdings and was composed of the following companies:

     Largest Public Equity Stakes held by Ventures as of September 30, 1999


                                                                       Date of Original
           Company                        Industry Sector                Commitment       Shares Held
------------------------------       ----------------------------    -----------------     ----------
e.Piphany, Inc.                      Software & Computer Services     June 10, 1999          771,875
BabyCenter, Inc.                     Internet                         October 18, 1998       357,036
FlyCast Communications Corp.         Internet                         December 1, 1997       502,051
Agile Software Corporation           Software & Computer Services     August 22, 1995        158,301
NextCard, Inc.                       Consumer Related                 May 29, 1998           412,945
Vignette Corporation                 Internet                         December 8, 1998       180,716
Northpoint Communications, Inc.      Communications & Networking      December 8, 1997       397,210
Critical Path, Inc.                  Software & Computer Services     May 6, 1998            161,603
Lightera Networks, Inc.              Communications & Networking      June 4, 1998           151,976


In addition to its public equity holdings, as of September 30, 1999 Ventures held warrants and other equity positions in approximately 360 companies that are still private.

Expanding its funding sources

Historically, Comdisco has funded Ventures' business with inter-division loans and retained earnings. In order to continue to capitalize on increasing demand, Comdisco is pursuing alternative means of funding Ventures, activities, including, but not limited to, the establishment of a limited partnership and the offering of partnership interests to a limited number of accredited investors, including Comdisco. The limited partnership, or possibly partnerships, could become a significant source of liquidity for Ventures for fiscal 2000. In addition, Ventures may use public markets or any other funding sources.

Capitalizing on the Comdisco affiliation

As a division of Comdisco, Ventures is able to bring a number of benefits to its customers. First, as a result of Comdisco's experience in leasing and remarketing equipment and Comdisco's equipment purchasing power, Ventures is able to offer its customers an equipment procurement service designed to save them time, effort and money. Second, because all of Comdisco's other businesses are technology related and the bulk of its customers are technology related, some natural business relationships evolve with Comdisco, as either vendor to, or customer of, its customers. Comdisco can supply network bandwidth and co-location space, serve as a beta test site, enter into marketing arrangements and supply business continuity services to its customers. Comdisco also provides more traditional leasing services to its customers once they develop beyond the venture stage.

Competition

Ventures primary competitors include financial institutions, equipment lessors and manufacturers, venture capital firms, large corporate investors, and non-traditional lenders that provide debt and/or equity financing to emerging, high technology companies. Ventures believes that it competes effectively with these competitors based on creative and innovative deal structuring, flexibility, reputation, quality of service, timely credit analysis and timely decision-making.

Employees

As of September 30, 1999, Ventures employed 38 people on a full time basis. 10 personnel were involved in marketing and sales, 25 were in processing, servicing and administrative support and 3 were executive employees. No employees are represented by a labor union. Ventures believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. Competition for those personnel is intense, and Ventures may be unable to identify, attract and retain those personnel in the future.

Legal Proceedings

Ventures is not currently a party to any material litigation.

Additional Information

FOR INFORMATIONAL PURPOSES ONLY, Ventures financial statements are attached to this Form 10-K as Exhibit 99.02. These statements are not incorporated by reference in this or any other filing with the Securities and Exchange Commission. THESE STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE COMDISCO, INC. CONSOLIDATED FINANCIAL STATEMENTS AND THIS INFORMATION IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

Prism:

The following is a narrative description of the Prism business:

Overview

Prism intends to become a leading integrated communications carrier by directly offering communications services that enhance productivity. Its array of services will include high-speed data connectivity, local and long distance voice, video conferencing, virtual private networks, business continuity and teleworking solutions. Prism will provide these services over a facilities-based network consisting of splitterless, integrated data and voice line card technology from Nortel Networks(TM) ("Nortel") and an optical backbone that enables the Company to efficiently transport voice and data traffic from network edge to the Internet, a LAN/WAN or other destinations. Prism intends to build long-term relationships with target customers, which include small and mid-sized businesses, teleworkers and residential power users, by initially providing affordable, reliable data and voice services supported by integrated, simple billing and excellent customer service. Prism intends to build its brand, RED, because the Company believes a well-recognized brand can reduce costs required to acquire new customers, lower customer turnover and serve as a platform from which to sell additional, complementary business and communications services. In the future, Prism plans to expand its applications offerings, utilizing its customers' high-speed data connectivity to offer broadband content and business-to-business services. Over time, Prism believes such applications will increase in importance to its customers and business model. Through its relationship with Comdisco, Prism plans to further extend its service distribution by utilizing Comdisco's strong customer relationships among larger corporations.

Prism launched its RED high-speed data connectivity services in February 1999 in New York City. Initially, Prism focused on the greater New York City metropolitan area because of its population density, robust telephone network infrastructure, and perceived high user demand. Since February, approximately 1,000 customers have been placed in service, and Prism has expanded its service territory in the greater New York City market from six to thirty-nine collocations and points of presence. These points of presence allow Prism to provide services to Manhattan, Brooklyn, Queens, and areas of Westchester County, Long Island and Connecticut. In addition, Prism recently opened the northern New Jersey market and is providing service out of ten collocations in the state. Based on the response to its service offering in the greater New York City metropolitan area, Prism has initiated a nationwide rollout of its network and services to thirty-three of the largest markets in the United States, as well as three markets in Canada.

Prism currently offers three high-speed data connectivity services that enable customers to access the Internet at speeds ranging from 56 Kilobits per second
(Kbps) to 1.0 Megabits per second (Mbps). In the first quarter of 2000, Prism will upgrade its current high-speed data services to speeds of up to 1.3 Mbps in the downstream direction and 320 Kbps in the upstream direction. Beginning in the second quarter of 2000, Prism plans to offer a burst, rate adaptive ethernet technology that delivers bandwidth of up to 6 Mbps in either direction. Prism also intends to offer services at speeds of up to 7 Mbps in the downstream direction, and up to 2 Mbps in the upstream direction. These services will be packaged in a combination of symmetrical and asymmetrical product offerings depending on customer requirements, distance between the premise and the traffic aggregation equipment, and the copper binder group environment that these services will run through.

Based on its market research, Prism believes its primary target market, small and medium sized businesses, prefer to have their voice and data services provided by a single company. Prism is testing its voice services in the greater New York City metropolitan area and plans to commence a commercial offering in the first quarter of 2000. Its voice services include local and local toll calling, long distance calling, and a bundle of four features- three-way calling, call waiting, call forwarding and caller ID.

In preparation for its national expansion, Prism has aggressively pursued obtaining the necessary legal and regulatory qualifications to offer integrated voice and data services in its thirty-three target markets. Prism has signed interconnection agreements with Bell Atlantic, BellSouth, Ameritech and Cincinnati Bell covering seventeen states and obtained Certificate of Public Convenience and Necessity status in twenty-one states. As a result, Prism has obtained authority as a competitive local exchange carrier or has been permitted to operate as a competitive local exchange carrier in twenty-six of its thirty-three target markets. Prism anticipates obtaining the remainder of the necessary approvals and entering into the remaining necessary interconnection agreements by March 2000, although Prism is dependent on state and local authorities, as well as incumbent local exchange companies to meet its expectations.

In addition to its regulatory activities, Prism has proceeded with establishing a national network. Prism has approximately 130 collocations in its target markets, of which 49 are ready to receive customers. Prism anticipates approximately 350 more collocations by March 2000, bringing its total collocations to approximately 480. Further, Prism plans to bring total collocations to over 750 by the fourth quarter of 2000.

Prism has entered into an agreement with Nortel to purchase up to $460 million of switches, integrated line cards, customer premise equipment and ancillary technology to establish a national, facilities-based network. Based on its financial commitments to date, Prism will deploy the largest amount of Nortel's digital modem technology in the United States, and because of the magnitude of its relationship with Nortel, Prism expects to further benefit from advances in Nortel's future network technology, such as its optical Internet platform. Prism believes its network architecture, centered on Nortel's integrated voice and data approach, offers cost benefits and could reduce provisioning time lags. See "Customer Service--Hot Cut Provisioning" As part of the Nortel strategic relationship, Prism recently issued to Nortel $10 million of its common stock.

Because it is its aim to achieve carrier class reliability and security in its network, Prism recently entered into an agreement to purchase a 20-year indefeasible right to use ("IRU") approximately 2,500 miles of dark fiber from Williams Communications, Inc. ("Williams"). This purchase will allow Prism to transport data and voice traffic, utilizing dense wave division multiplexing ("DWDM") and high speed SONET technology, over its own dedicated fibers covering the Eastern half of the United States for the foreseeable future. Prism also agreed to purchase a minimum of approximately $110 million of network capacity from Williams over the next 20 years to convey voice and data traffic in areas not covered by its dark fiber IRU purchase. In return, Prism issued to Williams $10 million of common stock and will pay for the remainder of its obligation to Williams with cash as capacity is used or as Prism accepts segments of the dark fiber IRU. With this transaction and the Nortel relationship, Prism believes it can achieve carrier class network reliability and performance, a world class benchmark for all telecommunications companies.

Market Opportunity

Prism believes that a substantial market opportunity exists as a result of a number of factors including:

o the growing demand for and increased adoption of high-speed data networks in order to increase productivity in the workplace;

o the need among small and mid-sized businesses for integrated communications solutions which include bundled services, competitive pricing and excellent customer service;

o the inherent limitations of current data network connectivity options, including dial-up modems; and

o the growing willingness of consumers and businesses to switch from traditional telephone companies to competitive local exchange carriers ("CLECs") offering more options at competitive prices.

Additionally, Prism believes current research supports its strategy. International Data Corporation projects that the small business data and voice markets will grow substantially over the next three years, as noted below (dollars in millions):

                                                             COMPOUND ANNUAL
                               1999             2002           GROWTH RATE
                               ----             ----           -----------

High speed lines             60,000        1,700,000              205%
High speed  revenue             $50           $1,690              222%
Voice lines              63,300,000       84,600,000               10%
Voice revenue               $58,123          $75,684                9%



Prism believes its strategy and network positions it to gain a portion of the rapidly growing data market while also participating in the multi-billion local and long distance voice markets.

NEEDS OF SMALL AND MID-SIZED BUSINESSES FOR INTEGRATED COMMUNICATIONS. Prism expects that a significant portion of the growth in data communications will be generated by small and mid-sized businesses with up to 500 employees. Within the business market, the small and medium business segment is perceived by many data communications providers as the largest untapped market for their services. Industry sources estimate that there are over 10 million businesses in the U.S. with between 1 and 500 employees. Following the high penetration of personal computers (98% or more have a personal computer), the perceived importance of the Internet in future business activity and the limited financial resources of many of these businesses, it has become increasingly important to develop technologies to connect these personal computers cost-effectively. DSL-based technologies have emerged as the high-speed, cost-effective solution for these customers.

GROWING DEMAND FOR HIGH-SPEED DATA COMMUNICATION SERVICES. Businesses are implementing internal networks using Internet technology, or intranets, and remote local area networks to enable employees to work from remote locations and home, and to create private networks that connect corporate networks in multiple locations. Gartner Group estimates that the U.S. market for packet-based, virtual private network and Internet data services will grow from $3.4 billion in 1997 to $18.5 billion in 2002, a compounded annual growth rate of 40.3%. Gartner also indicates that business demand for Internet access, e-mail, video and audio services, Web hosting and electronic commerce is increasing.

High-speed data communications have become important to businesses in part due to the dramatic increase in Internet usage. According to International Data Corporation, the number of Internet users worldwide reached approximately 69 million in 1997 and is forecasted to grow to approximately 320 million by 2002. International Data Corporation also estimates that the value of goods and services sold worldwide through the Internet will increase from $12 billion in 1997 to over $400 billion in 2002. To remain competitive, businesses increasingly need high-speed connections to maintain complex Web sites, access critical business information and communicate more efficiently with employees, customers and business partners.

NEEDS OF HOME OFFICE AND TELEWORKERS. Prism expects that people using computers from their homes to connect to corporate networks or to the Internet for in-home business purposes will also be a significant source of demand for high-speed data connectivity. According to International Data Corporation, there were 26 million residences with computers in their home offices in the U.S. in 1998, growing to an estimated 39.2 million by 2002. A significant number of home office and teleworkers need access to corporate networks and/or the Internet for a variety of applications, including e-mail, databases and corporate intranets. According to The Yankee Group, the market for remote access services is expected to grow from $460 million in 1998 to $2 billion by 2002.

LIMITATIONS OF DIAL-UP MODEMS AND ISDN. Neither the slow dial-up modems and integrated services digital network ("ISDN") service nor the expensive T1 option is an adequate solution for most small- and mid-sized businesses, home office and teleworkers. The lack of optimal price-performance solutions has left these end users underserved.

Traditionally, small and mid-sized businesses, home office and teleworkers have relied on low-speed connectivity options for data transport. For example, according to IDC, approximately 78% of Internet access revenues derived from small- and mid-sized businesses in 1997 were generated through the traditional telephone system, using relatively slow 28.8 Kbps to 56 Kbps dial-up modems or ISDN lines. For higher speed connections, these end users have had to purchase T1 service, a digital transmission link which operates at (1.544 Mbps) and, while always on, is expensive for these markets (typically up to $1000 per month depending upon distance and region).

EMERGENCE OF BROADBAND AND PACKET-BASED TECHNOLOGIES. The full potential of the Internet and remote local area network applications cannot be realized without removing the performance bottlenecks of the local telephone networks. Broadband technology removes this performance bottleneck by increasing the data carrying capacity of copper telephone lines from the 56 kbps speeds available with common dial-up modems and 128 kbps speeds available on ISDN. Because broadband technology reuses existing copper telephone lines, broadband requires a lower initial fixed investment than that needed for existing alternative technologies, such as cable modems, fiber, wireless, and satellite communications systems. Subsequent investments in broadband technology are directly related to the number of paying customers.

For companies such as Prism to provide broadband services, they must become a CLEC to gain access to the traditional telephone company's or incumbent's central office which is granted only to CLECs. Over the last two years, the FCC has taken a series of steps to make it easier for competitors to gain access to the central office. One recent move requires the traditional telephone companies to offer "cageless" collocation, thereby eliminating the need for CLECs to rent a cage of predetermined size and a fixed number of racks in a central office. This order should permit CLECs to extend the reach of their broadband networks more easily and inexpensively. The process of ordering space in a central office and then ordering lines can take up to six months, requiring advance planning. The state regulatory commissions are also undertaking initiatives intended to improve the ability of competitive carriers offering advanced services to compete in the marketplace. For example, the New York Public Service Commission recently held a series of collaboratives and working groups between the competitive data carriers and Bell Atlantic to develop processes to address the ordering, provisioning and maintenance issues unique to advanced services offerings.

WILLINGNESS OF CONSUMERS AND BUSINESSES TO SWITCH TELECOMMUNICATION PROVIDERS. The Yankee Group estimates that from 1984 to 1999, AT&T's share of the long distance voice market declined from 68% to 39%. Further, since 1993, CLECs offering local voice services have also been successful in taking market share from incumbent local exchange carriers ("ILECs"). The Federal Communications Commission ("FCC") reports that CLECs have grown from 0.2% of the local voice market to 2.4% today. Consumer and business experience with choice in the local and long distance voice market enhances CLEC prospects to garner more market share in the future.

The RED Solution

PRISM DATA SERVICES. In February 1999, Prism began commercially offering its RED services. RED uses a variety of DSL technologies to provide high speed continuously connected packet- based and channelized communications services. RED currently connects business users to the Internet, And in the future, will connect customers to LAN/WANS and extranets, using broadband technologies over traditional copper telephone lines. As Prism completes its national expansion, RED customers will be able to connect to its regional network either within a city or between cities, to obtain high capacity, secure and reliable connections between geographically dispersed locations. Prism plans to deliver a true wide area, virtual private network with the capacity, speed, reliability and level of service that its customers require.

Prism offers three high-speed data services designed to answer the needs of its various target market segments:

o RED HomeWork and RED PowerWork are applicable primarily for single users in residential or small office settings requiring a dedicated, "always-on" connection to the Internet and, in the future, a LAN/WAN, or other destinations.

o RED NetWork serves the small to medium-sized business with capacity for multiple users. Prism includes a router and multiple e-mail accounts with each NetWork package, and customers have the option to support their own Web and e-mail servers behind the router.

The chart below shows the service, speed, retail price (which includes equipment installed at the customer's location), range and performance of its RED services, as of December, 1999:

                                                                    RETAIL LIST
                           SPEED    TO  SPEED       RETAIL LIST     PRICE             RANGE FROM
                           END          FROM END    PRICE FOR       FOR  MONTHLY      CENTRAL
SERVICE                    USER         USER        ACTIVATION      SERVICE           OFFICE (FEET)  MARKET/USAGE
-------------------------- ------------ ----------- --------------- ----------------- -------------- -------------------

RED HOMEWORKSM             960 Mbps     120 Kbps     $299            $80               18,000         SOHO, Teleworker
RED POWERWORKSM            960 Mbps     120 Kbps     $299            $150              18,000         Small Business
RED NETWORKSM              960 Mbps     320 Kbps     $399            $300-$350         18,000         Small to Medium
                                                                                                      Business

In addition to the services noted above, Prism is developing a new family of higher-speed data and voice products, some of which Prism is testing in the greater New York City metropolitan area. These products fall into the following categories:

o Burst, rate adaptive ethernet technology that delivers bandwidth up to 6 Mbps in either direction over copper loops. This solution uses Etherloop technology from Elastic Networks, an independent unit of Nortel, and allocates bandwidth dynamically based on changing transmission conditions and crosstalk environment detected within a copper binder group.

o Higher-speed broadband services at speeds up to 7 Mbps in the downstream direction, and up to 2 Mbps in the upstream directions. These services will be packaged in a combination of symmetrical and asymmetrical product offerings depending on customer requirements, distance between the premise and the location of the broadband aggregation equipment and the copper binder group environment that these services will run through.

Prism plans to bundle together and differentiate these services based on customers' preferences for transmission speeds, security and flexibility to choose transmission paths. Prism anticipates offering some of these services beginning in the second quarter of 2000.

Prism also offers standard 56k and ISDN dial-up services to those customers who are not located in a high-speed service area or who do not wish to take high-speed service. Prism prices such services as $8.00 and $19.95 per month for unlimited use, respectively. Prism plans to solicit this base of approximately 3,000 customers for upgrades to its high-speed access services, as well as for voice services.

PRISM VOICE SERVICES. Prism plans to offer voice services in the greater New York City metropolitan area in the first quarter of 2000 and expects to make a similar offering in every market entered. Prism voice services include local and local toll calling, long distance calling, and a bundle of four features-three-way calling, call waiting, call forwarding and caller ID. In addition, as a standard voice carrier, Prism is required to provide emergency (911) services and directory and operator assistance. To be consistent with its goal of offering its customers simple, integrated billing, Prism plans to offer such services for a flat monthly charge, plus flat rate per minute charges for local toll and long distance services.

Prism prices for voice services will vary from market to market depending on local competitive conditions and regulatory considerations. Further, the prices listed above may change over time.

ADDITIONAL PRISM SERVICES. Prism either offers or is planning to offer several services to RED customers by the first quarter of calendar 2000, including domain name hosting, on-line data back-up and web hosting, as described below:

o Domain name hosting- RED customers can switch from their current Internet service providers to its services without having to change their e-mail addresses. Prism offers three types of domain name hosting based on the size of the customer and whether they have their own mail servers.

o On-line data back-up- Prism plans to offer automatic data backup service to RED customers together with its high-speed data services. This service stores redundant copies of files from customer desktops and servers as often as requested by the customer, protecting customers against unexpected loss of critical data.

o Web hosting- Prism intends to host Web addresses for both residential and small and medium sized business Web sites. Prism basic Web hosting service includes 10 Mbps of web space, one e-mail address and online tutorial and support. Heavy-user business Web site hosting will include 25 to 50 Mbps of Web space, eight e-mail accounts and security features to ensure secure communications between a server and Web browser.

Later in calendar year 2000, Prism plans to introduce virtual private network capability and broadband content such as media and entertainment presentations. Over the next several years, Prism believes that enhancements to the applications described above, together with new applications, will be key to retaining existing customers, attracting new ones, and offsetting potential revenue declines from competition in high speed data and voice services.

The Prism Strategy

Prism intends to become a leading integrated communications carrier by directly offering customers, namely small and mid-sized businesses, teleworkers and residential power users, communications services that enhance productivity. Prism's array of services will include high-speed connectivity, local and long distance voice, video conferencing and secure applications such as automatic data storage and recovery and teleworking solutions currently utilizing broadband technology. Prism believes there are five key components of its strategy that will enable us to achieve its objective:

o Build a national, facilities-based network to offer integrated data and voice services to the largest and most densely populated markets.
o    Pursue multiple marketing  channels  supported by brand advertising.
o    Focus on building  customer  relationships.
o    Develop  applications  that benefit  from  high-speed  connectivity.
o    Leverage  the key benefits of its  strategic  relationship  with  Comdisco.


Customers, Sales And Marketing

CUSTOMERS. Prism offers its services to small-to mid-sized businesses, teleworkers and residential power users. Currently, more than half of its customers are small and medium sized businesses. The average recurring monthly revenue per customer is slightly in excess of $160.

PRISM MARKETS SERVICES THROUGH PRINT AND BROADCAST ADVERTISING, OUTBOUND TELEMARKETING, direct sales force, indirect value - added resale agreements and through its relationship with Comdisco.

ADVERTISING. Prism has established a strong brand identity in the greater New York City metropolitan area through its advertising on television, billboards, and in newspapers, as well as by selectively sponsoring public relations and other events. Prism intends to accompany the launch of its voice and data services in other markets with similar advertising efforts as appropriate.

DIRECT SALES. Prism markets its services in the greater New York City metropolitan area through a direct sales force of 20 people. Prism also generates lead referrals for its direct sales force through in-house telemarketing efforts. Prism intends to increase the size of its sales and technical support force to sell and support these services as Prism expands its business. Prism plans to have up to 20 salespersons in each of its designated market areas depending upon market size. Prism's direct sales process, from initial solicitation to installation, generally ranges from 30 to 60 days for small and medium businesses and individuals, while sales to larger businesses with more complex communications requirements may require more time to develop customized solutions. The large business sales process may take up to six months and may involve:

o         coordination with other Comdisco-offered services;
o         a significant technical evaluation;
o         an initial trial roll-out of its services; and
o         a commitment of capital and other resources by the customer.

INDIRECT SALES CHANNELS. Prism also markets services, under the RED brand, to small and medium businesses through indirect channels, value-added resellers, and integrators. RED is available in New York City from select high-end computer retail outlets, including DataVision and J&R Computer, as well as 67 valued-added resellers. Prism intends to pursue indirect sales channels in its other markets as it expands.

WEB SITE SALES. Prism recently upgraded its Web site to enable customers to order dial-up and high-speed data services electronically. This automated process generates a completed customer contract and authorizes and charges credit cards for payment. All 56k and ISDN dial-up orders are routed through its Web site, reducing its costs of processing and billing these lower price point customers.

FUTURE INTEGRATED COMMUNICATIONS SERVICES DEVELOPMENT. Prism believes it can develop a significant competitive advantage by bundling core service offerings (high-speed data connectivity and voice service) with other applications, tools and content that have been tailored to meet the specific needs of an individual or a business. These bundled communications packages will be comprised of a full suite of complementary services including voice, data connectivity, broadband applications, software, content, as well as appropriate equipment and corporate incentives for those businesses with needs across multiple locations. This integral solution will capitalize on favorable partnership arrangements including its unique relationship with Comdisco. For example, a medical office that needs imaging equipment in addition to the appropriate imaging software will be able to realize significant savings through favorable leasing of equipment through Comdisco's Lab/Scientific division.

Prism has designed the flexibility into its network to support this evolutionary strategy and Prism believes it will enable us to fully support its promise to deliver a bundled service and billing solution to its customers. Additionally, these services will be made available to customers in an online retail environment via the Web. A vertically- and geographically-driven user interface will enable prospective customers to select (or Prism to recommend) services packages that are commensurate with their needs. Prism's marketing approach within this environment will allow us to offer real-time promotions and incentives e.g., vertical market or corporate group discounts. In this way, Prism believes it will be able to differentiate Prism from others whose offerings and network capacities have not been designed to support this integrated strategy.

Customer Service

Prism offers customers a single point of contact for implementation, maintenance, and billing. Prism's network operations center in New York City provides both proactive and customer initiated maintenance services 24 hours a day, seven days a week.

Prism's comprehensive solution includes:

o         Customer line installation.
o         "Hot Cut" provisioning.
o         End user premises wiring and modem configuration.
o         Network monitoring.
o         Customer reporting and billing.
o         Customer service and technical support.
o         Operating support systems.

Prism believes that "Hot Cut" provisioning will enable Prism to provision voice and data customers faster than other companies that are required to provide a new copper telephone line as part of the service. Hot Cut Provision avoids the customer line installation process by simply re-terminating the customer's existing local loop from the ILEC switch to Prism's switch within the central office collocation space.

Network Architecture

OVERVIEW. Prism intends to deploy a national, facilities-based network utilizing Nortel's high-speed digital modem technology. Prism believes this technology, combined with its network architecture, will yield cost savings in three areas:

o INITIAL CAPITAL COST OF EQUIPMENT- Because its network will transport both data and voice, Prism believes its initial investment in switching equipment is lower than if Prism attempted to build a voice network first, and then overlaid additional data switching capabilities. Prism believes it is one of the first companies, if not the first, to initiate the building of a network in this fashion.

     While Prism believes its costs may be lower due to its network design, Prism also is planning for service flexibility. Prism believes the broadband services market is still in its infancy, and technology and products are evolving rapidly. Prism plans to deploy ITU-standardized G992.2 G.Lite splitterless modems if and when this technology becomes ubiquitous in the marketplace. To hedge against this possible technology discontinuity, Prism is deploying multiple services access shelf technology from Nortel that will support its current services as well as G.Lite, full-rate ADSL, and SDSL access applications for both voice and high-speed data. Furthermore, this multiple services access shelf technology in collocations permits us to offer a suite of services from the same access platform, reducing overall network provisioning and operations costs. A multiple services platform allows us to invest in one network management and operations support system infrastructure, instead of seeking solutions with multiple access platforms and backend network products.

o    PROVISIONING  AND  INSTALLATION-  A 1998 Bellcore  white paper compared the provisioning and operating costs of a digital subscriber line access multiplexer ("DSLAM") network to an integrated line card network (like the one Prism is deploying) and found that the integrated line card network resulted in operations cost savings. These savings result primarily from an ability to offer both data and voice transport over the same copper circuit between the customer and its remote node, thereby potentially eliminating the need for an installation visit by ILEC technicians or Prism installation technicians. Further, Nortel's digital modem and integrated line card technology has been approved by the Federal Communications Commission ("FCC") and is the only high speed data technology that has been specifically authorized by the FCC to operate on regular telephone loops, rather than qualified data loops. By purchasing non-qualified POTS loops to offer its services using Nortel's technology, Prism is able to avoid the nonrecurring charges associated with the DSL qualified loops offered by the incumbent carriers.

o NETWORK FACILITIES- By utilizing asynchronous transfer mode ("ATM") technology, Prism has the ability to transport both data and voice over a single network, thereby more efficiently using facilities that connect its network elements. Prism plans to use a combination of ILEC and competitive access providers for intra-city facilities, and both dark fiber and network capacity provided through the agreement with Williams (see "Optical Backbone" below) for longer distances.

Prism is constructing a voice network using Nortel DMS-500, Access Node Express, RSC, and multiple services access shelf technology using the Universal Edge 9000 and Succession 9000 products. Prism is building its voice network to carrier-grade voice standards found in many of today's copper-based voice networks. Prism believes its carrier-grade standard will enable Prism to provide high network reliability and consistent data bandwidth availability to its customers.

Prism's network is designed to be highly secure between the subscriber's premise and the integrated line card located in its collocation. Prism broadband service gateway technology is based on a powerful IP Services platform that offers firewall and IP address anti-spoofing capabilities for public high-speed data access networks. Prism security solution means that data and voice traffic cannot be viewed by others until it reaches a provider network, such as a corporate network, or the Internet, and upon reaching its destination, traffic is shared as directed by the customer and subject to rules established by the customer. In the future, Prism plans to provide virtual private network ("VPN") services to its customers that will offer equivalent or enhanced security to today's frame relay or ATM managed network offerings. For RED HomeWork and RED PowerWork subscribers, Prism will also optionally configure and package personal firewall software to provide additional protection from accidental or intentional attacks to the subscriber's personal computer from other Internet users.

COMPONENTS.   Prism  components  are  integrated  into  networks  across  local, metropolitan and wide areas that combine speed and balanced capacity in a manner designed to deliver a high performance networking experience for its customers.

o CUSTOMER EQUIPMENT. Prism leases to the customer a Nortel digital modem as part of its complete service offering, the cost of which is included in the list price of the service. Prism configures and installs these modems with the end user's computer AND NETWORK EQUIPMENT ALONG WITH ANY REQUIRED ON-site wiring needed to connect the modem and the telephone line. Under FCC policies, a customer also is free to obtain compatible modems from sources other than us. For customers with multiple users, Prism also provides routers that efficiently route data traffic over a single digital modem and copper circuit.

o COPPER TELEPHONE LINES. Prism leases copper telephone lines, known as unbundled network elements, or local loops, which run from its network access points in central offices or other remote node locations, to the customer location under terms specified in telecommunications regulations and its interconnection agreements. Prism works closely with traditional telephone companies to define specifications that ensure the quality of the copper telephone lines Prism receives, thereby ensuring the transmission speed of end user connections.

o CENTRAL OFFICE COLLOCATION SPACES AND OTHER REMOTE NODE LOCATIONS. Through FCC and state telecommunications regulatory policies as well as its interconnection agreements with traditional telephone companies, Prism secures collocation space in central offices from which it desires to offer services. These collocation spaces are designed to offer the same high reliability and availability standards as traditional telephone company's other central office space. In approximately 85% of its collocation spaces,

     Prism has installed or plans to install its own switch in a secure cage, accessible only by its switch operations technicians. In the limited number of cases where Prism has been unable to obtain physical space within a desired central office, Prism has obtained SCOPE or cageless collocation rights. With SCOPE collocation, Prism installs and maintains its equipment in the traditional telephone company's central offices, but its access to the space is non-exclusive. Pursuant to a recent order by the FCC, Prism expects in the future to be entitled to additional collocation options, including adjacent collocation. Typical equipment in a collocation space includes a Nortel remote switching device, such as an access node, with integrated line cards used to process both data and voice traffic.

o HOST SITES. A host site is a physical location where Prism connects all of its remote nodes and aggregate voice and data traffic in one city for transport to other cities, the Internet, LAN's/WAN's and other networks. A typical Prism host site includes a Nortel switch, such as a DMS-500, as well as additional equipment used to efficiently switch and route voice and data traffic. Prism currently has a host site in New York City, has secured leases for an additional 26 sites, and is currently installing host switches in eight of such sites.

o OPTICAL BACKBONE. In the Eastern half of the United States, Prism plans to connect hub sites to regional hubs using a dedicated backbone of fiber Prism obtained in its agreement with Williams. Prism plans to purchase Nortel optical Internet equipment to enable us to efficiently transport data and voice traffic over this dedicated fiber. In other areas, Prism intends to lease network capacity from Williams and other providers as needs dictate. In those areas where Prism does not have dedicated fiber, Prism will establish data hubs in regional offices throughout the United States as traffic requires.

o NETWORK OPERATIONS CENTER. Prism manages its network from its network operations center located in New York City. Prism provides end-to-end network management to its customers using advanced network management tools on a 24-hour-a-day, seven-day-a-week basis. This enhances its ability to address performance or connectivity issues before they affect the end user experience. From its network operations center, Prism can monitor its network, including the equipment and circuits in its metropolitan area networks and central offices, and its customers' networks, including individual end user lines and DSL modems.

o NORTEL NETWORKS MONITORING CENTER. Through its relationship with Nortel, Prism also has the monitoring and diagnosis capabilities of its network management center (NMC). This facility provides network surveillance and analysis to remotely address trouble reports and establish preventative maintenance in advance of problems. In addition, Nortel personnel are available for dispatch to assist us in the field.

Competition

Prism believes that its most direct competition for high-speed data communications services will come from traditional telephone companies and other major DSL providers operating in its target markets. However, Prism also anticipates competition from service providers using other technologies.

TRADITIONAL TELEPHONE COMPANIES. Traditional telephone companies present in its target markets are conducting technical and/or market trials or have commenced commercial deployment of DSL-based services. Prism recognizes that each traditional telephone company has the potential to quickly overcome many of the obstacles that Prism believes have delayed widespread deployment of DSL services by traditional telephone companies in the past.. The traditional telephone companies have an established brand name, a large number of existing customers and a reputation for high quality in their service areas. They also possess sufficient capital to deploy DSL equipment rapidly, have their own copper lines and can bundle digital data services with their existing analog voice services to achieve economies of scale in serving customers. In the absence of strong oversight by the FCC and state telecommunications regulators, traditional telephone companies also have an economic incentive to benefit their own DSL retail operations by providing themselves with the copper telephone lines, collocation, support services and other essential DSL service inputs on more favorable terms than they provide these facilities and services to their broadband competitors, ;like Prism. These factors give the traditional telephone companies a potential competitive advantage compared with Prism. Accordingly, Prism may be unable to compete successfully against Bell Atlantic or the other traditional telephone companies, and any failure to do so would materially and adversely affect its business, operating results and financial condition.

MAJOR DSL PROVIDERS. Other competitive telecommunications companies plan to offer or have begun offering DSL-based access services in its targeted markets, and others are likely to do so in the future. Competitive telecommunications companies that provide DSL service include Covad Communication Group Inc., Rhythms NetConnections Inc., NorthPoint Communications Group Inc. and Network Access Solutions Corp., but currently, Prism believes such companies only provide data services.

OTHER SERVICE PROVIDERS. Many of its competitors are offering, or may soon offer, technologies and services that will compete with some or all of its broadband service offerings. These technologies include T1, integrated services digital network, satellite, cable modems and analog modems and could be provided by:

o         Cable Modem Service Providers
o         Traditional Long Distance Carriers
o         Interexchange Carriers
o         Internet Service Providers
o         Wireless and Satellite Data Service Providers

VOICE SERVICES. In each designated market area in which Prism introduces voice services, it will face, and expect to continue to face, significant competition from the traditional telephone companies, which currently dominate their local telecommunications markets. Prism competes with the traditional telephone companies for local exchange services on the basis of product offerings, reliability, state-of-the-art technology, price, route diversity, ease of ordering and customer service. However, the traditional telephone companies have long-standing relationships with their customers and provide those customers with various transmission and switching services that Prism, in many cases, does not currently offer. Prism has sought, and will continue to seek, to achieve parity with the traditional telephone companies in order to become able to provide a full range of local telecommunications services. Existing competition for private line and special access services is based primarily on quality, capacity and reliability of network facilities, customer service, response to customer needs, service features and price, and is not based on any proprietary technology.

Prism will also face competition from other potential competitors with respect to its local and long distance voice services. In addition to the traditional telephone companies and competitive access providers, potential competitors capable of offering switched local and long distance services include long distance carriers such as AT&T Corp., MCI WorldCom and Sprint Corporation, cable television companies, such as Tele-Communications, Inc. and Time Warner Inc., electric utilities, microwave carriers, wireless telephone system operators and private networks built by large end-users.

Prism believes that the 1996 Telecom Act as well as a recent series of completed and proposed transactions between traditional telephone companies and long distance companies and cable companies increase the likelihood that barriers to local exchange competition will be removed. The 1996 Telecom Act states that regional Bell operating companies must meet certain requirements that essentially lower barriers to entry to competitive carriers before they are permitted to provide in-region, interLATA services. When traditional telephone companies that are regional Bell operating company subsidiaries are permitted to provide those services, they will be in a position to offer single source service. Traditional telephone companies that are not regional Bell operating company subsidiaries may offer single source service presently.

In some cases, cable television companies are upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. In addition, under the 1996 Telecom Act, electric utilities may install fiber optic telecommunications cable and may facilitate provision of telecommunications services by electric utilities over those networks if granted regulatory authority to do so. Cellular and PCS providers may also be a source of competitive local telephone service.

A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors. In addition, many of its existing and potential competitors have financial, personnel and other resources, including name recognition, significantly greater than Prisms'.

Prism also competes with long distance carriers in the provision of long distance services. Although the long distance market is dominated by three major competitors, AT&T, MCI WorldCom and Sprint, hundreds of other companies also compete in the long distance marketplace.

Relationship with Traditional Telephone Companies

Prism's relationships with traditional telephone companies are critical to its business. Prism depends on traditional telephone companies for collocation facilities, copper telephone lines, support services and some of the fiber optic transport that Prism uses for its network. Prism's interconnection agreements with each of the traditional telephone companies in its market areas govern much of this critical relationship. Prism has signed interconnection agreements with Bell Atlantic in New York, New Jersey, Pennsylvania, Maryland, Virginia, Connecticut, Delaware, Massachusetts and Washington D.C., with Ameritech in Illinois, Ohio, Indiana, Michigan and Wisconsin and with BellSouth in North Carolina, Florida, Georgia and Kentucky and with Cincinnati Bell for the greater Cincinnati area.

These interconnection agreements all have terms which expire within the next two years, subject to certain regulatory mandated extensions. Thus, Prism may be required to renegotiate its agreements in the future. Although Prism expects to renew its interconnection agreements, there can be no assurance that Prism can extend or renegotiate agreements on favorable terms.

Additionally, the FCC, state telecommunications regulators and the courts have authority to interpret its interconnection agreements and to resolve disputes in the event of a disagreement between a contracting traditional telephone company and Prism. There can be no assurance that these bodies will not interpret the terms or prices of its interconnection agreements in ways that could adversely affect its business, operating results and financial condition.

In order to expand into other regions, Prism is also negotiating interconnection agreements with the other incumbent LECs, including U S WEST, SBC (including Southwestern Bell and PacBell) and GTE.

Government Regulation

The facilities and services that Prism obtains from traditional telephone companies in order to provide its services are regulated extensively by the FCC and state telecommunications regulatory agencies. To a lesser extent, the FCC and state telecommunications regulators exercise direct regulatory control over the terms under which Prism provides services to the public. Municipalities also regulate limited aspects of the telecommunications business by imposing zoning requirements, permit or right-of-way procedures or fees, among other regulations. The FCC and state regulatory agencies generally have the authority to condition, modify, cancel, terminate or revoke operating authority for failure to comply with applicable laws, or rules, regulations or policies. Fines or other penalties also may be imposed for these violations. Prism cannot assure you that regulators or third parties would not raise issues regarding its compliance or non-compliance with applicable laws and regulations. Prism believes that it operates its business in compliance with applicable laws and regulations of the various jurisdictions in which Prism operate and that it possesses the approvals necessary to conduct its current operations.

Employees

As of December 1999 Prism had approximately 285 employees. Prism believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel. Competition for those personnel is intense, and Prism may be unable to identify, attract and retain those personnel in the future. None of its employees are represented by a labor union or are the subject of a collective bargaining agreement. Prism has never experienced a work stoppage and believes that its employee relations are good.

Legal Proceedings

Prism is not currently involved in any legal proceedings that Prism believes could have a material adverse effect on its business, financial position, results of operations or cash flows. Prism is, however, subject to state telecommunications regulators, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Telecomm Act, the Federal
Communications Act of 1934, as amended, various state telecommunications statutes and regulations, the interpretation of competitive telecommunications company interconnection agreements in general, and its interconnection agreements in particular. In some cases, Prism may be deemed to be bound by the results of ongoing proceedings of these bodies or the legal outcomes of other contested interconnection agreements that are similar to its agreements. The results of any of these proceedings could have a material adverse affect on its business, operating results, and financial condition.

Additional Information

FOR INFORMATIONAL PURPOSES ONLY, Prism financial statements are attached to this Form 10-K as Exhibit 99.03. These statements are not incorporated by reference in this or any other filing with the Securities and Exchange Commission. THESE STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE COMDISCO, INC. CONSOLIDATED FINANCIAL STATEMENTS AND THIS INFORMATION IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

D.  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

See Note 16 of Notes to Consolidated Financial Statements for information about foreign and domestic operations.

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

Ventures principal executive offices are located and its venture leasing and venture debt activities are conducted at 3000 Sand Hill Road, Menlo Park, California. Ventures leases office space at the following locations:

   LOCATION                          SQUARE FOOTAGE LEASED
Menlo Park, CA                              3,685
Palo Alto, CA                               4,518
Waltham, MA                                 2,393
Rosemont, IL                                2,066

Ventures believes its current facilities are adequate for its existing needs and that additional, suitable space will be available as required.

Prism's headquarters is in New York City, at 770 Broadway, in facilities consisting of approximately 40,000 square feet under a lease that expires in 2009.

Prism's network operations center is also in New York City, at 11 Beach Street, in facilities consisting of approximately 12,500 square feet under a lease that expires in 2008.

Prism also leases collocation space in central offices from traditional telephone companies where Prism operates or plan to operate under the terms of its interconnection agreements with those traditional telephone companies and regulations imposed by state telecommunications regulators and the FCC. While the terms of these leases are perpetual, the productive use of its collocation facilities is subject to the terms of its interconnection agreements which have initial terms that expire in the years 2000 through 2002. Prism intends to increase collocation space as it expands its network.

The Company's electronics group leases approximately 68,000 square feet in San Jose, California, to be used primarily for equipment demonstration, maintenance and storage.

Item 3.  Legal Proceedings

No material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended September 30, 1999.

PART II.

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

STOCK SPLIT

On April 22, 1998, the Board of Directors authorized a two-for-one split of the Company's common stock to be distributed on June 15, 1998, to holders of record on May 22, 1998. Accordingly, all references in the Company's Annual Report to Stockholders for the year ended September 30, 1999 and the Company's Annual Report on Form 10-K for the year ended September 30, 1999 to common share data have been adjusted to reflect the split.

PRICE RANGE OF COMMON STOCK

Price Range of Common Stock on page 34 of the Annual Report to Stockholders for the year ended September 30, 1999 is incorporated herein by reference.

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

COMMON STOCK REPURCHASE PROGRAM

The Company has an on-going common stock repurchase program. During fiscal 1999 and 1998, the Company purchased five million shares at an aggregate cost of $82 million and six million shares at an aggregate cost of $88 million, respectively.

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

DIVIDENDS

The Company has paid cash dividends quarterly since February 1979. Cash dividends paid on common stock were $15 million in fiscal 1999 and fiscal 1998. The most recently declared quarterly common stock cash dividend, $.025 per share, was paid on December 13, 1999 to stockholders of record on November 12, 1999. There are no restrictions on the Company's present or future ability to pay common dividends, except its agreement to maintain a debt to net worth ratio pursuant to, and certain other limitations contained in, the Company's multi-option and global revolving credit agreements, none of which have any current application. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent upon the Company's profit levels and capital requirements as well as financial and other conditions existing at the time. Common stock cash dividends paid were $.10 per share in fiscal 1999 and fiscal 1998.

Item 6.  Selected Financial Data

Six Year Summary on pages 24 and 25 of the Annual Report to Stockholders for the fiscal year ended September 30, 1999 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 26 through 34 of the Annual Report to Stockholders for the fiscal year ended September 30, 1999 is incorporated herein by reference.

Information relating to the Company's Year 2000 Readiness has been included in a Current Report on Form 8-K dated and filed with the Commission on September 23, 1999 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Qualitative Information About Market Risk on pages 33 and 34 of the Annual Report to Stockholders for the fiscal year ended September 30, 1999 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements on pages 35 through 53 of the Annual Report to Stockholders for the fiscal year ended September 30, 1999 is incorporated herein by reference. Quarterly Financial Data on page 52 of the Annual Report to Stockholders for the fiscal year ended September 30, 1999 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III.

Item 10.  Directors and Executive Officers of Registrant

The information relating to Directors and Executive Officers of Registrant contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1999 is incorporated herein by reference.

Item 11.  Executive Compensation

The information relating to Executive Compensation contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1999 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information relating to Security Ownership of Certain Beneficial Owners and Management contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1999 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information relating to Certain Relationships and Related Transactions contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 1999 is incorporated herein by reference.

PART IV.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1) and (a)(2)          Certain Documents Filed as Part of the Form 10-K:

                           The financial statements, including the supporting schedule, listed in the Index to Financial Statements and Financial Statement Schedule are filed as part of this form 10-K on page 36.

(a)(3) Exhibits:

                           See index to exhibits filed as part of this form 10-K on pages 39 through 43

                           Items identified as exhibits 10.01 through 10.15 of that index are management contracts or compensation arrangements required to be filed as exhibits to this Form 10-K.

(b) Exhibits:

                           Included in Item (a)(3) above.

(c) Financial Statement Schedule Required by Regulation S-X:

                           Included in Item (a)(1) and (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       COMDISCO, INC.

DATE: DECEMBER 21, 1999                                BY:   /S/ DAVID J. KEENAN
                                                       -------------------------
                                                       David J. Keenan
                                                       Senior Vice President and
                                                       Corporate Controller

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/  NICHOLAS K. PONTIKES
Nicholas K. Pontikes
CHIEF EXECUTIVE OFFICER                                /S/PHILIP A. HEWES
(Principal Executive Officer),                         Philip A. Hewes
President and  Director                                Director

/S/ JOHN J. VOSICKY                                    /S/ JAMES VOELKER
John J. Vosicky                                        James Voelker
Chief Financial Officer (Principal                     Director
Financial Officer) and Director

/S/  DAVID J. KEENAN                                   /S/ WILLIAM N. PONTIKES
David J. Keenan                                        William N. Pontikes
Senior Vice President                                  Director
(Principal Accounting Officer)
and Corporate Controller

/S/ ROBERT A. BARDAGY                                  /S/ THOMAS H. PATRICK
Robert A. Bardagy                                      Thomas H. Patrick
Director                                               Director

/S/ HARRY M. JANSEN KRAEMER, JR.
Harry M. Jansen Kraemer, Jr.                           Rick Kash
Director                                               Director

/S/ C. KEITH HARTLEY                                   /S/ CAROLYN L. MURPHY
C. Keith Hartley                                       Carolyn L. Murphy
Director                                               Director

                                                Each of the above signatures is
                                                AFFIXED AS OF  DECEMBER 21, 1999

Comdisco, Inc. and Subsidiaries

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements and notes to consolidated financial statements of Comdisco, Inc. and Subsidiaries and related Independent Auditors' Report, included in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1999, are incorporated by reference in Item 8:


                                                                   Annual Report
                                                                     page number
                                                                    ------------
Consolidated Statements of Earnings --

  Years Ended September 30, 1999, 1998 and 1997 . . . . . . . .          35

Consolidated Balance Sheets -- September 30, 1999 and 1998 . . .         36

Consolidated Statements of Stockholders' Equity --

  Years Ended September 30, 1999, 1998 and 1997  . . . . . . . .         37

Consolidated Statements of Cash Flows --

  Years Ended September 30, 1999, 1998 and 1997  . . . . . . . .        38-39

Notes to Consolidated Financial Statements . . . . . . . . . . .        40-53

Independent Auditors' Report . . . . . . . . . . . . . . . . . .         54


The following consolidated financial statement schedule of Comdisco, Inc. and Subsidiaries is included in Item 14(d):




                                                                 Form 10-K
                                                                PAGE NUMBER

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS . . . . . . . . .      38

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

[KPMG LLP Letterhead]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Comdisco, Inc.:

Under date of November 2, 1999, we reported on the consolidated balance sheets of Comdisco, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1999, as contained in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended September 30, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                /s/  KPMG LLP

Chicago, Illinois
November 2, 1999

 Comdisco, Inc. and Subsidiaries



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended September 30, 1999
(in millions)

                                                           Additions
                                        Balance at        charged to                       Balance at
                                         beginning         costs and                              end
       DESCRIPTION                       of period          expenses           Other        of period
-------------------------------         ----------        ----------           -----       ----------

Year ended September 30, 1997:
Allowance for
  doubtful accounts                       $21               $10              $(9)<F1>          $22
                                          ===               ===              ====              ===

Year ended September 30, 1998:
Allowance for
  doubtful accounts                       $22               $12            $ (10)<F1>          $24
                                          ===               ===            ======              ===

Year ended September 30, 1999:
Allowance for
  doubtful accounts                       $24               $41             $(22)<F1>          $43
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

       Exhibit No.                       Description of Exhibit

            3.01 Restated Certificate of Incorporation of Registrant dated February 12, 1988

                               Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Forms S-8 and S-3, File No. 33-20715, filed March 8, 1988.

            3.02      Certificate  of  Amendment  of  Restated   Certificate  of
                      Incorporation dated February 3, 1998

                               Incorporated by reference to Exhibit 3.02 filed with the Company's Annual Report for the year ended September 30, 1998 on Form 10-K File No. 1-7725

            3.03      Certificate   of   Designations   for   Series   C  Junior
                      Participating Preferred Stock

                               Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated November 5, 1997, as filed with the Commission November 6, 1997, File No. 1-7725

            3.04      By-Laws of Registrant dated November 4, 1997

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

            4.06      Indenture Agreement between  Registrant and The Fuji  Bank
                      and Trust  Company, as Trustee, dated as of December   15,
                      1998

                               Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated January 19, 1999, as filed with the Commission on January 20, 1999, File No. 1-7725, the copy of the Indenture dated as of December 15, 1998 between the Registrant and The Fuji Bank and Trust Company, as Trustee (said Indenture defines certain rights of security holders).

            4.07 Indenture Agreement between Registrant and SunTrust Bank, Atlanta, as Trustee, dated as of September 15, 1999

                               Incorporated by reference to Exhibit 4.1 filed with the Company's Registration Statement on Form S-3 dated September 24, 1999, as filed with the Commission on September 24, 1999, File No. 333-87725, the copy of the Indenture dated as of September 15, 1999 between the Registrant and SunTrust Bank, Atlanta, as Trustee (said Indenture defines certain rights of security holders).

           10.01      1981 Stock Option Plan of the Registrant

                               Incorporated by reference to Exhibit 10.4 filed with the Company's Annual Report for the year ended September 30, 1982 on Form 10-K, File No. 1-7725.

           10.02 Amendment to 1979 and 1981 Stock Option Plans of the Registrant dated December 15, 1986

                               Incorporated by reference to Exhibit 10.6 filed with the Company's Annual Report for the year ended September 30, 1987 on Form 10-K, File No. 1-7725.

Exhibit No.                         Description of Exhibit


           10.03      1987 Stock Option Plan of the Registrant

                               Incorporated by reference to Exhibit 10.7 filed with the Company's Annual Report for the year ended September 30, 1988 on Form 10-K, File No. 1-7725.

           10.04 Amendment to 1981 and 1987 Stock Option Plans of the Registrant dated November 4, 1987

                               Incorporated by reference to Exhibit 10.9 filed with the Company's Annual Report for the year ended September 30, 1987 on Form 10-K, File No. 1-7725.

           10.05      1989 Non-Employee Director Stock Option Plan

                               Incorporated by reference to Exhibit 10.11 filed with the Company's Annual Report for the year ended September 30, 1990 on Form 10-K, File No. 1-7725.


           10.06      1996 Non-Employee Director Stock Option Plan

                               Incorporated by reference to Exhibit 10.10 filed with the Company's Annual Report for the year ended September 30, 1996 on Form 10-K, File No. 1-7725.

           10.07      1991 Stock Option Plan

                              Incorporated by reference to Exhibit 10.08 filed with the Company's Annual Report for the year ended September 30, 1992 on Form 10-K, File No. 1-7725.

           10.08      1992 Long-Term Stock Ownership Incentive Plan

                              Incorporated by reference to Exhibit 10.09 filed with the Company's Annual Report for the year ended September 30, 1992 on Form 10-K, File No. 1-7725

           10.09      1995 Long-Term Stock Ownership Incentive Plan

                               Incorporated by reference to Exhibit 10.13 filed with the Company's Annual Report for the year ended September 30, 1996 on Form 10-K, File No. 1-7725.

           10.10      Amended and Restated 1998 Employee Stock Purchase Plan

                               Incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q, File No. 1-7725.

Exhibit No.                         Description of Exhibit


           10.11      Amended and Restated International Employee Stock
                      Purchase Plan

                               Incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q, File No. 1-7725.

           10.12      1998 Stock Option Program

                               Incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report for the quarter ended June 30, 1998 on Form 10-Q, File No. 1-7725.

           10.13 Amendments to the 1995 Long-Term Stock Ownership Incentive Plan; 1992 Long-Term Stock Ownership Incentive Plan; 1991 Stock Option Plan; 1987 Stock Option Plan; 1981 Stock Option Plan; 1996 Non-Employee Director Stock Option Plan; and 1989 Non-Employee Director Stock Option Plan, each dated November 3, 1999.

           10.14      Management Compensation Arrangements and Plans

           11.00      Computation of Earnings Per Share

           12.00      Ratio of Earnings to Fixed Charges

           13.00      Annual Report to Security Holders

                               Six Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements on pages 24 through 53 and the
                               Quarterly Financial Data on page 52 and the Independent Auditors' Report on page 54 of the Annual Report to security holders for the fiscal year ended September 30, 1999 have been incorporated by reference as part of this Form 10-K.


           21.00      Subsidiaries of Registrant

           23.01      Consent of KPMG LLP dated December 22, 1999

           23.02      Consent of KPMG LLP dated December 22, 1999

           23.03      Consent of KPMG LLP dated December 22, 1999

           27.00      Financial Data Schedule

           99.00      Year 2000 Readiness Disclosure

                               Incorporated   by  reference   to  the  Company's
                               Current Report on Form 8-K filed September 23, 1999, File No. 1-7725.

Exhibit No.                         Description of Exhibit


           99.02      Financial Statements of Comdisco Ventures

                               These financial statements are filed with this Annual Report on Form 10-K for informational purposes only and are not incorporated by reference in this or any other filing with the Securities and Exchange Commission.


           99.03      Financial Statements of Prism Communications Services,Inc.

                               These financial statements are filed with this Annual Report on Form 10-K for informational purposes only and are not incorporated by reference in this or any other filing with the Securities and Exchange Commission.