Form 10-Q
period 1999-12-31
COMDISCO INC
filed 2000-02-14
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                For the quarterly period ended December 31, 1999

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


                          Name of each Number of shares
                     Title of exchange on outstanding as of
                  each class which registered December 31, 1999

                Common stock, New York Stock Exchange 152,574,602
                      $.10 par value Chicago Stock Exchange


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

         Consolidated Statements of Earnings --
          Three Months Ended December 31, 1999 and 1998 .......................3

         Consolidated Balance Sheets --
          December 31, 1999 and September 30, 1999 ............................4

         Consolidated Statements of Cash Flows --
          Three Months Ended December 31, 1999 and 1998 .......................5

         Notes to Consolidated Financial Statements ...........................7


  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..............................14

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........24

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders ...............24

  Item 6.  Exhibits and Reports on Form 8-K ..................................25

SIGNATURES ...................................................................28

PART I. FINANCIAL INFORMATION
Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in millions except per share data)



                                                                      Three Months Ended
                                                                           December 31
                                                                          1999    1998
                                                                          ----    ----
Revenue
  Leasing
    Operating........................................................    $ 434    $ 531
    Direct financing.................................................       43       41
    Sales-type.......................................................       78      160
                                                                         -----    -----
          Total leasing..............................................      555      732

Sales...............................................................        68       58
Technology services.................................................       147      118
Other...............................................................       107       13
                                                                         -----    -----
    Total revenue...................................................       877      921
                                                                         -----    -----

Cost and expenses
  Leasing
    Operating.......................................................       351      430
    Sales-type......................................................        60      127
                                                                         -----    -----
          Total leasing.............................................       411      557

  Sales.............................................................        50       51
  Technology services...............................................       125      100
  Selling, general and administrative...............................       115       69
  Interest..........................................................        84       84
  Prism Communication Services......................................        27       --
                                                                         -----    -----
    Total costs and expenses........................................       812      861

Earnings before income taxes........................................        65       60
Income taxes........................................................        23       22
                                                                         -----    -----
Net earnings available to common
    stockholders....................................................     $  42    $  38
                                                                         =====    =====

Net earnings per common share:
      Earnings per common share--basic..............................     $ .27    $ .25
                                                                         =====    =====
      Earnings per common share--diluted............................     $ .26    $ .24
                                                                         =====    =====

Cash dividends paid per common share................................     $.025    $.025
                                                                         =====    =====

Common shares outstanding:
     Average common shares outstanding--basic.......................       152      152
     Average common shares outstanding--diluted.....................       162      161

     See accompanying notes to consolidated financial statements

                                      -3-

Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except share data)

                                                                     December 31 September 30
                                                                         1999        1999
                                                                     ----------- ------------
                                                                     (unaudited)   (audited)

ASSETS
Cash and cash equivalents...........................................    $  291     $  387
Cash - legally restricted...........................................        32         46
Receivables, net....................................................       801        696
Inventory of equipment..............................................       140        115
Leased assets:
  Direct financing and sales-type...................................     2,245      2,107
  Operating (net of accumulated depreciation).......................     3,533      3,516
                                                                        ------     ------
   Net leased assets................................................     5,778      5,623
Buildings, furniture and other, net.................................       370        229
Other assets........................................................     1,021        711
                                                                        ------     ------
                                                                        $8,433     $7,807
                                                                        ======     ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable.......................................................    $1,059       $820
Term notes payable..................................................       550        550
Senior notes........................................................     3,686      3,686
Accounts payable....................................................       219        263
Income taxes........................................................       487        382
Other liabilities...................................................       658        531
Discounted lease rentals............................................       546        515
                                                                        ------     ------
                                                                         7,205      6,747
                                                                        ------     ------

Stockholders' equity:
 Preferred stock $.10 par value
  Authorized 100,000,000 shares; issued 0 shares....................        --         --
 Common stock $.10 par value
  Authorized 750,000,000 shares;
  issued 223,007,939 shares
  (223,464,344 at September 30, 1999)...............................        22         22
Additional paid-in capital..........................................       337        302
Accumulated other comprehensive income..............................       182         58
Retained earnings...................................................     1,172      1,134
                                                                        ------     ------
                                                                         1,713      1,516
 Common stock held in treasury, at cost.............................      (485)      (456)
                                                                        ------     ------
  Total stockholders' equity........................................     1,228      1,060
                                                                        ------     ------
                                                                        $8,433     $7,807
                                                                        ======     ======

See accompanying notes to consolidated financial statements

                                      -4-

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
Three Months Ended  December 31, 1999 and 1998

Increase (decrease) in cash and cash equivalents:

                                                                          1999       1998
                                                                          ----       ----
Cash flows from operating activities:
  Operating lease and other leasing receipts.........................    $ 472      $ 543
  Direct financing and sales-type leasing receipts...................      239        245
  Leasing costs, primarily rentals paid..............................       (5)        (5)
  Sales..............................................................      103         94
  Sales costs........................................................      (29)       (50)
  Technology services receipts.......................................      138        123
  Technology services costs..........................................     (114)       (97)
  Other revenue......................................................      102         13
  Note receivable receipts...........................................       11         71
  Selling, general and administrative expenses.......................      (98)       (84)
  Interest...........................................................      (73)       (84)
  Income taxes.......................................................       (2)        (3)
                                                                         ------    ------
     Net cash provided by operating activities.......................      804        706
                                                                         ======    ======

Cash flows from investing activities:
  Equipment purchased for leasing....................................     (824)      (852)
  Investment in continuity and network services facilities...........      (55)       (36)
  Notes receivable...................................................     (161)       (71)
  Investment in Prism Communication Services.........................      (76)        --
  Other investing activities                                               (33)       (20)
                                                                        ------     ------
     Net cash used in investing activities                              (1,149)      (979)
                                                                        ======     ======

Cash flows from financing activities:

  Discounted lease proceeds..........................................      118        133
  Net increase in notes payable......................................      239         33
  Issuance of term notes and senior notes............................       25        351
  Maturities and repurchases of term notes and senior  notes.........      (25)       (90)
  Principal payments on secured debt.................................      (87)      (117)
  Common stock purchased and placed in treasury......................      (33)       (10)
  Dividends paid on common stock.....................................       (4)        (4)
  Issuance of Prism Communication Services common stock..............       10         --
  Decrease (increase) in legally restricted cash.....................       14         (8)
  Other, net.........................................................       (8)        (5)
                                                                        ------     ------
     Net cash provided by financing activities ......................      249        283
                                                                        ======     ======

Net increase (decrease)  in cash and cash equivalents................      (96)        10
Cash and cash equivalents at beginning of period.....................      387         63
                                                                        ------     ------

Cash and cash equivalents at end of period...........................   $   73     $  291
                                                                        ======     ======

See accompanying notes to consolidated financial statements

                                      -5-

Comdisco, Inc. and Subsidiaries
CONSOLIDATED  STATEMENTS  OF CASH FLOWS  (UNAUDITED)  -- CONTINUED
(in millions)
Three Months Ended December 31, 1999 and 1998


                                                                         1999      1998
                                                                         ----      ----
Reconciliation of net earnings to net cash
provided by operating activities:

Net earnings.........................................................   $  42     $  38

Adjustments to reconcile net earnings to net cash provided by operating activities:

   Leasing costs, primarily
      depreciation and amortization..................................     406       552
   Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals..................     227        67
   Cost of sales.....................................................      26         1
   Technology services costs, primarily
      depreciation and amortization..................................      11         3
   Interest..........................................................      11        --
   Income taxes......................................................      21        20
   Other - net.......................................................      60        25
                                                                        -----     -----
               Net cash provided by operating activities..............   $804      $706
                                                                        =====     =====

See accompanying notes to consolidated financial statements.


Comdisco, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 1999 and 1998

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended September 30, 1999.

The financial results of the company's services, leasing and Prism are collectively referred to as "Comdisco Group" or "Group."

The balance sheet at September 30, 1999 has been derived from the audited financial statements included in the company's Annual Report on Form 10-K for the year ended September 30, 1999.

Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings and are not available to other creditors.

Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

2.  Receivables

Receivables include the following as of December 31, 1999 and September 30, 1999 (in millions):

                                                      December 31, September 30,
                                                         1999          1999
                                                      -----------   ------------

Notes .................................................   $ 444       $ 354
Accounts ..............................................     364         297
Income taxes ..........................................       6           6
Other .................................................      55          82
                                                          -----       -----
Total receivables .....................................     869         739
Allowance for credit losses ...........................     (68)        (43)
                                                          -----       -----
Balance at end of period ..............................   $ 801       $ 696
                                                          =====       =====


Notes consist primarily of loans to privately held companies in networking, communications, software, Internet-based and other industries. The company's loans are generally structured as loans secured by equipment or subordinated loans. Interest income on loans is recorded in the Statements of Earnings as other revenue. At December 31, 1999 and September 30, 1999, Comdisco Ventures ("Ventures") had loans of approximately $431 million and $343 million, respectively. As part of the loan transaction, the company receives warrants to purchase an equity interest in the borrower at a negotiated exercise price, generally at a price based on the most recent venture capital transaction. The amount of the warrants received and the exercise price varies based upon borrower-specific valuation factors. Loans provide current income from interest and fees.

Changes in the allowance for credit losses (combined notes and accounts receivable) for the periods ended December 31, 1999 and 1998 were as follows (in millions):

                                                      December 31,  December 31,
                                                          1999          1998
                                                      -----------    -----------
Balance at beginning of period ........................    $ 43        $ 24
Provision for credit losses, Group ....................       4           3
Provision for credit losses, Ventures .................      22           1
Net credit losses .....................................      (1)         (3)
                                                            ----        ----
Balance at end of period ..............................    $ 68        $ 25
                                                            ====        ====


3.  Equity Securities

The company invests in equity instruments of privately held companies in networking, communications, software, Internet-based and other industries. For equity instruments, which are non-quoted investments, the company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The company identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired. During 1999, certain of these investments in privately held companies became available-for-sale securities when the investees completed initial public offerings.

Equity securities, which are included in Other Assets, include the following as of December 31, 1999 and September 30, 1999 (in millions):

                                                     December 31,  September 30,
                                                         1999          1999
                                                     -----------    ------------
Available-for-sale-securities:
   Cost ...............................................  $ 52          $ 49
   Unrealized gain ....................................   386           152
                                                         ----          ----
   Market value .......................................   438           201
Equity instruments (at cost less
    valuation adjustments) ............................    79            51
                                                         ----          ----
    Carrying value ....................................  $517          $252
                                                         ====          ====

Realized gains or losses are recorded upon disposition of investments based upon the difference between the proceeds and the cost basis determined using the specific identification method. All other changes in the valuation of portfolio investments are included as changes in the unrealized appreciation or depreciation of investments in the accumulated comprehensive income. Net realized gains from the sales of equity investments were $49 million during the first three months of fiscal 2000. During the three months ended December 31, 1998, the company did not liquidate any of their equity investment positions. Net realized gains are included in other revenue.

The company records the proceeds received from the sale or liquidation of warrants received in conjunction with its lease or other financings as income when received. These proceeds were $36 million during the first three months of fiscal 2000 compared to $7 million in the year earlier period. These amounts are included in other revenue.

4.  Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

The company capitalizes costs associated with the design and implementation of the Prism Communication Services ("Prism") network including internally and externally developed software. Capitalized external software costs include the actual costs to purchase existing software from vendors. Capitalized internal software costs generally include personnel costs incurred in the enhancement and implementation of purchased software packages.

Customer premise equipment consists of communications equipment that will be installed at customer premises for the duration of their service agreement with the company.

Property, plant and equipment consist of the following assets at December 31, 1999 and September 30, 1999 (in millions):

                                                      December 31, September 30,
                                                          1999         1999
                                                      -----------   ------------


Technology services property, plant and equipment
-------------------------------------------------

Land .................................................   $  8         $   8
Buildings ............................................     62            62
Leasehold improvements ...............................    115           110
Computers and telecom equipment ......................     58            58
Furniture, fixtures and office equipment .............     32            32
                                                        -----         -----
         Total .......................................    275           270

Less:  accumulated depreciation and amortization .....   (166)         (162)
                                                        -----         -----
         Technology services property, plant and
             equipment, net ..........................    109           108
                                                        -----         -----

Prism property, plant and equipment
-----------------------------------

Network, communication and customer premise equipment.    139            27
Uninstalled customer premise equipment ...............      3             3
Computers and software ...............................     14            10
Leasehold improvements ...............................     35            24
Furniture, fixtures and office equipment .............      2             1
Construction work-in-progress ........................      3             1
                                                        -----         -----
         Total .......................................    196            66

Less:  accumulated depreciation and amortization .....     (4)           (3)
                                                        -----         -----
         Prism property, plant and equipment, net.....    192            63
                                                        -----         -----
Other, property, plant and equipment, net ............     69            58
                                                        -----         -----
         Total property, plant and equipment, net ....  $ 370         $ 229
                                                        =====         =====

5.  Interest-Bearing Liabilities

At December 31, 1999, the company had $1.7 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities.

The average daily borrowings outstanding during the three months ended December 31, 1999 were approximately $5.4 billion, with a related weighted average interest rate of 6.25%. This compares to average daily borrowings during the first three months of fiscal 1998 of approximately $5.2 billion, with a related weighted average interest rate of 6.45%.

6.  Senior Notes

On October 9, 1998 the company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") for a shelf offering of up to $1.5 billion of senior debt securities on terms to be set at the time of each sale (the "1998 Shelf"). On January 19, 1999, the company designated $600 million (later reduced to $500 million as described below) in Senior Debt Securities as "Senior Medium-Term Notes, Series H" to be issued under the 1998 Shelf, of which $162 million remained available for issuance as of December 31, 1999. Pursuant to the 1998 Shelf, the company, on January 26, 1999, issued $350 million of 6.0% Senior Notes due January 30, 2002, and, on April 21, 1999, $350 million of 5.95% Notes due April 30, 2002. On August 26, 1999, the company redesignated $100 million of the "Series H Medium-Term Notes", which together with the remaining $200 million in securities previously unallocated under the shelf registration, were issued by the company as $300 million of 7.25% Notes due September 1, 2002.

On September 24, 1999 the company filed a registration statement on Form S-3 with the SEC for a shelf offering of up to $1.5 billion senior debt securities on terms to be set at the time of each sale ("1999 Shelf"). As of December 31, 1999, the entire 1999 Shelf remains available for sale.

The company plans to continue to be active in issuing senior debt during fiscal 2000, primarily to support the anticipated growth of the leased assets and, where appropriate, to refinance maturities of interest-bearing liabilities.

7.  Stockholders' Equity

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130-Reporting Comprehensive Income, which requires presentation of comprehensive income (net earnings (loss) plus all changes in net assets from non-owner sources) and its components in the financial statements.

Other comprehensive earnings (loss) consists of the following (in millions):

                                                        Three months ended
                                                           December 31,
                                                           1999     1998
                                                          ------   ------

Foreign currency translation adjustments ............     $ (16)  $   --
Unrealized gains on securities:
  Unrealized holding gains (losses) arising
   during the period ................................       303       (4)
  Reclassification adjustment for gains
   included in earnings before income
   taxes ............................................       (84)      (7)
                                                          -----    -----
Net unrealized gains and losses, before
   income taxes .....................................       219      (11)
Income (tax) benefit ................................       (79)       4
                                                          -----    -----
Net unrealized gains and losses .....................       140       (7)
                                                          -----    -----
Other comprehensive income (loss) ...................       124       (7)
Net earnings ........................................        42       38
                                                          -----    -----
Total comprehensive income ..........................     $ 166    $  31
                                                          =====    =====



On January 25, 2000 the Board of Directors declared a quarterly cash dividend of $.025 per common share to be paid on March 13, 2000 to holders of record on February 11, 2000.

During the quarter ended December 31, 1999, the company purchased 1,559,700 shares of its common stock at an aggregate cost of approximately $33 million.

8.  Prism Communication Services, Inc.

On February 28, 1999, the company completed the acquisition of Prism for a cash purchase price of approximately $53 million, of which approximately $45 million was paid in fiscal 1999. Prism is a provider of dedicated high-speed connectivity and other services to small businesses, telecommuters and other power users.

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

The excess of cost over the estimated fair value of net assets acquired was approximately $61 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 10 years. The following selected, unaudited pro forma data is presented to provide a summary of the combined results of the company and Prism as if the acquisition had been made as of the beginning of fiscal 1999 (in millions except per share data):

                                 Three months ended
                                 December 31, 1998
                                 ------------------

Total revenue ...................     $ 921
 Net income .....................        35
 Net income per common share
         Basic ..................     $ .23
         Diluted ................     $ .22


The selected, unaudited pro forma data is for informational purposes only and may not necessarily reflect the results of operations had the companies operated as one for the three-month period ending December 31, 1998. No effect has been given for synergies, if any, that may be realized through the acquisition. In addition, the company expects to expand its network within existing and into new regions, which will require significant capital expenditures as well as sales and marketing expenditures. Accordingly, the company expects to incur substantial and increasing operating expenses and net losses from Prism operations for at least the next few years.

9.  Industry Segment and Operations by Geographic Areas

During fiscal year 1999, the company adopted SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information." The company evaluates the performance of its operating segments based on earnings before income taxes. Intersegment sales are not significant. Summarized financial information concerning the company's reportable segments is shown in the following table (in millions):

Three months ended
December 31, 1999                 Leasing    Services    Prism    Ventures    Total
------------------                -------    --------    -----    --------    -----
Revenues ......................    $ 588       $ 147      $  1      $ 141     $  877
Segment profit (loss) .........        9          22       (27)        61         65
Capital expenditures ..........      774          55        76        244      1,149
Depreciation and amortization..      375          11         3         28        417


Three months ended
December 31, 1998                 Leasing    Services    Prism    Ventures    Total
------------------                -------    --------    -----    --------    -----

Revenues ......................    $ 767       $ 118      $ --      $  36     $  921
Segment profit ................       32          18        --         10         60
Capital expenditures ..........      835          36        --        108        979
Depreciation and amortization..      534           3        --         18        555


                                      -12-




The following table presents total assets for each of the company's reportable segments (in millions):

                               December 31  September 30
                                  1999          1999
                               -----------  ------------
Leasing .......................   $6,428      $6,358
Services ......................      545         479
Prism .........................      270         124
Ventures ......................    1,190         846
                                  ------      ------
Total .........................   $8,433      $7,807
                                  ======      ======


The following table presents revenue by geographic location based on the location of the company's local office (in millions):

                                  Three months ended
                                     December 31,
                                  1999          1998
                                 -----         -----

North America .................  $ 707         $ 654
Europe ........................    140           172
Pacific Rim ...................     30            95
                                 -----         -----
Total .........................  $ 877         $ 921
                                 =====         =====


The following table presents total assets by geographic location based on the location of the asset (in millions):

                                December 31   September 30
                                    1999         1999
                                -----------   ------------

North America .................  $6,822        $6,272
Europe ........................   1,019         1,029
Pacific Rim ...................     592           506
                                 ------        ------
Total .........................  $8,433        $7,807
                                 ======        ======

Comdisco, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Forward Looking Statements

Certain statements herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934, and the company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the company's operations and business environment which may cause the actual results of the company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, those risk factors set forth generally throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and specifically under "Risk Factors that May Affect Future Results" and should be read in conjunction with the company's Annual Report on Form 10-K dated December 21, 1999 and filed with the Securities and Exchange Commission on December 22, 1999, under Business-Forward-Looking Information which is incorporated herein by reference.

Overview

The industry in which the company operates has become service oriented, with the business driven by service capabilities. Accordingly, Comdisco has aligned into four primary business lines: technology services, global leasing in areas such as electronics, communications, medical, laboratory and scientific equipment (referred to as "Equipment Services") and the financing of other high technology equipment (including information technology equipment) and Prism (as defined and described in "Business"), (services, leasing and Prism are collectively referred to as "Comdisco Group") and Comdisco Ventures ("Ventures").

Net Earnings

Net earnings available to common stockholders (hereinafter referred to as "net earnings") for the three months ended December 31, 1999 were $42 million, or $.26 per diluted common share, as compared to $38 million, or $.24 per diluted common share, for the three months ended December 31, 1998. The increase in net earnings and earnings per share in the three months ended December 31, 1999 compared to the year earlier period is primarily due to increased earnings by Ventures, offset by lower earnings contributions from leasing and the impact of Prism losses. Remarketing (as discussed below) decreased in the current year quarter as compared to both the fourth and first quarter of fiscal 1999, which had a negative impact on earnings contributions from leasing.

Business

Comdisco Group:

Services: The company's technology services business attained record revenues in the first quarter of fiscal 2000, however, higher costs, primarily associated with higher personnel costs and continued investment in new service development, negatively impacted margins on the company's technology services business. Costs associated with the development and implementation of the company's network services infrastructure had a negative impact on the network services earnings contribution. Technology services had pretax earnings of $22 million in the quarter ended December 31, 1999. This compares to pretax earnings of $18 million in the quarter ended December 31, 1998 and $23 million in the quarter ended September 30, 1999. Revenue from continuity contracts, which is recognized monthly during the noncancelable continuity contract and is therefore recurring and predictable, was approximately $89 million, $80 million and $84 million during the three months ended December 31, 1999 and 1998, and September 30, 1999, respectively, representing approximately 60%, 68% and 57% of technology services revenue. See "Risk Factors That May Affect Future Results" for a discussion of the factors that may affect earnings contributions from services.

Leasing: Cost of equipment placed on lease was $780 million during the quarter ended December 31, 1999. This compares to cost of equipment placed on lease of $797 million and $766 million during the quarters ended December 31, 1998 and September 30, 1999, respectively. Equipment Services had worldwide cost of equipment placed on lease of $381 million, compared to $216 million in the year earlier period. See below for a discussion of remarketing and "Risk Factors that May Affect Future Results" for a discussion of leasing.

In addition to originating new equipment lease financing, the company remarkets used equipment from its lease portfolio. Remarketing is the sale or re-lease of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Remarketing activities are comprised of earnings from follow-on leases and gross profit on equipment sales. Remarketing activity, an important factor in quarterly earnings, decreased in the current quarter as compared to both the first and fourth quarters of fiscal 1999. Remarketing activity will continue to be an important contributor to quarterly earnings in the near and long term because of the size of the company's lease portfolio. In addition, remarketing activity will be critical in the residual leasing business provided by Equipment Services.

On March 24, 1999, the company announced a major shift in corporate strategy, including focusing on high-margin service businesses and shedding low-margin businesses, including its mainframe leasing portfolio and medical refurbishing business. The sale of the mainframe portfolio (the "Sale") and the sale of the medical refurbishing business were both concluded in the fiscal quarter ended June 30, 1999. In addition to these sales, the company completed the sale of substantially its entire vendor lease portfolio in September 1999.

Prism: The company finalized the acquisition of Prism during the quarter ended March 31, 1999. Prism is building out a high-speed, always-on digital network, which will provide customers with leading-edge connectivity. Prism markets its services to enterprise customers to provide employees with high-speed remote access to their Local Area Network to improve employee productivity and reduce operating costs, and to consumer end users. Prism's services are provided over standard copper telephone lines at speeds significantly faster than the speed available through a 56.6 Kilobits per second modem. Prism introduced its services in the New York City area in January 1999 and has plans for a nationwide rollout of its network and services to thirty-three of the largest markets in the United States, as well as three markets in Canada. In January 2000,

In January 2000, Prism began offering carrier-grade voice and high-speed data services simultaneously over existing telephone lines to customers in the New York metropolitan area. Prism believes it is the first competitive local exchange carrier to offer such services. Prism also introduced its high-speed Internet service to the Philadelphia market.

Prism has entered into an agreement with Nortel to purchase up to $460 million of switches, integrated line cards, customer premise equipment and ancillary technology to establish a national, facilities-based network. Based on its financial commitments to date, Prism will deploy the largest amount of Nortel's digital modem technology in the United States, and because of this relationship with Nortel, Prism expects to further benefit from advances in Nortel's future network technology, such as its optical Internet platform. Prism believes its network architecture, centered on Nortel's integrated voice and data approach, offers cost benefits and could reduce provisioning time lags. As part of the Nortel strategic relationship, Nortel purchased for cash common stock of Prism valued at $10 million.

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

Ventures:

The first quarter of fiscal 2000 was a record quarter for Ventures, with record revenues from leasing, interest income on notes receivable and from the sale of equity investments. Total revenue of approximately $141 million and $38 million represented increases of 271% and 31%, respectively over the prior year periods. Revenue from the sale of equity investments (warrant sale proceeds and capital gains) for the quarter ended December 31, 1999 and 1998 were as follows:

                                                  1999    1998
                                                  ----    ----

Proceeds from sale of equity securities.......    $ 56    $ --
Less: Cost of equity securities ..............      (3)     --
                                                  ----    ----
Capital gains ................................      53      --
Warrant sale proceeds ........................      36       7
                                                  ----    ----
Total ........................................    $ 89    $  7
                                                  ====    ====

In addition, the valuation of Ventures' warrant and equity investment portfolio has increased significantly, during the last twelve months, primarily as a result strong equity markets for these securities. Accordingly, Ventures expects, based at current stock market valuations, an increase in revenue and earnings contributions from its equity investments in fiscal 2000. See "Risk Factors That May Affect Future Results" for a discussion of factors that may affect warrant sale proceeds and capital gains.

On October 15, 1999, Hybrid Venture Partners, LP ("Hybrid") was formed to act as a funding vehicle for the Ventures' loan and equity transactions. The partnership is in the process of raising up to $750 million from a limited number of accredited investors, including Comdisco, which has committed $250 million. Under the terms of the partnership, Ventures will participate in the earnings of the partnership as a limited partner. Ventures is also a member of the general partner of Hybrid and will participate in the fees received by the general partner.

On December 22, 1999 the company announced its intention to create a new series of Comdisco common stock that will track the performance of Ventures, subject to shareholder approval and resolution of certain regulatory issues. On January 26, 2000, the company filed a preliminary proxy statement with the Securities and Exchange Commission relating to the tracking stock proposal.

Three months ended December 31, 1999
Total revenue for the three months ended December 31, 1999 was $877 million compared to $921 million in the prior year quarter and $984 million in the quarter ended September 30, 1999. Total leasing revenue of $555 million for the quarter ended December 31, 1999 represented a decrease of 24% compared to the year earlier period. Total leasing revenue was $601 million in the fourth quarter of fiscal 1999. The decrease in the current quarter's total revenues and leasing revenues compared to the prior year quarter was primarily due to the Sale. Approximately $65 million of mainframe leasing revenue was included in the revenue reported for the period ended December 31, 1998. The decrease in total revenue in the current quarter compared to the quarter ended September 30, 1999 can be attributed to the vendor portfolio sale that occurred during the fourth quarter of fiscal 1999.

Operating lease revenue minus operating lease cost was $83 million, or 19.1% of operating lease revenue (collectively, the "Operating Lease Margin"), and $101 million, or 19.0% of operating lease revenue, in the three months ended December 31, 1999 and 1998, respectively. The Operating Lease Margin was $89 million, or 19.5% in the quarter ended September 30, 1999. The company expects the Operating Lease Margin to be at approximately current levels throughout fiscal 2000, depending on the mix of equipment leased and product announcements by manufacturers. The decrease in operating lease revenue minus operating lease cost in the quarter ended December 31, 1999 was due to the Sale. See "Risk Factors that May Affect Future Results" for a discussion of factors that could affect the Operating Lease Margin.

Revenue from sales, which includes remarketing by selling and buy/sell activities, totaled $68 million in the first quarter of fiscal year 2000 compared to $58 million in the year earlier quarter. Margins on sales were and 26% and 12% in the quarters ended December 31, 1999 and 1998, respectively.

Revenue from technology services for the three months ended December 31, 1999 and 1998 was $147 million and $118 million, respectively, a 25% increase. Cost of technology services for the three months ended December 31, 1999 and 1998 was $125 million and $100 million, respectively, a 25% increase.

Other revenue for the three months ended December 31, 1999 and 1998 was $107 million and $13 million, respectively. Revenue from the sale of equity positions held as a result of the company's lease and other financing transactions with early-stage high technology companies was $89 million and $7 million in the three months ended December 31, 1999 and 1998, respectively. Prism revenue from subscribers was approximately $1 million in the quarter ended December 31, 1999.

Total costs and expenses for the quarter ended December 31, 1999 were $812 million compared to $861 million in the prior year period. The decrease in total costs and expenses is primarily due to the Sale.

Selling, general and administrative expenses totaled $115 million in the quarter ended December 31, 1999 compared to $69 million in the quarter ended December 31, 1998 and $87 million in the quarter ended September 30, 1999. The principal reasons for the increase in the current year quarter compared to the year earlier period are an increase in bad debt expense for the company's Ventures division and an increase in compensation costs as a result of gains realized on the sale of equity positions held in the Ventures portfolio. As the Ventures business grows, the company will continue to adequately reserve for doubtful accounts. The company expects selling, general and administrative expenses to increase throughout fiscal 2000 because of Ventures.

Interest expense for the three months ended December 31, 1999 and 1998 totaled $84 million. Increases in interest expense resulting from a higher average daily borrowings in the current quarter compared to the prior year quarter were offset by lower interest rates in the current period.

Prism expenses for the three months ended December 31, 1999 totaled $27 million. Network and product costs for the three months ended December 31, 1999 totaled $9 million. These costs are attributable to the expansion of Prism's networks and increased orders resulting from their sales and marketing efforts. Sales, marketing, general and administrative expenses were $13 million for the three months ended December 31, 1999. These costs are attributable to growth in headcount in all areas of Prism, continued expansion of Prism's sales and marketing efforts, deployment of Prism's networks and building of Prism's operating infrastructure. Depreciation and amortization was approximately $3 million for the three months ended December 31, 1999. Prism has incurred losses in every month since its inception and the company expects to substantially increase its operating expenditures in an effort to rapidly expand its network infrastructure and service areas. Prism expects to incur substantial operating losses, net losses and net operating cash outflows during its network build-out and during the initial penetration of each new market. Its losses and net operating cash outflows are expected to continue and to increase as it expands its operations.

Financial Condition

The company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The company utilizes a variety of financial instruments to fund its short and long-term needs.

Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the three months ended December 31, 1999 and 1998 was $804 million and $706 million, respectively. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the company's investment in its lease portfolio. The company expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.

Risk Factors That May Affect Future Results

This Report contains forward-looking statements that involve risks and uncertainties. The company's actual revenues and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Report.

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

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

THE COMPANY'S SUCCESS IS HIGHLY DEPENDENT ON DEVELOPING AND EXPANDING ITS SERVICES' BUSINESS. THE SERVICES BUSINESS MAY BE LESS PREDICTABLE AND THE REVENUE LESS RECURRING THAN CONTRACTUAL LEASE AND CONTINUITY SERVICES REVENUE. COMPETITION IN SERVICES MAY NEGATIVELY IMPACT THE COMPANY'S BUSINESS STRATEGY. REVENUE RECOGNITION CAN BE NEGATIVELY AFFECTED BY LONGER SALES CYCLES

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

The current economic environment has been sustained over a number of years and is currently the longest continuous period of economic growth in the last thirty years. This environment has encouraged entrepreneurs to conceive, develop and bring to market new products and services. The company targets these early-stage companies for its services and products. A slow down in economic growth could materially affect the market in which the company operates. Furthermore, a slow down would impact potential investors in any limited partnerships the company may form, and this in turn, would have a material impact on Ventures liquidity and access to funds.

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

In the past Ventures financed its operations with inter-company loans from Comdisco. Ventures may need to obtain funding from outside sources and may not be able to obtain funding from outside sources. Furthermore, even if funding is available, such financing may not be on terms as favorable as those obtained from Comdisco.

A portion of Ventures future revenue and earnings will be based upon the performance of Hybrid. There can be no assurance that Hybrid will be successful of profitable in its operations.

Ventures depends on certain important employees and the loss of those employees could harm and disrupt Ventures' business.

THE COMPANY'S PRISM SUBSIDIARY IS A START UP COMPANY WITH AN AGGRESSIVE BUSINESS PLAN IN A NEW AND UNPROVEN INDUSTRY.

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

Prism's business strategy is largely unproven. A number of factors may affect Prism's ability to attain its business plan, including the following:

o its ability to successfully market its existing and planned services to current and new customers;
o its ability to generate customer demand for its services in target markets;
o the development of its target market and market opportunities;
o market pricing for its services and for competing services;
o the extent of increasing competition;
o ability to acquire funds to expand its network;
o the ability of its equipment and service suppliers to meet its needs;
o trends in regulatory, legislative and judicial developments;
o its ability to manage growth of its operations;
o its ability to access regions and enter into suitable interconnection agreements with traditional telephone companies;
o its ability to improve its existing services and to introduce new service offerings without interruption or interference with its operations, in a timely and cost effective manner;
o its ability to improve its technology infrastructure to respond to technological change and new industry standards;
o its reliance on third parties, including some of its competitors and potential competitors to develop and provide Prism with access to communications and networking technology;
o its ability to rapidly expand the geographic coverage of its services; o its ability to attract, retain and motivate qualified persons; o its ability to rapidly install high-speed access lines; o its ability to effectively manage growth of operations; and o its ability to deliver additional value-added services to its customers.

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

o the amount and timing of capital expenditures and other costs relating to the expansion of its networks and the marketing of its services;
o delays in the commencement of operations in new regions and the generation of revenue because certain network elements have lead times that are controlled by traditional telephone companies and other third parties;
o the ability to develop and commercialize new services by Prism or its competitors;
o the ability to deploy on a timely basis its services to adequately satisfy end-user demand;
o the ability to successfully operate its networks;
o the rate at which customers subscribe to its services;
o decreases in the prices for its services due to competition, volume-based pricing and other factors;
o the mix of line orders between consumer end-users, and business end-users (which typically have higher margins);
o the success of its relationship with Williams, Nortel and other potential strategic partners;
o the development and operation of Prism's billing and collection systems and other operational systems and processes;
o the rendering of accurate and verifiable bills by Prism's traditional telephone suppliers and resolution of billing disputes;
o the incorporation of enhancements, upgrades and new software and hardware products into its network and operation processes that may cause unanticipated disruptions; and
o the interpretation and enforcement of regulatory developments and court rulings concerning the 1996 telecommunications act, interconnection agreements and the anti-trust laws.

ECONOMIC CONDITIONS AND OTHER FACTORS MAY NEGATIVELY IMPACT THE COMPANY'S OPERATIONS

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company's market risk during the three months ended December 31, 1999. For additional information, refer to page 33 of the company's Annual Report to Stockholders for the fiscal year ended September 30, 1999.

Part II  Other Information

Item 4. Submission of Matters to a Vote of Security Holders

a)  The Annual Meeting of Shareholders was held on January 25, 2000.

c) The three nominees, C. Keith Hartley, Rick Kash, and William N. Pontikes listed in the company's Notice of Annual Meeting of Stockholders and Proxy Statement dated and mailed December 27, 1999 were elected to the Board of Directors of the company for a term of three years.

                             Votes Cast   Percent of     Votes         Votes
Nominee                          For      Votes Cast    Withheld      Against
-------                      -----------  -----------   ---------     -------
C. Keith Hartley             132,961,102      87%        660,726       12,394
Rick Kash                    132,696,636      87%        655,192        6,860
William N. Pontikes          132,462,273      87%        889,555      241,223

Directors continuing in office until the 2001 Annual Meeting include Robert A. Bardagy, Philip A. Hewes, Thomas H. Patrick, and Nicholas K. Pontikes. Directors continuing in office until the 2002 Annual Meeting include Harry M. Jansen Kraemer, Jr., Carolyn L. Murphy, and John J. Vosicky.

As set forth in the company's Notice of Annual Meeting of Stockholders and Proxy Statement dated and mailed December 27, 1999, as Item 2, approval of KPMG LLP, as independent auditors, to audit the financial statements for fiscal 2000 and to perform other accounting services, as appropriate. There were 133,127,164 (87%) common shares voted for this proposal, 135,268 (less than 1%) common shares voted against, 106,981 (less than 1%) common shares abstained and 19,174,460 (13%) were not voted.

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

                                         COMDISCO, INC.

                                         Registrant

Date:  February 14, 2000               /s/ David J. Keenan
                                       David J. Keenan
                                       Senior Vice President
                                       and Controller