Form 10-K/A
period 1999-09-30
COMDISCO INC
filed 2000-02-24
CIK 722487

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANTORY  NOTE:
         This Amendment No. 1 is being filed by the undersigned registrant to correct certain typographical and table footing errors included in information provided in response to Part 1, Item 1 of its Annual Report on Form 10-K for the fiscal year ended September 30, 1999 filed with the Securities and Exchange Commission on December 22, 1999. The following changes have been made within that section:

o             Under the heading "Leasing; General," on page 8, the parenthetical
              phrase   "including   International   Operations"  is  changed  to
              "excluding International Operations."

o In the narrative Ventures business description, in the table on page 14 ("15 Largest Commitments") and the table on page 15 ("Largest Public Equity Stakes"), certain numerical corrections have been made to amounts provided.

o In the narrative Prism business description, in the chart on page 21, the references to "960 Mbps" in the "Speed To End User" column are changed to "960 Kbps."

         The entire text of Part I, Item 1, reflecting the aforementioned corrections, is set forth in the attached pages.

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

o    the rate at which customers subscribe to its services;
o decreases in the prices for its services due to competition, volume-based pricing and other factors;
o the mix of line orders between consumer end-users and business end-users (which typically have higher margins);
o the success of its relationship with Williams, Nortel and potential third parties;
o the development and operation of Prism's billing and collection systems and other operational systems and processes;
o the rendering of accurate and verifiable bills by Prism's traditional telephone suppliers and resolution of billing disputes;
o the incorporation of enhancements, upgrades and new software and hardware products into its network and operation processes that may cause unanticipated disruptions; and
o the interpretation and enforcement of regulatory developments and court rulings concerning the 1996 telecommunications act, interconnection agreements and the anti-trust laws.

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

The Company buys, sells and leases and remarkets PCs and workstations made by most of the leading manufacturers. The Company's lease transactions also include high-end servers, printers and other desktop related equipment. The Company's strategy for the distributed systems market is to provide financing, professional services and software tools (see "Services") to its existing and prospective customers. The Company estimates that approximately 34% of the cost of equipment placed on lease by the Company (excluding International operations) in fiscal 1999 was distributed equipment

Industry Specific: Leasing and remarketing, asset management and reconditioning services for industry specific equipment, including semiconductor manufacturers, communication and pharmaceutical companies.

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

The Company may, from time-to-time, enter into marketing relationships with high technology equipment manufacturers and value-added resellers in order to expand its customer base and name recognition. In its marketing operations, the Company attempts to cross-sell services where and when appropriate.

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

Venture Leasing

Ventures' equipment-based venture lease and loans activities consist primarily of the direct origination of non-cancelable, full-payout leases or loans structured like leases (collectively "Venture Leasing"). These leases are generally for a variety of equipment including information technology, scientific hardware, facilities, software and production equipment. The rental rate and all other transaction terms are individually negotiated.

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


During the fiscal years ended September 30, 1998 and September 30, 1999, Ventures made direct equity investments with 36 and 91 customers, representing $7 million and $39 million, respectively. As of September 30, 1999, Ventures has made total direct investments with an original cost of $61 million.

The following table shows total new lease, debt and equity commitments for Ventures in the last five years.

                   Total New Commitments By Year-Last 5 Years
                              (Dollars in Millions)

                 1995     1996     1997     1998     1999
                -----   ------   ------   ------   ------
Leases.....     $77.3   $103.5   $144.3   $220.6   $332.1
Debt.......       2.5      7.5     19.5     67.7    367.1
Equity.....       1.6      3.1      3.7      7.4     39.0
                -----   ------   ------   ------   ------
Total......     $81.4   $114.1   $167.5   $295.7   $738.2
                =====   ======   ======   ======   ======



The following table shows the 15 largest original commitments for Ventures at September 30, 1999

                             15 Largest Commitments
                              (Dollars in millions)


                                           As of September 30, 1999
                                   Original           Book           Open
                                  Commitment(1)     Value (2)  Commitments(3)
                                  ----------         -----       -----------
HomeGrocer.com, Inc. ...........      $18.1           $2.8           $10.2
Avici Systems, Inc. ............       15.3            9.6             2.5
Digital Generation Systems, Inc.       15.0            2.0              --
Equinix, Inc. ..................       15.0            7.4             5.3
CORVIS Corporation .............       14.0           13.7              --
Telocity, Inc. .................       11.6            7.7             0.6
NextCard, Inc. .................       11.2           10.2              --
Concur Technologies, Inc. ......       10.4            7.5              --
Living.com, Inc. ...............       10.3            9.3             0.8
Acusphere, Inc. ................       10.1            7.5              --
RemarQ Communities, Inc. .......        9.8            7.9             0.7
Integral Development Corporation        9.5            6.0             0.9
StockPower, Inc. ...............        9.3            8.0             0.9
PlanetRx, Inc. .................       12.7           10.7             2.0
FlyCast Communications Corp. ...        9.1            7.7             0.1
                                     ------         ------           -----
Total ..........................     $181.4         $118.0           $24.0
                                     ======         ======           =====

 (1) Since inception.
 (2) Book Value represents total capital currently owed by customers as of September 30, 1999 and/or cost of equity investment.
 (3) Open commitments equal the total amount of commitments that customers have the right to draw upon.


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

As of September 30, 1999, Ventures current public equity holdings had a market value of $194 million and represented ownership in 65 companies. The 10 largest equity holdings represented 74% of the total of these holdings and was composed of the following companies:




                                Largest Public Equity Stakes held by Ventures as of September 30, 1999

Company                                    Industry Sector         Date of Original Commitment       Shares Held
--------------------------           ---------------------------   ---------------------------       -----------
e.Piphany, Inc.                      Software & Computer Services  June 10, 1999                       389,062
BabyCenter, Inc.                     Internet                      October 18, 1998                    360,762
FlyCast Communications Corp.         Internet                      December 1, 1997                    502,051
Agile Software Corporation           Software & Computer Services  August 22, 1995                     158,301
NextCard, Inc.                       Consumer Related              May 29, 1998                        412,945
Vignette Corporation(1)              Internet                      December 8, 1998                    180,716
Northpoint Communications, Inc.      Communications & Networking   December 8, 1997                    394,710
Critical Path, Inc.                  Software & Computer Services  May 6, 1998                         161,603
Lightera Networks, Inc.              Communications & Networking   June 4, 1998                        151,976
Copper Mountain Networks, Inc.       Communications & Networking   September 30, 1997                  160,211


 (1) Shares listed as held at September 30, 1999 reflect the two-for-one stock split that occurred subsequent to September 30, 1999.


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

The chart below shows the service, speed, retail price (which includes equipment installed at the customer's location), range and performance of its RED services, as of December, 1999:

                                                                    RETAIL LIST
                           SPEED    TO  SPEED       RETAIL LIST     PRICE             RANGE FROM
                           END          FROM END    PRICE FOR       FOR  MONTHLY      CENTRAL
SERVICE                    USER         USER        ACTIVATION      SERVICE           OFFICE (FEET)  MARKET/USAGE
-------------------------- ------------ ----------- --------------- ----------------- -------------- -------------------

RED HOMEWORKSM             960 Kbps     120 Kbps     $299            $80               18,000         SOHO, Teleworker
RED POWERWORKSM            960 Mbps     120 Kbps     $299            $150              18,000         Small Business
RED NETWORKSM              960 Mbps     320 Kbps     $399            $300-$350         18,000         Small to Medium
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

                                                       COMDISCO, INC.

DATE: February 10, 2000                               BY:   /S/ DAVID J. KEENAN
                                                       -------------------------
                                                       David J. Keenan
                                                       Senior Vice President and
                                                       Corporate Controller

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

/S/ JOHN J. VOSICKY
John J. Vosicky                                        James Voelker
Chief Financial Officer (Principal                     Director
Financial Officer) and Director

/S/  DAVID J. KEENAN                                   /S/ WILLIAM N. PONTIKES
David J. Keenan                                        William N. Pontikes
Senior Vice President                                  Director
(Principal Accounting Officer)
and Corporate Controller


Robert A. Bardagy                                      Thomas H. Patrick
Director                                               Director


Harry M. Jansen Kraemer, Jr.                           Rick Kash
Director                                               Director

/s/ C. KEITH HARTLEY                                   /S/ CAROLYN L. MURPHY
C. Keith Hartley                                       Carolyn L. Murphy
Director                                               Director

                                                Each of the above signatures is
                                                AFFIXED AS OF  FEBRUARY 10, 2000