Form 10-Q/A
period 1999-12-31
COMDISCO INC
filed 2000-02-29
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A

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

EXPLANTORY  NOTE:
     This Amendment No. 1 is being filed by the undersigned registrant to correct certain typographical and table footing errors included in information provided in response to Part 1, Item 1. Financial Information, "Consolidated Statements of Cash Flows" in its Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 filed with the Securities and Exchange Commission on February 14, 2000. Changes have been made in the following:

o Under "Cash flows from operating activities," Notes receivable receipts.

o             Cash and cash equivalents at end of period.


     The  entire   Consolidated   Statements  of  Cash  Flows,   reflecting  the
aforementioned corrections, originally appearing on pages 5 and 6, is set forth below.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
Three Months Ended  December 31, 1999 and 1998

Increase (decrease) in cash and cash equivalents:

                                                                          1999       1998
                                                                          ----       ----
Cash flows from operating activities:
  Operating lease and other leasing receipts.........................    $ 472      $ 543
  Direct financing and sales-type leasing receipts...................      239        245
  Leasing costs, primarily rentals paid..............................       (5)        (5)
  Sales..............................................................      103         94
  Sales costs........................................................      (29)       (50)
  Technology services receipts.......................................      138        123
  Technology services costs..........................................     (114)       (97)
  Other revenue......................................................      102         13
  Note receivable receipts...........................................       71         11
  Selling, general and administrative expenses.......................      (98)       (84)
  Interest...........................................................      (73)       (84)
  Income taxes.......................................................       (2)        (3)
                                                                         ------    ------
     Net cash provided by operating activities.......................      804        706
                                                                         ------    ------

Cash flows from investing activities:
  Equipment purchased for leasing....................................     (824)      (852)
  Investment in continuity and network services facilities...........      (55)       (36)
  Notes receivable...................................................     (161)       (71)
  Investment in Prism Communication Services.........................      (76)        --
  Other investing activities                                               (33)       (20)
                                                                        ------     ------
     Net cash used in investing activities                              (1,149)      (979)
                                                                        ------     ------
Cash flows from financing activities:

  Discounted lease proceeds..........................................      118        133
  Net increase in notes payable......................................      239         33
  Issuance of term notes and senior notes............................       25        351
  Maturities and repurchases of term notes and senior  notes.........      (25)       (90)
  Principal payments on secured debt.................................      (87)      (117)
  Common stock purchased and placed in treasury......................      (33)       (10)
  Dividends paid on common stock.....................................       (4)        (4)
  Issuance of Prism Communication Services common stock..............       10         --
  Decrease (increase) in legally restricted cash.....................       14         (8)
  Other, net.........................................................       (8)        (5)
                                                                        ------     ------
     Net cash provided by financing activities ......................      249        283
                                                                        ------     ------
Net increase (decrease)  in cash and cash equivalents................      (96)        10
Cash and cash equivalents at beginning of period.....................      387         63
                                                                        ------     ------
Cash and cash equivalents at end of period...........................   $  291     $   73
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

                                         COMDISCO, INC.

                                         Registrant

Date:  February 28, 2000               /s/ David J. Keenan
                                       David J. Keenan
                                       Senior Vice President
                                       and Controller