Form 10-Q
period 2000-03-31
COMDISCO INC
filed 2000-05-15
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q

                       -----------------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       or

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


                                      Name of each           Number of shares
         Title of                      exchange on           outstanding as of
         each class                 which registered          March 31, 2000
         ----------                 ----------------          --------------

         Common stock,              New York Stock Exchange      152,278,647
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

Comdisco, Inc. and Subsidiaries

INDEX                                                                          Page
                                                                               ----


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
   Comdisco, Inc.
         Consolidated Statements of Earnings and Retained Earnings (Unaudited)--
          Three and Six Months Ended March 31, 2000 and 1999......................4

         Consolidated Balance Sheets --
          March 31, 2000 (Unaudited) and September 30, 1999.......................5

         Consolidated Statements of Cash Flows (Unaudited) --
          Six Months Ended March 31, 2000 and 1999................................6

         Notes to Consolidated Financial Statements (Unaudited)...................8

   Explanatory  Note: The financial  statements and Management's  Discussion and
   Analysis of Financial Condition of both Comdisco Group and Comdisco Ventures are being presented to supply additional information to potential investors in the Comdisco Ventures Stock. See Note 10 of Notes to Consolidated
   Financial Statements on page 16 and introductory paragaraghs in both the Comdisco Group and Comdisco Ventures Management's Discussion and Analysis of
   Financial Condition for the intention of the Comdisco Ventures Stock and the risks associated with the investment. Comdisco Ventures will not be a separate legal entity but rather will be a part of Comdisco. Accordingly, holders of Comdisco Ventures Stock will be common stockholders of Comdisco.
   As a result, stockholders will continue to be subject to all of the risks of an investment in Comdisco and all of its businesses, assets and liabilities.
   Furthermore, holders of Comdisco Ventures Stock will only have the rights specified in the Comdisco's restated charter and will not have any legal rights related to specific assets of any specific group. See Note of 1 of Notes to Combined Financial Statements of Comdisco Group and Note 1 of Notes to Financial Statements of Comdisco Ventures.

     Comdisco Group

         Combined Statements of Earnings (Unaudited) --
          Three and Six Months Ended March 31, 2000 and 1999.....................17

         Combined Balance Sheets --
          March 31, 2000 (Unaudited) and September 30, 1999......................18

         Combined Statements of Cash Flows (Unaudited) --
          Six Months Ended March 31, 2000 and 1999...............................19

         Notes to Combined Financial Statements (Unaudited)......................21


    Comdisco Ventures

         Statements of Earnings and Division Net Worth (Unaudited) --
          Three and Six Months Ended March 31, 2000 and 1999.....................28

         Balance Sheets --
          March 31, 2000 (Unaudited) and September 30, 1999......................29

         Statements of Cash Flows (Unaudited) --
          Six Months Ended March 31, 2000 and 1999...............................30

         Notes to Financial Statements (Unaudited)...............................32




Comdisco, Inc. and Subsidiaries

INDEX (CONTINUED).                                                             Page
                                                                               ----





Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
         Comdisco, Inc. .........................................................36
         Comdisco Group..........................................................43
         Comdisco Ventures.......................................................49
         Risk Factors............................................................54

Item 3. Quantitative and Qualitative Disclosures about Market Risk...............59

Item 4.  Submission of Matters to a Vote of Security Holders.....................59

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.........................................60

SIGNATURES.......................................................................63


Comdisco, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED) (in millions except per share data)


                                                                          Three Months End                    Six Months Ended
                                                                                March 31,                        March 31,
                                                                          ---------  ---------             ---------  ---------
                                                                               2000       1999                  2000       1999
                                                                          ---------  ---------             ---------  ---------
Revenue
Leasing
     Operating .....................................................        $   440         $   507         $   874         $ 1,038
     Direct financing ..............................................             43              41              86              80
     Sales-type ....................................................            128             191             206             351
                                                                            -------         -------         -------         -------
        Total leasing ..............................................            611             739           1,166           1,469

Sales ..............................................................             98              67             166             125
Technology services ................................................            156             125             303             243
Other ..............................................................            148              21             255              36
                                                                            -------         -------         -------         -------
        Total revenue ..............................................          1,013             952           1,890           1,873
                                                                            -------         -------         -------         -------


Costs and expenses
Leasing

     Operating .....................................................            356             407             707             837
     Sales-type ....................................................            102             157             162             284
                                                                            -------         -------         -------         -------
        Total leasing ..............................................            458             564             869           1,121

Sales ..............................................................             78              58             128             109
Technology services ................................................            138             105             263             205
Selling, general and administrative ................................            143              73             258             142
Interest ...........................................................             87              87             171             171
Prism Communication Services .......................................             42               3              70               3
Other ..............................................................             --             150             --              150
                                                                            -------         -------         -------         -------
     Total costs and expenses ......................................            946           1,040           1,759           1,901
                                                                            -------         -------         -------         -------
Earnings (loss) before income taxes ................................             67             (88)            131             (28)
Income taxes (benefit) .............................................             24             (32)             47             (10)
                                                                            -------         -------         -------         -------
Net earnings (loss) ................................................        $    43         $   (56)        $    84         $   (18)
                                                                            =======         =======         =======         =======

Retained earnings at beginning of period ...........................        $ 1,172         $ 1,135         $ 1,134         $ 1,101
Net earnings (loss) ................................................             43             (56)             84             (18)
Cash dividends paid on common stock ................................             (5)             (4)             (8)             (8)
                                                                            -------         -------         -------         -------
Retained earnings at end of period .................................          1,210           1,075           1,210           1,075
                                                                            =======         =======         =======         =======
Net earnings (loss) per common share:

       Earnings (loss) per common share--basic .....................        $   .28         $  (.37)        $   .55         $  (.12)
                                                                            =======         =======         =======         =======
       Earnings (loss) per common share--diluted ...................        $   .26         $  (.37)        $   .52         $  (.12)
                                                                            =======         =======         =======         =======

Common shares outstanding

       Average common shares outstanding--basic ....................            151             151             152             152
                                                                            =======         =======         =======         =======
       Average common shares outstanding--diluted ..................            163             151             163             152
                                                                            =======         =======         =======         =======

See accompanying notes to consolidated financial statements.

                                      -4-

Comdisco, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)

                                                March 31,  September 30,
                                                    2000       1999
                                                --------    -------
                                              (unaudited)  (audited)

ASSETS
Cash and cash equivalents ...................   $    87    $   361
Cash - legally restricted ...................        35         46
Receivables, net ............................       962        722
Inventory of equipment ......................       112        115
Leased assets:
  Direct financing and sales-type ...........     2,172      2,107
  Operating (net of accumulated depreciation)     3,466      3,516
                                                -------    -------
    Net leased assets .......................     5,638      5,623
Buildings, furniture and other, net .........       441        229
Equity securities ...........................       636        252
Other assets ................................       504        459
                                                -------    -------
                                                $ 8,415    $ 7,807
                                                =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable ...............................   $ 1,157    $   820
Term notes payable ..........................       550        550
Senior notes ................................     3,683      3,686
Accounts payable ............................       164        263
Income taxes ................................       467        382
Other liabilities ...........................       609        531
Discounted lease rentals ....................       512        515
                                                -------    -------
                                                  7,142      6,747
                                                -------    -------
Stockholders' equity:
  Preferred stock $.10 par value
    Authorized 100,000,000 shares ...........      --         --
  Common stock $.10 par value
    Authorized 750,000,000 shares;
    issued 224,116,824 shares ...............        22         22
   (223,464,344 at September 30, 1999)
  Additional paid-in capital ................       361        302
  Accumulated other comprehensive income ....       189         58
  Retained earnings .........................     1,210      1,134
                                                -------    -------
                                                  1,782      1,516
  Common stock held in treasury, at cost ....      (509)      (456)
                                                -------    -------
      Total stockholders' equity ............     1,273      1,060
                                                -------    -------
                                                $ 8,415    $ 7,807
                                                =======    =======

See accompanying notes to consolidated financial statements.


Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the Six Months Ended March 31, 2000 and 1999

                                                                                                          2000                 1999
                                                                                                       -------              -------
Cash flows from operating activities:
   Operating lease and other leasing receipts ............................................             $ 1,009              $ 1,042
   Direct financing and sales-type leasing receipts ......................................                 544                  471
   Leasing costs, primarily rentals paid .................................................                  (8)                  (9)
   Sales .................................................................................                 208                  169
   Sales costs ...........................................................................                 (51)                 (58)
   Technology services receipts ..........................................................                 284                  239
   Technology services costs .............................................................                (230)                (185)
   Note receivable receipts ..............................................................                 130                   19
   Other revenue .........................................................................                 195                    8
   Selling, general and administrative expenses ..........................................                (192)                (152)
   Loss on Prism Communication Services ..................................................                 (53)                --
   Interest ..............................................................................                (165)                (171)
   Income taxes ..........................................................................                 (27)                 (16)
                                                                                                       -------              -------
     Net cash provided by operating activities ...........................................               1,644                1,357
                                                                                                       -------              -------

Cash flows from investing activities:

   Equipment purchased for leasing .......................................................              (1,449)              (1,468)
   Investment in continuity and network service facilities ...............................                (175)                 (42)
   Notes receivable ......................................................................                (290)                (140)
   Acquisition and investment in Prism Communication Services ............................                (167)                 (45)
   Other investing activities ............................................................                (118)                 (53)
                                                                                                       -------              -------
     Net cash used in investing activities ...............................................              (2,199)              (1,748)
                                                                                                       -------              -------

Cash flows from financing activities:

   Discounted lease proceeds .............................................................                 166                  215
   Net increase in notes payable .........................................................                 337                  320
   Issuance of term notes and senior notes ...............................................                  72                  719
   Maturities and repurchases of term notes  and senior notes ............................                 (75)                (319)
   Principal payments on secured debt ....................................................                (169)                (163)
   Common stock purchased and placed in treasury .........................................                 (61)                 (31)
   Dividends paid on common stock ........................................................                  (8)                  (8)
   Issuance of Prism Communication Services common stock .................................                  10                  --
   Increase in legally restricted cash ...................................................                 (11)                 (13)
   Other, net ............................................................................                  20                  (26)
                                                                                                       -------              -------
     Net cash provided by financing activities ...........................................                 281                  694
                                                                                                       -------              -------

Net increase (decrease) in cash and cash equivalents .....................................                (274)                 303
Cash and cash equivalents at beginning of period .........................................                 361                   63
                                                                                                       -------              -------
Cash and cash equivalents at end of period ...............................................             $    87              $   366
                                                                                                       =======              =======
                                      -6-

Comdisco, Inc. and Subsidiaries

(in millions)
For the Six Months Ended March 31, 2000 and 1999


                                                                 2000      1999
                                                              -------   -------

Reconciliation  of  net  earnings  (loss)  to net  cash
provided  by  operating activities:
Net earnings (loss) .......................................   $    84   $   (18)


Adjustments to reconcile net earnings to net cash provided by operating activities:

    Leasing costs, primarily
      depreciation and amortization .......................       860     1,112
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals .......       458        38
    Cost of sales .........................................        74        51
    Technology services costs, primarily
       depreciation and amortization ......................        34        20
    Interest                                                        5       --
    Income taxes (benefit) ................................        21       (26)
    Other expenses ........................................       --        150
    Other - net ...........................................       108        30
                                                              -------   -------
                  Net cash provided by operating activities   $ 1,644   $ 1,357
                                                              =======   =======


See accompanying notes to consolidated financial statements.


Comdisco, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2000 and 1999

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. See Note 7 of Notes to Consolidated Financial Statements for a description of the charge recorded in the quarter ended March 31, 1999 associated with the company's shift in corporate strategy. For further information, refer to the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended September 30, 1999.

The balance sheet at September 30, 1999 has been derived from the audited financial statements included in the company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended September 30, 1999.

Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings and are not available to other creditors.

2.       Receivables

Receivables include the following as of March 31, 2000 and September 30, 1999 (in millions):



                               March 31, September 30,
                                   2000       1999
                                -------    -------
Notes .......................   $   538    $   354
Accounts ....................       346        297
Unsettled equity transactions        78         26
Income taxes ................         6          6
Other .......................        82         82
                                -------    -------
Total receivables ...........     1,050        765
Allowance for credit losses         (88)       (43)
                                -------    -------
                                $   962    $   722
                                =======    =======


Notes consist of loans, primarily to privately held companies in networking, communications, software, Internet-based and other industries. The company's loans are generally structured as loans secured by equipment or subordinated loans. Interest income on loans is recorded in the Statements of Earnings as other revenue.

At March 31, 2000 and September 30, 1999, Comdisco Ventures had venture debt of approximately $524 million and $343 million, respectively. As part of a venture debt transaction, the company usually receives warrants to purchase an equity interest in the borrower at a negotiated exercise price, based generally on the borrower's most recent venture capital transaction. The amount of the warrants received and the exercise price varies based upon borrower-specific valuation factors. Loans provide current income from interest and fees.

Changes in the allowance for credit losses (combined notes and accounts receivable) for the six months ended March 31, 2000 and 1999 were as follows (in millions):


                                         March 31,
                                        2000    1999
                                        ----    ----
Balance at beginning of period.......   $ 43    $ 24
Provision for credit losses .........     67       8
Net credit losses ...................    (22)     (2)
                                        ----    ----
Balance at end of period ............   $ 88    $ 30
                                        ====    ====



 3.      Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

The company capitalizes costs associated with the design and implementation of the Prism Communication Services ("Prism") network, including internally and externally developed software. Capitalized external software costs include the actual costs to purchase existing software from vendors. Capitalized internal software costs generally include personnel costs incurred in the enhancement and implementation of purchased software packages.

Customer premise equipment consists of communications equipment that will be installed at customer premises for the duration of their service agreement with the company.

Property, plant and equipment consist of the following assets (in millions):


                                                                              March 31, September 30,
                                                                                   2000     1999
                                                                                  -----    -----
Technology services property, plant and equipment
-------------------------------------------------
Land ..........................................................................   $  10    $   8
Buildings .....................................................................      65       62
Leasehold improvements ........................................................     118      110
Computers and telecom equipment ...............................................      58       58
Furniture, fixtures and office equipment ......................................      34       32
                                                                                  -----    -----
                  Total .......................................................     285      270
Less: Accumulated depreciation and amortization ...............................    (171)    (162)
                                                                                  -----    -----
             Technology services property, plant and
             equipment, net ...................................................     114      108


Prism property, plant and equipment
-----------------------------------
Network, communication and customer premise equipment .........................     159       27
Uninstalled customer premise equipment ........................................       6        3
Computers and software ........................................................      30       10
Leasehold improvements ........................................................      58       24
Furniture, fixtures and office equipment ......................................       5        1
Construction work-in-progress .................................................       3        1
                                                                                  -----    -----
             Total ............................................................     261       66
Less: Accumulated depreciation and amortization ...............................      (8)      (3)
                                                                                  -----    -----
             Prism property, plant and equipment, net .........................     253       63
Other property, plant and equipment, net ......................................      74       58
                                                                                  -----    -----

             Total property, plant and equipment, net .........................   $ 441    $ 229
                                                                                  =====    =====

4.       Equity Securities

The company, primarily Comdisco Ventures, provides financing, through the purchase of equity securities, to privately held companies, generally in networking, communications, software, Internet-based and other industries. For equity investments, which are non-quoted investments, the company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The company identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired. During fiscal year 2000, certain of these investments in privately held companies became available-for-sale securities when the issuers completed initial public offerings.

Equity securities include the following as of March 31, 2000 and September 30, 1999 (in millions):

                                                        March  September
                                                          31,     30,
                                                         2000   1999
                                                         ----   ----

Available-for-sale-securities:
  Cost ...............................................   $ 44     49
  Unrealized gain ....................................    405    152
                                                         ----   ----
Market value .........................................    449    201
Equity investments (at cost less
   valuation adjustments) ............................    187     51
                                                         ----   ----
  Carrying value .....................................   $636   $252
                                                         ====   ====


Realized gains or losses are recorded upon disposition of equity securities based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated comprehensive income. Net realized gains from the sales of equity securities were $123 million during the first six months of fiscal 2000. During the six months ended March 31, 1999, the company did not realize any gains from the sale of equity securities. Net realized gains are included in other revenue.

The company records the proceeds received from the sale or disposition of warrants received in conjunction with its lease or other financings as income when sold. These proceeds were $94 million during the first six months of fiscal 2000 compared to $17 million in the year earlier period. These amounts are included in other revenue.

5.       Interest-Bearing Liabilities

At March 31, 2000, the company had $1.7 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities.

The average daily borrowings outstanding during the six months ended March 31, 2000 were approximately $5.4 billion, with a related weighted average interest rate of 6.28%. This compares to average daily borrowings during the first six months of fiscal 1999 of approximately $5.3 billion, with a related weighted average interest rate of 6.40%.

6.       Senior Notes

On October 9, 1998, the company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") for a shelf offering of up to $1.5 billion of senior debt securities on terms to be set at the time of each sale (the "1998 Shelf"). On January 19, 1999, the company designated $600 million (later reduced to $500 million as described below) in Senior Debt Securities as "Senior Medium-Term Notes, Series H" to be issued under the 1998 Shelf, of which $37 million remained available for issuance as of March 31, 2000. Pursuant to the 1998 Shelf, the company, on January 26, 1999, issued $350 million of 6.0% Senior Notes due January 30, 2002, and, on April 21, 1999, $350 million of 5.95% Notes due April 30, 2002. On August 26, 1999, the company redesignated $100 million of the "Series H Medium-Term Notes", which together with the remaining $200 million in securities previously unallocated under the shelf registration, were issued by the company as $300 million of 7.25% Notes due September 1, 2002.

On September 24, 1999, the company filed a registration statement on Form S-3 with the SEC for a shelf offering of up to $1.5 billion senior debt securities on terms to be set at the time of each sale (the "1999 Shelf"). On March 2, 2000, the company designated $500 million in Senior Debt Securities as "Senior Medium-Term Notes, Series I" to be issued under the 1999 Shelf. As of March 31, 2000, the entire 1999 Shelf remains available for sale.

The company plans to continue to be active in issuing senior debt during fiscal 2000, primarily to support the anticipated growth of the leased assets and the implementation of the Prism network, and, where appropriate, to refinance maturities of interest-bearing liabilities.

7.       Stockholders' Equity

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130-Reporting Comprehensive Income, which requires presentation of comprehensive earnings (net earnings (loss) plus all changes in net assets from non-owner sources) and its components in the financial statements.

Other comprehensive earnings (loss) consists of the following (in millions):

                                                                             Three months ended                  Six months ended
                                                                                  March 31,                          March 31,
                                                                            --------------------            -----------------------
                                                                            2000             1999             2000             1999
                                                                           -----            -----            -----            -----
Foreign currency translation adjustments .......................           $ (15)           $ (25)           $ (31)           $ (25)
Unrealized gains on securities:
  Unrealized holding gains arising
   during the period ...........................................             150               41              470               36
  Reclassification adjustment for gains
   included in earnings before income
   taxes .......................................................            (131)             (10)            (217)             (17)
                                                                           -----            -----            -----            -----
Net unrealized gains, before income taxes ......................              19               31              253               19
Income taxes ...................................................              (7)             (11)             (91)              (6)
                                                                           -----            -----            -----            -----
Net unrealized gains ...........................................              12               20              162               13
                                                                           -----            -----            -----            -----
Other comprehensive income (loss) ..............................              (3)              (5)             131              (12)
Net earnings (loss) ............................................              43              (56)              84              (18)
                                                                           -----            -----            -----            -----
Total comprehensive income (loss) ..............................           $  40            $ (61)           $ 215            $ (30)
                                                                           =====            =====            =====            =====

In accordance with Statement of Financial Accounting Standards No. 128-Earnings Per Share, no potential common shares (the assumed exercise of stock options) are included in the computation of any diluted per share amount when a loss exists.

On April 25, 2000, the Board of Directors declared a quarterly cash dividend of $.025 per common share to be paid on June 12, 2000 to holders of record on May 12, 2000.

During the quarter ended March 31, 2000, the company purchased 1,603,200 shares of its common stock at an aggregate cost of approximately $28 million. During the six months ended March 31, 2000, the company purchased 3,162,900 shares of its common stock at an aggregate cost of approximately $61 million.

8.       Acquisition and Sales of Assets

On February 28, 1999, the company completed the acquisition of Prism for a cash purchase price of approximately $53 million, of which approximately $45 million was paid in fiscal 1999. Prism is a provider of dedicated high-speed connectivity and other services to small businesses, telecommuters and other power users.

The Prism acquisition has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Prism from the period February 28, 1999 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed were recorded at their fair values.

The excess of cost over the estimated fair value of net assets acquired was approximately $61 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 10 years.

The company  expects to expand the Prism  network  within  existing and into new regions, which will require significant capital expenditures as well as sales and marketing expenditures. Accordingly, the company expects to incur substantial and increasing operating expenses and net losses from Prism operations for at least the next few years.

On March 24, 1999, the company announced a major shift in corporate strategy, including focusing on high-margin service businesses and shedding low-margin businesses, including its mainframe leasing and vendor lease portfolios and its medical refurbishing business. In conjunction with this repositioning, the company recorded a pre-tax charge of $150 million in the quarter ended March 31, 1999. The components of the pre-tax charge included $100 million associated with the company's plan to exit the mainframe residual leasing business, $20 million to exit the medical refurbishing business and $30 million associated with the realignment of the company's services businesses. The sale of the mainframe portfolio and the sale of the medical refurbishing business were both concluded in the fiscal quarter ended June 30, 1999. The sale of a majority of the vendor lease portfolio was completed in the fiscal quarter ended September 30, 1999.

9.       Industry Segment and Operations by Geographic Areas

During fiscal 1999, the company adopted SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information." The company evaluates the performance of its operating segments based on earnings before income taxes. Intersegment sales are not significant. Summarized financial information concerning the company's reportable segments for the three- and six-months ended March 31, 2000 and 1999 is shown in the following tables (in millions):

Three months ended
March 31, 2000                 Leasing  Services   Prism   Ventures  Total
---------------------------     ------   ------   ------    ------   ------
Revenues ....................   $  696   $  156   $    1    $  160   $1,013
Segment profit (loss) .......       27       18      (41)       63       67
Capital expenditures ........      503      120       91       336    1,050
Depreciation and amortization      414       23        6        34      477




Three months ended
March 31, 1999                Leasing  Services   Prism    Ventures   Total
-----------------------------   -----    -----    -----    -----      -----
Revenues ....................   $ 785    $ 125    $  --     $ 42      $ 952
Segment profit (loss) .......     (89)     (10)      (3)      14        (88)
Capital expenditures ........     590        6       45      128        769
Depreciation and amortization     539       17       --       21        577


Six months ended
March 31, 2000                 Leasing  Services  Prism    Ventures   Total
-----------------------------   ------   ------   ------    ------   ------
Revenues ....................   $1,284   $  303   $    1    $  302   $1,890
Segment profit (loss) .......       36       40      (69)      124      131
Capital expenditures ........    1,277      175      167       580    2,199
Depreciation and amortization      789       34        9        62      894


Six months ended
March 31, 1999                 Leasing   Services  Prism   Ventures    Total
-----------------------------   -------   ------- -------   -------  -------

Revenues ....................    $1,552   $ 243    $  --    $    78  $1,873
Segment profit (loss) .......       (57)      8       (3)        24     (28)
Capital expenditures ........     1,425      42       45        236   1,748
Depreciation and amortization     1,073      20       --         39   1,132

The following table presents total assets for each of the company's reportable segments (in millions):

                                March  September
                                  31,      30,
                                 2000     1999
                               ------   ------

Leasing ....................   $5,927   $6,332
Services ...................      632      479
Prism ......................      334      124
Ventures ...................    1,522      872
                               ------   ------
Total ......................   $8,415   $7,807
                               ======   ======


The following tables present revenue by geographic location based on the location of the company's local office (in millions):

                    Three months ended      Six months ended
                          March 31,             March 31,
                      ---------------        ---------------
                        2000     1999          2000     1999
                      ------   ------        ------   ------
North America .....   $  792   $  655        $1,499   $1,309
Europe ............      185      163           325      335
Pacific Rim .......       36      134            66      229
                      ------   ------        ------   ------
Total .............   $1,013   $  952        $1,890   $1,873
                      ======   ======        ======   ======



The following table presents total assets by geographic location based on the location of the asset (in millions):

                            March  September
                              31,       30,
                             2000     1999
                           ------   ------
North America ..........   $6,850   $6,272
Europe .................      999    1,029
Pacific Rim ............      566      506
                           ------   ------
Total ..................   $8,415   $7,807
                           ======   ======

10.           Subsequent Event

On April 20, 2000 the company's stockholders approved the company's tracking stock proposal. As part of the proposal, the company filed an amended and restated certificate of incorporation with the Secretary of State of Delaware on May 4, 2000. The amended and restated certificate of incorporation, among other things:

o increases the total authorized shares of common stock from 750,000,000 to 1,800,000,000;

o authorizes the board of directors to issue common stock in multiple series, with the initial two series of common stock designated as Comdisco Stock and Ventures Tracking Stock;

o re-classifies each outstanding share of existing common stock as one a share of Comdisco Stock; and initially authorizes 750,000,000 shares of Comdisco Stock and 750,000,000 shares of Ventures Tracking Stock.

The company intends Ventures Tracking Stock to reflect the performance of Comdisco Ventures, its venture financing business division.

The company intends Comdisco Stock to reflect the performance of Comdisco Group, which consists of its other businesses and its retained interest in Comdisco Ventures.

In furtherance of the tracking stock structure, the company has allocated, for financial reporting purposes, all of Comdisco's consolidated assets, liabilities, revenue, expenses and cash flow between Comdisco Group and Comdisco Ventures. The company also will publish financial statements for each of Comdisco Group and Comdisco Ventures, together with consolidated financial statements of Comdisco covering all of Comdisco Group and Comdisco Ventures.

The company has included in this Quarterly Report on Form 10-Q separate financial statements for Comdisco Group and Comdisco Ventures prepared in accordance with generally accepted accounting principles for interim financial statements as if the tracking stock was in place during the periods reported on in those financial statements.

As of the date of filing of this report, no Ventures Tracking Stock has been issued and, consequently, Comdisco Group's retained interest in Comdisco Ventures is reflected at 100%.

COMDISCO GROUP
COMBINED STATEMENTS OF EARNINGS (UNAUDITED)
(in millions)
For the Three and Six Months Ended March 31, 2000 and 1999

                                                                                     Three Months Ended             Six Months Ended
                                                                                           March 31,                   March 31,
                                                                                     -------------------        --------------------
                                                                                       2000         1999          2000         1999
                                                                                     ------       ------        ------       ------
Revenue
Leasing
     Operating ...............................................................       $  395       $  480        $  791       $  985
     Direct financing ........................................................           43           41            86           80
     Sales-type ..............................................................          126          191           204          351
                                                                                     ------       ------        ------       ------
        Total leasing ........................................................          564          712         1,081        1,416

Sales ........................................................................           95           66           161          123
Technology services ..........................................................          156          125           303          243
Other ........................................................................           38            7            43           13
                                                                                     ------       ------        ------       ------
        Total revenue ........................................................          853          910         1,588        1,795
                                                                                     ------       ------        ------       ------
Costs and expenses
Leasing
     Operating ...............................................................          322          386           645          798
     Sales-type ..............................................................          101          157           161          284
                                                                                     ------       ------        ------       ------
        Total leasing ........................................................          423          543           806        1,082

Sales ........................................................................           76           58           125          108
Technology services ..........................................................          138          105           263          205
Selling, general and administrative ..........................................           95           70           170          136
Interest .....................................................................           75           83           147          163
Prism Communication Services .................................................           42            3            70            3
Other ........................................................................         --            150          --            150
                                                                                     ------       ------        ------       ------
     Total costs and expenses ................................................          849        1,012         1,581        1,847
                                                                                     ------       ------        ------       ------
Earnings (loss) before income taxes benefit and
  retained interest in Comdisco Ventures .....................................            4         (102)            7          (52)
Income taxes benefit .........................................................            2           38             3           19
                                                                                     ------       ------        ------       ------
Earnings (loss) before retained interest in Comdisco Ventures ................            6          (64)           10          (33)
Net earnings of Comdisco Ventures ............................................           37            8            74           15
                                                                                     ------       ------        ------       ------
Net earnings (loss) ..........................................................       $   43          (56)           84          (18)
                                                                                     ======       ======        ======       ======

Explanatory Note: Earnings per share is not presented because Comdisco Group is not a "stand-alone entity" and, as a result, the presentation of earnings per share is not applicable. If Comdisco issues a separate series of common stock, it will present in its financial statements the earnings per share for all outstanding series of its common stock.



See accompanying notes to combined financial statements.

Comdisco Group
COMBINED BALANCE SHEETS
(in millions)

                                                             March 31, September 30,
                                                                  2000      1999
                                                              ------     ------
ASSETS   (unaudited) (audited)

Cash and cash equivalents ...................                   $   87   $  361
Cash - legally restricted ...................                       35       46
Receivables, net ............................                      436      355
Inter-group receivable ......................                      847      559
Inventory of equipment ......................                      109      113
Leased assets:
  Direct financing and sales-type ...........                    2,166    2,102
  Operating (net of accumulated depreciation)                    3,081    3,233
                                                                ------   ------
    Net leased assets .......................                    5,247    5,335
Buildings, furniture and other, net .........                      441      228
Retained interest in Comdisco Ventures ......                      433      200
Other assets ................................                      538      497
                                                                ------   ------
                                                                $8,173   $7,694
                                                                ======   ======

LIABILITIES AND DIVISION NET WORTH
Notes payable ...............................                   $1,157   $  820
Term notes payable ..........................                      550      550
Senior notes ................................                    3,683    3,686
Accounts payable ............................                      164      262
Income taxes ................................                      289      310
Other liabilities ...........................                      545      491
Discounted lease rentals ....................                      512      515
                                                                ------   ------
                                                                 6,900    6,634
                                                                ------   ------
Division net worth:
 Accumulated other comprehensive income .....                      189       58
 Division equity.............................                    1,084    1,002
                                                                ------   ------
  Division net worth ........................                    1,273    1,060
                                                                ------   ------
                                                                $8,173   $7,694
                                                                ======   ======

See accompanying notes to combined financial statements.

                                      -18-

Comdisco Group
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended March 31,2000 and 1999
(in millions)

                                                                                                          2000                 1999
                                                                                                       -------              -------
   Operating lease and other leasing receipts ............................................             $   926              $   991
   Direct financing and sales-type leasing receipts ......................................                 544                  471
   Leasing costs, primarily rentals paid .................................................                  (8)                  (9)
   Sales .................................................................................                 202                  166
   Sales costs ...........................................................................                 (51)                 (58)
   Technology services receipts ..........................................................                 284                  239
   Technology services costs .............................................................                (230)                (185)
   Note receivable receipts ..............................................................                   2                 --
   Other revenue .........................................................................                --                    (11)
   Selling, general and administrative expenses ..........................................                (173)                (149)
   Loss on Prism Communication Services ..................................................                 (53)                --
   Interest ..............................................................................                (165)                (171)
   Income taxes ..........................................................................                 (27)                 (16)
                                                                                                       -------              -------
     Net cash provided by operating activities ...........................................               1,251                1,268
                                                                                                       -------              -------

Cash flows from investing activities:
   Equipment purchased for leasing .......................................................              (1,273)              (1,380)
   Investment in continuity and network service facilities ...............................                (175)                 (42)
   Notes receivable ......................................................................                  (4)                --
   Acquisition and investment in Prism Communication Services ............................                (167)                 (45)
   Other investing activities ............................................................                --                    (45)
                                                                                                       -------              -------
     Net cash used in investing activities ...............................................              (1,619)              (1,512)
                                                                                                       -------              -------

Cash flows from financing activities:
   Discounted lease proceeds .............................................................                 166                  215
   Net increase (decrease) in notes payable ..............................................                 337                  320
   Issuance of term notes and senior notes ...............................................                  72                  719
   Maturities and repurchases of term notes  and senior notes ............................                 (75)                (319)
   Principal payments on secured debt ....................................................                (169)                (163)
   Decrease (increase) in inter-group receivable .........................................                (187)                (148)
   Common stock purchased and placed in treasury .........................................                 (61)                 (31)
   Dividends paid on common stock ........................................................                  (8)                  (8)
   Issuance of Prism Communication Services common stock .................................                  10                 --
   Increase in legally restricted cash ...................................................                 (11)                 (13)
   Other, net ............................................................................                  20                  (25)
                                                                                                       -------              -------
     Net cash provided by financing activities ...........................................                  94                  547
                                                                                                       -------              -------
Net increase (decrease) in cash and cash equivalents .....................................                (274)                 303
Cash and cash equivalents at beginning of period .........................................                 361                   63
                                                                                                       -------              -------
Cash and cash equivalents at end of period ...............................................             $    87              $   366
                                                                                                       =======              =======

Comdisco Group
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the Six Months Ended March 31, 2000 and 1999


                                                                 2000       1999
                                                              -------    -------

Reconciliation of net earnings (loss) to net cash provided by operating activities:

Net earnings (loss) .......................................   $    84    $   (18)

Adjustments  to  reconcile  net  earnings  to net  cash
provided  by  operating activities:
    Leasing costs, primarily
      depreciation and amortization .......................       798      1,073
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals .......       353         38
    Cost of sales .........................................        73         51
    Technology services costs, primarily
       depreciation and amortization                               34         20
    Earnings from retained interest in Comdisco Ventures ....     (74)       (15)
    Interest ..............................................       (19)        (9)

    Income taxes (benefit) ................................       (28)       (36)
    Other expenses ........................................      --          150
    Other - net ...........................................        30         14
                                                              -------    -------
                  Net cash provided by operating activities   $ 1,251    $ 1,268
                                                              =======    =======



See accompanying notes to combined financial statements.

Comdisco Group
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2000 and 1999

1.       Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. See Note 7 of Notes to Consolidated Financial Statements for a description of the charge recorded in the quarter ended March 31, 1999 associated with the company's shift in corporate strategy.

In addition, the accompanying unaudited combined financial statements have been prepared assuming that:


o the tracking stock structure approved by the company's stockholders on April 20, 2000 and implemented by the filing of the company's amended and restated certificate of incorporation with the Secretary of State of Delaware on May 4, 2000 was in place during the periods reported on in these financial statements.

o the company, which is comprised of Comdisco, Inc. and its subsidiaries, has two series of common stock - the Comdisco Stock and the Comdisco Ventures Stock.

o the Comdisco Ventures Stock is intended to track the performance of the company's venture financing operations.

o the Comdisco Stock is intended to track the performance of the rest of the company's business, including Comdisco Group's retained interest in Comdisco Ventures.

o no Comdisco Ventures Stock has been issued, and Comdisco Group holds a 100 percent retained interest in Comdisco Ventures during all periods reported on in these financial statements.

o the company has allocated, for financial reporting purposes, all of its consolidated assets, liabilities, revenue, expenses and cash flow between Comdisco Group and Comdisco Ventures.

Notwithstanding these financial reporting allocations, holders of Comdisco Ventures Stock and holders of Comdisco Stock are stockholders of the company and are subject to all of the risks associated with an investment in the company and all of its businesses, assets and liabilities. Such allocation does not affect title to the assets or responsibility for the liabilities of the company or any of its subsidiaries. The results of operations or financial condition of one group could affect the results of operations or financial condition of the other group. Accordingly, the financial statements of each group should be read in conjunction with company's consolidated financial statements included herein and with the notes to the consolidated and group financial statements included herein and in conjunction with the company's consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended September 30, 1999.

Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings and are not available to other creditors.

2.                Receivables

Receivables include the following as of March 31, 2000 and September 30, 1999 (in millions):

                                March     September
                                  31,           30,
                                 2000         1999
                                -----        -----

Notes .......................   $  14        $  11
Accounts ....................     334          289
Unsettled equity transactions      42          --
Income taxes ................       6            6
Other .......................      67           76
                                -----        -----
Total receivables ...........     463          382
Allowance for credit losses .     (27)         (27)
                                -----        -----
Balance at end of period ....   $ 436        $ 355
                                =====        =====



Changes in the allowance for credit losses for the six months ended March 31, 2000 and 1999 were as follows (in millions):

                                March   March
                                  31,      31,
                                 2000    1999
                                 ----    ----

Balance at beginning of period   $ 27    $ 17
Provision for credit losses ..     21       6
Net credit losses ............    (21)    --
                                 ----    ----
Balance at end of period .....   $ 27    $ 23
                                 ====    ====



3.       Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

The company capitalizes costs associated with the design and implementation of the Prism Communication Services ("Prism") network, including internally and externally developed software. Capitalized external software costs include the actual costs to purchase existing software from vendors. Capitalized internal software costs generally include personnel costs incurred in the enhancement and implementation of purchased software packages.

Customer premise equipment consists of communications equipment that will be installed at customer premises for the duration of their service agreement with the company.

Property, plant and equipment consist of the following assets at March 31, 2000 and September 30, 1999 (in millions):

                                                       March 31,   September 30,
                                                           2000       1999
                                                          -----      -----

Technology services property, plant and equipment
-----------------------------------------------------
Land ................................................     $  10          8
Buildings ...........................................        65         62
Leasehold improvements ..............................       118        110
Computers and telecom equipment .....................        58         58
Furniture, fixtures and office equipment ............        34         32
                                                          -----      -----
             Total ..................................       285        270
Less: Accumulated depreciation and amortization .....      (171)      (162)
                                                          -----      -----
    Technology services property, plant and
    equipment, net ..................................       114        108


Prism property, plant and equipment
-----------------------------------------------------
Network, communication and customer premise equipment       159         27
Uninstalled customer premise equipment ..............         6          3
Computers and software ..............................        30         10
Leasehold improvements ..............................        58         24
Furniture, fixtures and office equipment ............         5          1
Construction work-in-progress .......................         3          1
                                                          -----      -----
             Total ..................................       261         66
Less: Accumulated depreciation and amortization .....        (8)        (3)
                                                          -----      -----
             Prism property, plant and equipment, net       253         63
Other property, plant and equipment, net ............        74         57
                                                          -----      -----
             Total property, plant and equipment, net     $ 441      $ 228
                                                          =====      =====

4.       Interest-Bearing Liabilities

At March 31, 2000, the company had $1.7 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities.

The average daily borrowings outstanding during the six months ended March 31, 2000 were approximately $4.7 billion, with a related weighted average interest rate of 6.10%. This compares to average daily borrowings during the first six months of fiscal 1999 of approximately $5.0 billion, with a related weighted average interest rate of 6.34%.

5.       Senior Notes

On October 9, 1998 the company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") for a shelf offering of up to $1.5 billion of senior debt securities on terms to be set at the time of each sale (the "1998 Shelf"). On January 19, 1999, the company designated $600 million (later reduced to $500 million as described below) in Senior Debt Securities as "Senior Medium-Term Notes, Series H" to be issued under the 1998 Shelf, of which $37 million remained available for issuance as of March 31, 2000. Pursuant to the 1998 Shelf, the company, on January 26, 1999, issued $350 million of 6.0% Senior Notes due January 30, 2002, and, on April 21, 1999, $350 million of 5.95% Notes due April 30, 2002. On August 26, 1999, the company redesignated $100 million of the "Series H Medium-Term Notes", which together with the remaining $200 million in securities previously unallocated under the shelf registration, were issued by the company as $300 million of 7.25% Notes due September 1, 2002.

On September 24, 1999 the company filed a registration statement on Form S-3 with the SEC for a shelf offering of up to $1.5 billion senior debt securities on terms to be set at the time of each sale ("1999 Shelf"). On March 2, 2000, the company designated $500 million in Senior Debt Securities as "Senior Medium-Term Notes, Series I" to be issued under the 1999 Shelf. As of March 31, 2000, the entire 1999 Shelf remains available for sale.

The company plans to continue to be active in issuing senior debt during fiscal 2000, primarily to support the anticipated growth of the leased assets and the expansion of the Prism network and, where appropriate, to refinance maturities of interest-bearing liabilities.

6.       Comprehensive Income

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130-Reporting Comprehensive Income, which requires presentation of comprehensive earnings (net earnings (loss) plus all changes in net assets from non-owner sources) and its components in the financial statements.

Other comprehensive earnings (loss) consists of the following:


                                                      Three months ended     Six months ended
                                                             March 31,            March 31,
                                                       ----------------      ----------------
                                                        2000       1999       2000       1999
                                                       -----      -----      -----      -----
Foreign currency translation adjustments .........     $ (15)     $ (25)     $ (31)     $ (25)
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period .............................       (23)         2         18         (37)
  Reclassification adjustment for gains
   included in earnings before income
   taxes .........................................       (33)      --          (30)      --
                                                       -----      -----      -----      -----
Net unrealized gains (losses), before income taxes       (56)         2        (12)       (37)
Income tax benefit................................        23          1         15         16
                                                       -----      -----      -----      -----
Net unrealized losses ............................       (33)         3         (3)       (21)
                                                       -----      -----      -----      -----
Other comprehensive loss .........................       (48)       (22)       (28)       (46)
Appreciation in equity of retained interest
  in Comdisco Ventures ...........................        45         17        159         34
Net earnings (loss) ..............................        43        (56)        84        (18)
                                                       -----      -----      -----      -----
Total comprehensive income (loss) ................     $  40      $ (61)       215      $ (30)
                                                       =====      =====      =====      =====

7.       Acquisition and Sale of Assets

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

On March 24, 1999, the company announced a major shift in corporate strategy, including focusing on high-margin service businesses and shedding low-margin businesses, including its mainframe leasing and vendor lease portfolios and its medical refurbishing business. In conjunction with this repositioning, the company recorded a pre-tax charge of $150 million in the quarter ended March 31, 1999. The components of the pre-tax charge included $100 million associated with the company's plan to exit the mainframe residual leasing business, $20 million to exit the medical refurbishing business and $30 million associated with the realignment of the company's services businesses. The sale of the mainframe portfolio and the sale of the medical refurbishing business were both concluded in the fiscal quarter ended June 30, 1999. The sale of a majority of the vendor lease portfolio was completed in the fiscal quarter ended September 30, 1999.

8.       Industry Segment and Operations by Geographic Areas

During fiscal 1999, the company adopted SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information." The company evaluates the performance of its operating segments based on earnings before income taxes. Intersegment sales are not significant. Summarized financial information concerning the company's reportable segments for the three- and six-months ended March 31, 2000 and 1999 is shown in the following tables (in millions):

Three months ended
March 31, 2000                 Leasing  Services   Prism     Total
-----------------------------     ----     ----     ----      ----
Revenues ....................     $696     $156     $  1      $853
Segment profit (loss) .......       27       18      (41)        4
Capital expenditures ........      503      120       91       714
Depreciation and amortization      414       23        6       443


Three months ended
March 31, 1999                  Leasing Services   Prism     Total
-----------------------------     -----    -----   -----     -----
Revenues ....................      $785     $125   $ --       $910
Segment profit (loss) .......       (89)     (10)    (3)      (102)
Capital expenditures ........       590        6      45       641
Depreciation and amortization       539       17     --        556


Six months ended
March 31, 2000                  Leasing Services   Prism     Total
-----------------------------    ------   ------  ------    ------
Revenues ....................    $1,284   $  303  $    1    $1,588
Segment profit (loss) .......        36       40     (69)        7
Capital expenditures ........     1,277      175     167     1,619
Depreciation and amortization       789       34       9       832


Six months ended
March 31, 1999                  Leasing Services   Prism     Total
-----------------------------   -------  -------  -------  -------
Revenues ....................    $1,552  $   243  $  --     $1,795
Segment profit (loss) .......       (57)       8       (3)     (52)
Capital expenditures ........     1,425       42       45    1,512
Depreciation and amortization     1,073       20       --    1,093

The following table presents total assets for each of the company's reportable segments (in millions):

                                            March   September
                                               31,        30,
                                             2000       1999
                                           ------     ------

Leasing ..............................     $6,774     $6,891
Services .............................        632        479
Prism ................................        334        124
Retained interest in Comdisco Ventures        433        200
                                           ------     ------
Total ................................     $8,173     $7,694
                                           ======     ======


The following tables present revenue by geographic location based on the location of the company's local office (in millions):

                  Three months ended    Six months ended
                       March 31,             March 31,
                  -----------------     -----------------
                    2000       1999       2000       1999
                  ------     ------     ------     ------
North America     $  632     $  613     $1,167     $1,231
Europe ......        185        163        325        335
Pacific Rim .         36        134         66        229
                  ------     ------     ------     ------
Total .......     $  853     $  910     $1,558     $1,795
                  ======     ======     ======     ======


The following table presents total assets by geographic location based on the location of the asset (in millions). The retained interest in Comdisco Ventures is included in the North America amounts.

                   March   September
                      31,        30,
                    2000       1999
                  ------     ------
North America     $6,608     $6,159
Europe ......        999      1,029
Pacific Rim .        566        506
                  ------     ------
Total .......     $8,173     $7,694
                  ======     ======

Comdisco Ventures
STATEMENTS OF EARNINGS AND DIVISION NET WORTH
(in thousands)

                                                                      Three Months Ended        Six Months Ended
                                                                            March 31,             March 31,
                                                                        ---------------       ---------------
                                                                        2000       1999       2000       1999
                                                                        ----       ----       ----       ----
Revenue
Leasing


     Operating ...................................................   $ 44,955   $ 26,643   $ 82,837   $ 51,969
     Direct financing ............................................        121        403        232        592
     Sales-type ..................................................      1,858       --        1,858       --
                                                                      -------    -------    -------    -------
        Total leasing ............................................     46,934     27,046     84,927     52,561

Sales ............................................................      2,546        616      4,864      1,885
Interest income on notes .........................................     11,952      4,110     23,711      6,424
Warrant sale proceeds and capital gains ..........................     98,499     10,000    187,224     17,000
Other ............................................................        489        178        897        329
                                                                      -------    -------    -------    -------
        Total revenue ............................................    160,420     41,950    301,623     78,199
                                                                      -------    -------    -------    -------

Costs and expenses
Leasing

     Operating ...................................................     34,081     20,723     62,375     39,128
     Sales-type ..................................................      1,133       --        1,133       --
                                                                      -------    -------    -------    -------
        Total leasing ............................................     35,214     20,723     63,508     39,128

Sales ............................................................      1,764        338      2,772      1,374
Selling, general and administrative ..............................     23,501      1,526     41,923      3,088
Interest .........................................................     13,128      4,550     23,919      8,564
Bad debt expense .................................................     24,001        800     45,801      1,600
                                                                      -------    -------    -------    -------
     Total costs and expenses ....................................     97,608     27,937    177,923     53,754
                                                                      -------    -------    -------    -------

Earnings before income taxes .....................................     62,812     14,013    123,700     24,445
Income taxes .....................................................     25,640      5,587     49,325      9,747
                                                                      -------    -------   --------    -------
 Net earnings ....................................................   $ 37,172   $  8,426  $  74,375   $ 14,698
                                                                      =======    =======   ========    =======

Division net worth at beginning of period ........................   $351,007   $ 93,726  $ 199,649   $ 71,080
Net earnings .....................................................     37,172      8,426     74,375     14,698
Other comprehensive income - Unrealized gains, net of tax ........     45,000     17,456    159,155     33,830
                                                                      -------    -------   --------    -------
     Total comprehensive income ..................................     82,172     25,882    233,530     48,528
                                                                      -------    -------   --------    -------
Division net worth at end of period ..............................   $433,179   $119,608   $433,179   $119,608
                                                                      =======    =======   ========    =======
See accompanying notes to financial statements.

Explanatory Note: Earnings per share is not presented because Comdisco Ventures is not a "stand-alone entity" and, as a result, the presentation of earnings per share is not applicable. If Comdisco issues a separate series of common stock, it will present in its financial statements the earnings per share for all outstanding series of its common stock.



Comdisco Ventures
BALANCE SHEETS
(in thousands)


                                                                         March 31,  September 30,
                                                                           2000         1999
                                                                           ----         ----
                                                                        (unaudited)   (audited)
ASSETS
Equity securities ................................................   $  581,136    $ 197,335
Receivables, net .................................................      526,286      367,339
Inventory ........................................................        3,237        1,762
Leased assets:
  Direct financing and sales-type ................................        5,471        5,106
  Operating (net of accumulated depreciation) ....................      385,299      283,241
                                                                      ----------      -------
    Net leased assets ............................................      390,770      288,347
Other assets .....................................................       20,434       17,069
                                                                      ----------     -------
                                                                     $1,521,863    $ 871,852
                                                                      ==========     =======

LIABILITIES AND DIVISION NET WORTH
Inter-group payable ..............................................   $  846,613    $ 559,575
Accounts payable .................................................          515          329
Income taxes .....................................................      177,817       72,265
Other liabilities ................................................       63,739       40,034
                                                                     ----------      -------
                                                                      1,088,684      672,203
                                                                     ----------      -------
Division net worth:
 Division equity .................................................      188,279      113,904
 Accumulated other comprehensive income...........................      244,900       85,745
                                                                     ----------      -------
  Total division net worth........................................      433,179      199,649
                                                                     ----------      -------
                                                                     $1,521,863    $ 871,852
                                                                     ==========      =======

See accompanying notes to financial statements.

Comdisco Ventures
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
For the Six Months Ended March 31, 2000 and 1999

                                                        2000         1999
                                                        ----         ----
Cash flows from operating activities:
   Operating lease and other leasing receipts ..   $  83,471    $  51,471
   Leasing costs, primarily rentals paid .......        (150)         (99)
   Sales .......................................       6,207        2,944
   Warrant proceeds ............................     194,782       18,970
   Promissory note receipts ....................     128,173       18,573
   Selling, general and administrative expenses      (18,971)      (3,095)
                                                   ---------    ---------
     Net cash provided by operating activities .     393,512       88,764
                                                   ---------    ---------

Cash flows from investing activities:
   Equipment purchased for leasing .............    (176,223)     (88,172)
   Purchase of property and equipment ..........         (66)         (59)
   Equity investments ..........................    (117,842)      (8,326)
   Issuance of promissory notes ................    (286,359)    (139,996)
                                                   ---------    ---------
     Net cash used in investing activities .....    (580,490)    (236,553)
                                                   ---------    ---------

Cash flows from financing activities:
   Net change in inter-group payable ...........     186,978      147,789
                                                   ---------    ---------
     Net cash provided by financing activities .     186,978      147,789
                                                   ---------    ---------
Net increase in cash and cash equivalents ......        --           --
                                                   ---------    ---------
Cash and cash equivalents at beginning of period        --           --
                                                   ---------    ---------
Cash and cash equivalents at end of period .....   $    --      $    --
                                                   =========    =========


Comdisco Ventures
STATEMENTS OF CASH FLOWS (UNAUDITED) - Continued (in thousands) For the Six Months Ended March 31, 2000 and 1999

                                                                 2000        1999
                                                                 ----        ----
Reconciliation  of  net  earnings to net
cash  provided  by  operating activities:

Net earnings  .............................................   $ 74,375   $ 14,698

Adjustments to reconcile net earnings to net cash provided by operating activities:

    Leasing costs, primarily
      depreciation and amortization .......................     63,238     39,128
    Cost of sales .........................................      2,772       --
    Principal portion of promissory notes .................    104,993     12,149
    Selling, general, and administrative expenses .........     68,753      1,600
    Interest ..............................................     23,919      8,564
    Income taxes ..........................................     49,325      9,534
    Other - net ...........................................      6,137      3,091
                                                              --------   --------
                  Net cash provided by operating activities   $393,512   $ 88,764
                                                              ========   ========


See accompanying notes to financial statements.

Comdisco Ventures
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2000 and 1999

1.       Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

In addition, the accompanying unaudited financial statements have been prepared assuming that:

o the tracking stock structure approved by the company's stockholders on April 20, 2000 and implemented by the filing of the company's amended and restated certificate of incorporation with the Secretary of State of Delaware on May 4, 2000 was in place during the periods reported on in these financial statements.

o the company, which is comprised of Comdisco, Inc. and its subsidiaries, has two series of common stock - the Comdisco Stock and the Comdisco Ventures Stock.

o the Comdisco Ventures Stock is intended to track the performance of the company's venture financing operations. o the Comdisco Stock is intended to track the performance of the rest of the company's business, including Comdisco Group's retained interest in Comdisco Ventures.

o no Comdisco Ventures Stock has been issued, and Comdisco Group holds a 100 percent retained interest in Comdisco Ventures during all periods reported on in these financial statements.

o the company has allocated, for financial reporting purposes, all of its consolidated assets, liabilities, revenue, expenses and cash flow between Comdisco Group and Comdisco Ventures.

Notwithstanding these financial reporting allocations, holders of Comdisco Ventures Stock and holders of Comdisco Stock are stockholders of the company and are subject to all of the risks associated with an investment in the company and all of its businesses, assets and liabilities. Such allocation does not affect title to the assets or responsibility for the liabilities of the company or any of its subsidiaries. The results of operations or financial condition of one group could affect the results of operations or financial condition of the other group. Accordingly, the financial statements of each group should be read in conjunction with company's consolidated financial statements included herein and with the notes to the consolidated and group financial statements included herein and in conjunction with the company's consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended September 30, 1999.

Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

2.        Equity Securities

Comdisco Ventures provides finaning to privately held companies, generally in networking, communications, software, Internet-based and other industrie, through the purchase of equity securities. For equity investments, which are non-quoted investments, Comdisco Ventures' policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. Comdisco Ventures identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired. During fiscal year 2000, certain of these investments in privately held companies became available-for-sale securities when the issuers completed initial public offerings.

Equity securities include the following as of March 31, 2000 and September 30, 1999 (in thousands):

                                    March     September
                                     31,         30,
                                    2000        1999
                                   --------   ---------

Available-for-sale-securities:
  Cost .........................   $ 24,820   $  7,735
  Unrealized gain ..............    407,319    142,612
                                   --------   --------
Market value ...................    432,139    150,347
Equity investments (at cost less
   valuation adjustments) ......    148,997     46,988
                                   --------   --------
  Carrying value ...............   $581,136   $197,335
                                   ========   ========



Realized gains or losses ("capital gains") are recorded upon disposition of equity securities based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated comprehensive income. Comdisco Ventures records the proceeds received from the sale or disposition of warrants ("warrant sale proceeds") received in conjunction with its lease or other financings as income when sold. Revenue from the sale of equity investments (warrant sale proceeds and capital gains) for the three and six months ended March 31, 2000 and 1999 were as follows (in thousands):

                                                       Three Months Ended        Six Months Ended
                                                            March 31,               March 31,
                                                        2000         1999        2000        1999
                                                     ---------    ---------    ---------   ---------
Proceeds from the sale of equity securities.......   $  57,712    $    --     $ 113,542    $    --
Less: cost of equity securities ..................      (5,615)        --        (8,934)        --
                                                     ---------    ---------   ---------    ---------
Capital gains ....................................      52,097         --       104,608
Warrant sale proceeds ............................      46,402       10,000      82,616       17,000
                                                     ---------    ---------   ---------    ---------
Total ............................................   $  98,499    $  10,000   $ 187,224    $  17,000
                                                     =========    =========   =========    =========

See "Risk Factors" for a discussion of the factors that may affect proceeds from the sale of warrants and capital gains.

Comdisco Ventures formed Hybrid Venture Partners, LP ("Hybrid Fund"), in October 1999 to originate venture debt and direct equity financing products. Comdisco Ventures committed $250 million as a limited partner to Hybrid Fund, all of which has been invested in, or committed to, customers. Comdisco Ventures has closed Hybrid Fund and it will not seek additional capital commitments.

3.       Receivables

Receivables include the following as of March 31, 2000 and September 30, 1999 (in thousands):

                                          March      September
                                            31,         30,
                                           2000        1999
                                       ---------    ---------

Notes receivable ...................   $ 524,183    $ 343,105
Accounts ...........................      12,225        7,148
Unsettled equity transactions.......      36,180       26,278
Other ..............................      14,811        7,321
                                       ---------    ---------
Total receivables ..................     587,399      383,852
Allowance for credit losses ........     (61,113)     (16,513)
                                        ---------    ---------
Balance at end of period ...........   $ 526,286    $ 367,339
                                        =========    =========


Notes receivable ("venture debt") consist of loans to privately held companies in networking, communications, software, Internet-based and other industries. Comdisco Ventures' venture debt is generally structured as loans secured by equipment and other assets or subordinated loans.

At March 31, 2000 and September 30, 1999, Comdisco Ventures had venture debt of approximately $524.2 million and $343.1 million, respectively. As part of a venture debt transaction, Comdisco Ventures receives warrants to purchase an equity interest in the borrower at a negotiated exercise price, generally based on the borrower's most recent venture capital transaction. The amount of the warrants received and the exercise price varies based upon borrower-specific valuation factors. Loans provide current income from interest and fees.

Changes in the allowance for credit losses (combined notes and accounts receivable) for the six months ended March 31, 2000 and 1999 were as follows (in thousands):

                                            March      March
                                             31,         31,
                                            2000        1999
                                          --------    --------

Balance at beginning of period.........   $ 16,513    $  6,000
Provision for credit losses ...........     45,801       1,600
Net credit losses .....................     (1,201)       (950)
                                           --------    --------
Balance at end of period ..............   $ 61,113    $  6,650
                                           ========    ========

4.      Comprehensive Income

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130-Reporting Comprehensive Income, which requires presentation of comprehensive earnings (net earnings plus all changes in net assets from non-owner sources) and its components in the financial statements.

Other comprehensive earnings consists of the following (in thousands):


                                                        Three months ended                        Six months ended
                                                              March 31,                               March 31,
                                                        2000           1999                   2000                 1999
                                                    ---------          ---------           ---------           ---------
Unrealized gains on securities:
  Unrealized holding gains arising
   during the period ....................         $  173,343           $  39,033           $ 451,931           $  73,266
  Reclassification adjustment for gains
   included in earnings before income
   taxes ................................            (98,499)            (10,000)           (187,224)            (17,000)
                                                   ---------           ---------           ---------           ----------
Net unrealized gains, before income taxes             74,844              29,033             264,707              56,266
Income taxes ............................            (29,844)            (11,577)           (105,552)            (22,436)
                                                   ---------           ---------           ---------           ----------
Net unrealized gains ....................             45,000              17,456             159,155              33,830
                                                   ---------           ---------           ---------           ----------
Other comprehensive income ..............             45,000              17,456             159,155              33,830
Net earnings ............................             37,172               8,426              74,375              14,698
                                                   ---------           ---------           ---------           ----------
Total comprehensive income ..............          $  82,172           $  25,882           $ 233,530           $  48,528
                                                   =========           =========           =========           ==========



Comdisco, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Forward Looking Statements

The company believes certain statements herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, and the company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the company's operations and business environment which may cause the actual results of the company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, those risk factors set forth generally throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and specifically under "Risk Factors that May Affect Future Results" and should be read in conjunction with the company's Annual Report on Form 10-K dated December 21, 1999 and filed with the Securities and Exchange Commission on December 22, 1999, under Business-Forward-Looking Information.

Overview

The industry in which the company operates has become service oriented, with the business driven by service capabilities. Accordingly, Comdisco has aligned into four primary business lines: technology services; global leasing (referred to as "Leasing") in areas such as electronics, communications, medical, laboratory and scientific equipment and other high technology equipment (including information technology equipment); Prism (as defined and described in "Business"), (services, leasing and Prism are collectively referred to as "Comdisco Group"); and Comdisco Ventures.

Net Earnings

Net earnings for the three months ended March 31, 2000 were $43 million, or $.26 per diluted common share, as compared to a net loss of $56 million, or $.37 per share, for the three months ended March 31, 1999. Net earnings for the six months ended March 31, 2000 were $84 million, or $.52 per share, as compared to a net loss of $18 million, or $.12 per share, in the year earlier period. The net loss for the three and six months ended March 31, 1999 was due to $150 million of pre-tax charges related to the divestiture of low-margin businesses and the realignment of the company's service businesses (see "Business" for a discussion of this pre-tax charge).

Excluding the charges and the Prism losses (see "Business" for discussion), the company had net earnings of $69 million, or $.42 per share, compared to $41 million , or $.26 per share, for the three months ended March 31, 2000 and 1999, respectively. Excluding the charges and the Prism losses, the company had net earnings of $128 million, or $.78 per share, compared to $80 million, or $.50 per share, for the six months ended March 31, 2000 and 1999, respectively. The increase for the three and six months ended March 31, 2000 compared to the year earlier periods is primarily due to increased earnings by Comdisco Ventures, offset by lower earnings contributions from Comdisco Group, primarily from leasing activities.

Business

Comdisco Group:

Services: The company's technology services business attained record revenues for the three and six months ended March 31, 2000. However higher costs, primarily associated with higher personnel costs and continued investment in new service development, negatively impacted margins on the company's technology services business. Costs associated with the development and implementation of the company's network services infrastructure had a negative impact on the network services earnings contribution. Technology services had pretax earnings of $18 million in the quarter ended March 31, 2000, compared to $20 million (excluding the services component of the pretax charge-see below) in the quarter ended March 31, 1999 and $22 million in the quarter ended December 31, 1999. Revenue from continuity contracts, which is recognized monthly during the noncancelable continuity contract and is therefore recurring and predictable, was approximately $92 million, $80 million and $89 million during the three months ended March 31, 2000 and 1999, and December 31, 1999, respectively, representing approximately 59%, 64% and 60% of technology services revenue. Included in the $150 million pre-tax charge (as discussed below), is $30 million associated with the relocation of some of its continuity services facilities worldwide. See "Risk Factors" for a discussion of the factors that may affect earnings contributions from services.

Leasing: Leasing had pretax earnings of $27 million in the quarter ended March 31, 2000, compared to $31 million (excluding the leasing component of the pretax charge--see below) in the quarter ended March 31, 1999. The decrease in pretax earnings contribution from leasing is due to the Sale, offset by higher remarketing contributions. Cost of equipment placed on lease was $528 million during the quarter ended March 31, 2000. This compares to cost of equipment placed on lease of $689 million and $780 million during the quarters ended March 31, 1999 and December 31, 1999, respectively. During the six months ended March 31, 2000 and 1999, cost of equipment placed on lease totaled $1.3 billion and $1.5 billion, respectively. The residual leasing business of the company in the areas of electronics, communications, medical, laboratory and scientific had worldwide cost of equipment placed on lease of $232 million and $613 million in the three and six months ended March 31, 2000, respectively, compared to $181 million and $397 million in the year earlier periods. See below for a discussion of remarketing and "Risk Factors" for a discussion of leasing.

In addition to originating new equipment lease financing, the company remarkets used equipment from its lease portfolio. Remarketing is the sale or re-lease of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Remarketing activities are comprised of earnings from follow-on leases and gross profit on equipment sales. Remarketing activity, an important factor in quarterly earnings, increased in the current quarter as compared to both the first quarter of fiscal 2000 and the second quarter of fiscal 1999. Remarketing activity will continue to be an important contributor to quarterly earnings in the near and long term because of the size of the company's lease portfolio. In addition, remarketing activity will be critical in the residual leasing business.

On March 24, 1999, the company announced a major shift in corporate strategy, including focusing on high-margin service businesses and shedding low-margin businesses, including its mainframe leasing portfolio and medical refurbishing business. In conjunction with this repositioning, the company recorded a pretax charge of $150 million in the quarter ended March 31, 1999. The components of the pre-tax charge included $100 million associated with the company's plan to exit the mainframe residual leasing business, $20 million to exit the medical refurbishing business and $30 million associated with the realignment of the company's services businesses. The sale of the mainframe portfolio (the "Sale") and the sale of the medical refurbishing business were both concluded in the fiscal quarter ended June 30, 1999. In addition to these sales, the company completed the sale of substantially its entire vendor lease portfolio in September 1999.

Prism: The company finalized the acquisition of Prism during the quarter ended March 31, 1999. Prism is building out a high-speed, always-on digital network, which will provide customers with leading-edge connectivity. Prism markets its services to enterprise customers to provide employees with high-speed remote access to their Local Area Network to improve employee productivity and reduce operating costs, and to consumer end users. Prism's services are provided over standard copper telephone lines at speeds significantly faster than the speed available through a 56.6 Kilobits per second modem. Prism introduced its services in the New York City area in January 1999 and is in the process of implementing a nationwide rollout of its network and services.

In January 2000, Prism began offering carrier-grade voice and high-speed data services simultaneously over existing telephone lines to customers in the New York metropolitan area. Prism believes it is the first competitive local exchange carrier to offer such services. In January and April 2000, Prism introduced its high-speed Internet service to the Philadelphia and Providence markets, respectively.

On April 19, 2000, Prism introduced RED TurboSM, a high-speed connectivity solution that offers users a choice in bandwidth allocation. RED Turbo allows for speeds up to 4 megabits per second (Mbps), which may be allocated symmetrically (i.e., 2 Mbps upstream/2 Mbps downstream) or dynamically (i.e., all 4 Mbps upstream, or all downstream). With RED Turbo, Prism believes it is one of the first CLEC's to offer dynamically allocated broadband access at these speeds.

Prism has entered into an agreement with Nortel Networks ("Nortel") to purchase up to $460 million of switches, integrated line cards, customer premise equipment and ancillary technology to establish a national, facilities-based network. Based on its financial commitments to date, Prism will deploy the largest amount of Nortel's digital modem technology in the United States, and because of this relationship with Nortel, Prism expects to further benefit from advances in Nortel's future network technology, such as its optical Internet platform. Prism believes its network architecture, centered on Nortel's integrated voice and data approach, offers cost benefits and could reduce provisioning time lags. As part of the Nortel strategic relationship Nortel purchased for cash common stock of Prism valued at $10 million.

Prism entered into an agreement to purchase a 20-year indefeasible right to use ("IRU") approximately 2,500 miles of dark fiber from Williams Communications, Inc. ("Williams"). This purchase will allow Prism to transport data and voice traffic, utilizing dense wave division multiplexing ("DWDM") and high speed SONET technology, over its own dedicated fibers covering the Eastern half of the United States for the foreseeable future. Prism also agreed to purchase a minimum of approximately $110 million of network capacity from Williams over the next 20 years to convey voice and data traffic in areas not covered by its dark fiber IRU purchase. In return, Prism issued to Williams $10 million of common stock and will pay for the remainder of its obligation to Williams with cash as capacity is used or as Prism accepts segments of the dark fiber IRU. With this transaction and the Nortel relationship, Prism believes it can achieve carrier class network reliability and performance, a world class benchmark for all telecommunications companies.

Comdisco Ventures:

The second quarter of fiscal 2000 was a record quarter for Comdisco Ventures, with record revenues from leasing, interest income on venture debt and from the sale of equity investments. For the three months ended March 31, 2000 and 1999, Comdisco Ventures recorded revenue of $160 million and $42 million, which represented increases of 281% and 52%, respectively, over the prior year periods. For the six months ended March 31, 2000 and 1999, Comdisco Ventures recorded revenue of $302 million and $78 million, which represented increases of 287% and 38%, respectively, over the prior year periods. Revenue from the sale of equity investments (warrant sale proceeds and capital gains) for the three and six months ended March 31, 2000 and 1999 were as follows (in millions):

                                                      Three Months Ended               Six Months Ended
                                                            March 31,                       March 31,
                                                      2000           1999             2000           1999
                                                      ----           ----       ----------    -----------
Proceeds from the sale of equity securities          $  57          $  --          $ 113          $  --
Less: cost of equity securities ...........             (6)            --             (9)            --
                                                      ----           ----           ----           ----
Capital gains .............................             51             --            104             --
Warrant sale proceeds .....................             47             10             83             17
                                                      ----           ----           ----           ----
Total .....................................          $  98          $  10          $ 187          $  17
                                                      ====           ====           ====           ====


See "Risk Factors" for a discussion of the factors that may affect proceeds from the sale of warrants and capital gains. The company's general policy has been to sell its equity positions in an orderly manner as soon as reasonably possible after a liquidity event. The company's disposition policy is not intended to, and does not, assure that Comdisco Ventures will maximize its return on any particular holding. In addition, Comdisco Ventures has benefited from a strong IPO market for venture capital-backed companies. There can be no assurance that the strong IPO market for venture capital-backed companies will continue in the near or long term.

Comdisco Ventures formed Hybrid Venture Partners, LP ("Hybrid Fund"), in October 1999 to originate venture debt and direct equity financing products. Comdisco Ventures committed $250 million as a limited partner to Hybrid Fund, all of which has been invested in, or committed to, customers. Comdisco Ventures has closed Hybrid Fund and will not seek additional capital commitments.

On April 20, 2000, the Comdisco stockholders approved an amended and restated certificate of incorporation that, among other things, would permit the company to create a separate series of its common stock, the Comdisco Ventures tracking stock, which would track the performance of the company's venture financing business. As of the date of filing of this Form 10-Q, no shares of the Comdisco Ventures tracking stock were outstanding.

Three months ended March 31, 2000
Total revenue for the three months ended March 31, 2000 was $1.01 billion compared to $952 million in the prior year quarter and $877 million in the quarter ended December 31, 1999. The increase in total revenue in the current quarter compared to the prior year quarter is primarily due to increased revenue by Comdisco Ventures, offset by lower leasing revenue. Total leasing revenue of $611 million for the quarter ended March 31, 2000 represented a decrease of 17% compared to the year earlier period. Total leasing revenue was $555 million in the first quarter of fiscal 2000. The decrease in the current quarter's leasing revenues compared to the prior year quarter was primarily due to the sales of the mainframe and vendor lease portfolios. Approximately $124 million of mainframe and vendor leasing revenue was included in the revenue reported for the quarter ended March 31, 1999. The increase in leasing revenue in the current quarter compared to the first quarter of fiscal 2000 can be attributed to increased revenue from remarketing activities.

Operating lease revenue minus operating lease cost was $84 million, or 19.1% of operating lease revenue (collectively, the "Operating Lease Margin"), and $100 million, or 19.7% of operating lease revenue, in the three months ended March 31, 2000 and 1999, respectively. The Operating Lease Margin was $83 million, or 19.1% in the quarter ended December 31, 1999. The company expects the Operating Lease Margin to be at or below current levels throughout the remainder of fiscal 2000, depending on the equipment leased and the volume of operating leases. The decrease in operating lease revenue minus operating lease cost in the current quarter compared to the year earlier period was due to the sales of the mainframe and vendor lease portfolios. In addition, the growth of the operating lease portfolio is expected to slow as the mix of leases results in more direct financing leases rather than operating leases. See "Risk Factors" for a discussion of factors that could affect the Operating Lease Margin.

Revenue from sales, which includes remarketing by selling and buy/sell activities, totaled $98 million in the second quarter of fiscal year 2000 compared to $67 million in the year earlier quarter. Margins on sales were and 20% and 13% in the quarters ended March 31, 2000 and 1999, respectively. The increase in revenue in the current quarter is due to remarketing, primarily communications equipment, which also had above average margins on their remarketing transactions in the current quarter.

Revenue from technology services for the three months ended March 31, 2000 and 1999 was $156 million and $125 million, respectively, a 25% increase. Cost of technology services for the three months ended March 31, 2000 and 1999 was $138 million and $105 million, respectively, a 31% increase. The increase in cost of technology services is attributed to the development and implementation of the company's network services infrastructure.

Other revenue for the three months ended March 31, 2000 and 1999 was $148 million and $21 million, respectively. Revenue from the sale of equity positions by Comdisco Ventures was $98 million and $10 million in the three months ended March 31, 2000 and 1999, respectively. During the current quarter the company realized an additional $33 million of revenues from the sale of other available-for-sale investments. Prism revenue from subscribers was approximately $1 million in the quarter ended March 31, 2000.

Total costs and expenses for the quarter ended March 31, 2000 were $946 million compared to $1.04 billion in the prior year period. The decrease in total costs and expenses is primarily due to the $150 million pre-tax charge included in the prior year and the sales of the mainframe and vendor lease portfolios, offset by higher expenses incurred by Prism in the current year quarter.

Selling, general and administrative expenses totaled $143 million in the quarter ended March 31, 2000 compared to $73 million in the quarter ended March 31, 1999 and $115 million in the quarter ended December 31, 1999. The increase in the current year quarter compared to the year earlier period is primarily due to an increase in bad debt expense and an increase in Comdisco Ventures incentive compensation costs as a result of gains realized on the sale of equity positions. The increase in the current quarter compared the quarter ended December 31, 1999 is primarily due to an increase in the company's bad debt expense. The company expects selling, general and administrative expenses to increase throughout fiscal 2000 primarily because of higher revenue from Comdisco Ventures, which will increase incentive compensation costs, and higher personnel costs.

Interest expense for the three months ended March 31, 2000 and 1999 totaled $87 million. Increases in interest expense resulting from a higher average daily borrowings in the current quarter compared to the prior year quarter were offset by lower interest rates in the current period.

Prism expenses for the three months ended March 31, 2000 totaled $42 million, compared to $3 million in the year earlier quarter and $27 million in the first quarter of fiscal 2000. The prior year amount includes the expenses incurred by Prism from February 28, 1999 (date of acquisition) to March 31, 1999. Network and product costs were $17 million for the three months ended March 31, 2000 compared to $9 million in the first quarter of fiscal 2000. These costs are attributable to the expansion of Prism's networks and increased orders resulting from their sales and marketing efforts. Sales, marketing, general and administrative expenses were $14 million and $13 million for the three months ended March 31, 2000 and December 31, 1999, respectively. These costs are attributable to growth in headcount in all areas of Prism, continued expansion of Prism's sales and marketing efforts, deployment of Prism's networks and building of Prism's operating infrastructure. Depreciation and amortization was approximately $6 million for the current quarter compared to $3 million for the first quarter of fiscal 2000.

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

Six months ended March 31, 2000
Total revenue was $1.89 billion and $1.87 billion for the six months ended March 31, 2000 and 1999, respectively. Total leasing revenue was $1.17 billion and $1.47 billion for the six months ended March 31, 2000 and 1999, respectively. The decrease in total leasing revenue compared to the prior year period was primarily due to the sales of the mainframe and vendor lease portfolios.

Operating lease revenue minus operating lease cost was $167 million, or 19.1% of operating lease revenue, and $201 million, or 19.4% of operating lease revenue, in the six months ended March 31, 2000 and 1999, respectively. The decrease in operating lease revenue minus operating lease cost in the current year period compared to the year earlier period was due to the sales of the mainframe and vendor lease portfolios. The company expects the growth of the operating lease portfolio to slow as the mix of leases written results in more direct financing leases rather than operating leases. See "Risk Factors" for a discussion of factors that could affect the Operating Lease Margin.

Revenue from sales, which includes remarketing by selling and buy/sell activities, totaled $166 million in the six months ended March 31, 2000, compared to $125 million in the year earlier period. Margins on sales were and 23% and 13% in the six months ended March 31, 2000 and 1999, respectively. The increase in revenue in the current period is due to remarketing, primarily communications equipment, which also had above average margins on their remarketing transactions in the current period.

Revenue from technology services for the six months ended March 31, 2000 and 1999 was $303 million and $243 million, respectively, a 25% increase. Cost of technology services for the three months ended March 31, 2000 and 1999 was $263 million and $205 million, respectively, a 28% increase.

Other revenue for the six months ended March 31, 2000 and 1999 was $255 million and $36 million, respectively. Revenue from the sale of available-for-sale securities by Comdisco Ventures was $187 million and $17 million in the six months ended March 31, 2000 and 1999, respectively. During the six months ended March 31, 2000, approximately fifty-nine companies in the equity securities portfolio were acquired/merged or completed an initial public offering, compared to eighteen companies in the year earlier period. During the current period the company realized an additional $30 million of revenues from the sale other available-for-sale securities. Prism revenue from subscribers was approximately $1 million in the six months ended March 31, 2000.

Total costs and expenses for the six months ended March 31, 2000 were $1.76 billion compared to $1.90 billion in the prior year period. The decrease is due to the sales of the mainframe and vendor lease portfolios.

Selling, general and administrative expenses totaled $258 million in six months ended March 31, 2000 compared to $142 million in the prior year period. The principal reasons for the increase in the current year period compared to the year earlier period are an increase in bad debt expense for Comdisco Ventures and an increase in incentive compensation costs as a result of gains realized on the sale of equity positions held in the Comdisco Ventures portfolio.

Interest expense for the six months ended March 31, 2000 and 1999 totaled $171 million. Increases in interest costs resulting from higher average daily borrowings in the current period compared to the prior year period were offset by lower interest rates in the current period.

Prism expenses for the six months ended March 31, 2000 totaled $70 million, compared to $3 million in the year earlier period. The prior year amount includes expenses incurred by Prism from February 28, 1999 (date of acquisition) to March 31, 1999. Network and product costs were $26 million for the six months ended March 31, 2000. Sales, marketing, general and administrative expenses were $27 million for the six months ended March 31, 2000. Depreciation and amortization was approximately $9 million for the current period.

Financial Condition

The company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The company utilizes a variety of financial instruments to fund its short and long-term needs.

Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the six months ended March 31, 2000 and 1999 was $1.64 billion and $1.36 billion, respectively. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the company's investment in its lease portfolio. The company expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.

Risk Factors That May Affect Future Results
See "Risk Factors"  included in this Report.

Comdisco Group

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This discussion should be read along with the Comdisco, Inc. consolidated financial statements, Comdisco Ventures financial statements and Risk Factors included in this Quarterly Report on Form 10-Q. Comdisco Group financial statements should be read in conjunction with Comdisco's audited consolidated financial information contained in Comdisco's 1999 Annual Report on form 10-K, as amended by Form 10K/A.

Historical results and percentage relationships may not necessary be indicative of operating results for any future periods. The financial statements of Comdisco Group include the balance sheets, statements of earnings, cash flow and group equity of the following businesses of Comdisco:

o Comdisco's technology services businesses, including: continuity services, managed network services, desktop management services and web hosting and availability;
o Comdisco's global leasing and remarketing businesses in areas such as electronics, communications and laboratory and scientific equipment as well as the leasing of information technology equipment and industrial automation equipment; and
o Prism Communication Services, Inc.

The Comdisco Group financial statements also include its retained interest in Comdisco Ventures, currently 100 percent.

The Comdisco Group financial statements and Comdisco Ventures financial statements comprise all of the accounts included in the consolidated financial statements of Comdisco. The separate business financial statements give effect to all allocation and related party transaction policies as adopted by the board of directors of Comdisco. The Comdisco Group financial statements have been prepared in a manner which management believes is reasonable and appropriate. Comdisco Group's retained interest in 100% of the division net worth of Comdisco Ventures is reflected as "Retained interest in Comdisco Ventures" in Comdisco Groups balance sheets. Similarly, Comdisco Group's retained interest in 100% of the division net earnings of Comdisco Ventures is reflected as "Net earnings related to retained interest in Comdisco Ventures" in its combined statements of earnings.

Business
Services: The company's technology services business attained record revenues for the three and six months ended March 31, 2000. However higher costs, primarily associated with higher personnel costs and continued investment in new service development, negatively impacted margins on the company's technology services business. Costs associated with the development and implementation of the company's network services infrastructure had a negative impact on the network services earnings contribution. Technology services had pretax earnings of $18 million in the quarter ended March 31, 2000, compared to $20 million (excluding the services component of the pretax charge-see below) in the quarter ended March 31, 1999 and $22 million in the quarter ended December 31, 1999. Revenue from continuity contracts, which is recognized monthly during the noncancelable continuity contract and is therefore recurring and predictable, was approximately $92 million, $80 million and $89 million during the three months ended March 31, 2000 and 1999, and December 31, 1999, respectively, representing approximately 59%, 64% and 60% of technology services revenue. Included in the $150 million pre-tax charge (as discussed below), is $30 million associated with the relocation of some of its continuity services facilities worldwide. See "Risk Factors" for a discussion of the factors that may affect earnings contributions from services.

Leasing: Leasing had pretax earnings of $27 million in the quarter ended March 31, 2000, compared to $31 million (excluding the leasing component of the pretax charge--see below) in the quarter ended March 31, 1999. The decrease in pretax earnings contribution from leasing is due to the Sale, offset by higher remarketing contributions. Cost of equipment placed on lease was $431 million during the quarter ended March 31, 2000. This compares to cost of equipment placed on lease of $639 million and $701 million during the quarters ended March 31, 1999 and December 31, 1999, respectively. During the six months ended March 31, 2000 and 1999, cost of equipment placed on lease totaled $1.1 billion and $1.4 billion, respectively. The residual leasing business of the company in the areas of electronics, communications, medical, laboratory and scientific had worldwide cost of equipment placed on lease of $232 million and $613 million in the three and six months ended March 31, 2000, respectively, compared to $181 million and $397 million in the year earlier periods. See below for a discussion of remarketing and "Risk Factors" for a discussion of leasing.

In addition to originating new equipment lease financing, the company remarkets used equipment from its lease portfolio. Remarketing is the sale or re-lease of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Remarketing activities are comprised of earnings from follow-on leases and gross profit on equipment sales. Remarketing activity, an important factor in quarterly earnings, increased in the current quarter as compared to both the first quarter of fiscal 2000 and the second quarter of fiscal 1999. Remarketing activity will continue to be an important contributor to quarterly earnings in the near and long term because of the size of the company's lease portfolio. In addition, remarketing activity will be critical in the residual leasing business.

On March 24, 1999, the company announced a major shift in corporate strategy, including focusing on high-margin service businesses and shedding low-margin businesses, including its mainframe leasing portfolio and medical refurbishing business. In conjunction with this repositioning, the company recorded a pretax charge of $150 million in the quarter ended March 31, 1999. The components of the pre-tax charge included $100 million associated with the company's plan to exit the mainframe residual leasing business, $20 million to exit the medical refurbishing business and $30 million associated with the realignment of the company's services businesses. The sale of the mainframe portfolio (the "Sale") and the sale of the medical refurbishing business were both concluded in the fiscal quarter ended June 30, 1999. In addition to these sales, the company completed the sale of substantially its entire vendor lease portfolio in September 1999.

Prism: The company finalized the acquisition of Prism during the quarter ended March 31, 1999. Prism is building out a high-speed, always-on digital network, which will provide customers with leading-edge connectivity. Prism markets its services to enterprise customers to provide employees with high-speed remote access to their Local Area Network to improve employee productivity and reduce operating costs, and to consumer end users. Prism's services are provided over standard copper telephone lines at speeds significantly faster than the speed available through a 56.6 Kilobits per second modem. Prism introduced its services in the New York City area in January 1999 and is in the process of implementing a nationwide rollout of its network and services.

In January 2000, Prism began offering carrier-grade voice and high-speed data services simultaneously over existing telephone lines to customers in the New York metropolitan area. Prism believes it is the first competitive local exchange carrier to offer such services. In January and April 2000, Prism introduced its high-speed Internet service to the Philadelphia and Providence markets, respectively.

On April 19, 2000, Prism introduced RED TurboSM, a high-speed connectivity solution that offers users a choice in bandwidth allocation. RED Turbo allows for speeds up to 4 megabits per second (Mbps), which may be allocated symmetrically (i.e., 2 Mbps upstream/2 Mbps downstream) or dynamically (i.e., all 4 Mbps upstream, or all downstream). With RED Turbo, Prism believes it is one of the first CLEC's to offer dynamically allocated broadband access at these speeds.

Prism has entered into an agreement with Nortel Networks ("Nortel") to purchase up to $460 million of switches, integrated line cards, customer premise equipment and ancillary technology to establish a national, facilities-based network. Based on its financial commitments to date, Prism will deploy the largest amount of Nortel's digital modem technology in the United States, and because of this relationship with Nortel, Prism expects to further benefit from advances in Nortel's future network technology, such as its optical Internet platform. Prism believes its network architecture, centered on Nortel's integrated voice and data approach, offers cost benefits and could reduce provisioning time lags. As part of the Nortel strategic relationship Nortel purchased for cash common stock of Prism valued at $10 million.

Prism entered into an agreement to purchase a 20-year indefeasible right to use ("IRU") approximately 2,500 miles of dark fiber from Williams Communications, Inc. ("Williams"). This purchase will allow Prism to transport data and voice traffic, utilizing dense wave division multiplexing ("DWDM") and high speed SONET technology, over its own dedicated fibers covering the Eastern half of the United States for the foreseeable future. Prism also agreed to purchase a minimum of approximately $110 million of network capacity from Williams over the next 20 years to convey voice and data traffic in areas not covered by its dark fiber IRU purchase. In return, Prism issued to Williams $10 million of common stock and will pay for the remainder of its obligation to Williams with cash as capacity is used or as Prism accepts segments of the dark fiber IRU. With this transaction and the Nortel relationship, Prism believes it can achieve carrier class network reliability and performance, a world class benchmark for all telecommunications companies.

Three months ended March 31, 2000
Total revenue for the three months ended March 31, 2000 was $853 million compared to $910 million in the prior year quarter and $735 million in the quarter ended December 31, 1999. Total leasing revenue of $564 million for the quarter ended March 31, 2000 represented a decrease of 21% compared to the year earlier period. Total leasing revenue was $517 million in the first quarter of fiscal 2000. The decrease in total revenue and leasing revenue in the current quarter compared to the prior year quarter is primarily due to the sales of the mainframe and vendor lease portfolios. Approximately $124 million of mainframe and vendor leasing revenue was included in the revenue reported for the period ended March 31, 1999. The increase in total revenue in the current quarter compared to the first quarter of fiscal 2000 is primarily due to increased revenue from remarketing activities and realized gains from the sale of equity investments. The increase in the current quarter's leasing revenues compared to the first quarter of fiscal 2000 is primarily due to increased revenue from remarketing activities.

Operating lease revenue minus operating lease cost was $73 million, or 18.5% of operating lease revenue (collectively, the "Operating Lease Margin"), and $94 million, or 19.6% of operating lease revenue, in the three months ended March 31, 2000 and 1999, respectively. The Operating Lease Margin was $73 million, or 18.4% in the quarter ended December 31, 1999. The company expects the Operating Lease Margin to be at or below current levels throughout the remainder of fiscal 2000, depending on the equipment leased and the volume of operating leases. The decrease in operating lease revenue minus operating lease cost in the current quarter compared to the year earlier period was due to the sales of the mainframe and vendor lease portfolios. In addition, the growth of the operating lease portfolio is expected to slow as the mix of leases written results in more direct financing leases rather than operating leases. See "Risk Factors that May Affect Future Results" for a discussion of factors that could affect the Operating Lease Margin.

Revenue from sales, which includes remarketing by selling and buy/sell activities, totaled $95 million in the second quarter of fiscal year 2000 compared to $66 million in the year earlier quarter. Margins on sales were and

20% and 12% in the quarters ended March 31, 2000 and 1999, respectively. The increase in revenue in the current quarter is due to remarketing, primarily communications equipment, which also had above average margins on their remarketing transactions in the current quarter.

Revenue from technology services for the three months ended March 31, 2000 and 1999 was $156 million and $125 million, respectively, a 25% increase. Cost of technology services for the three months ended March 31, 2000 and 1999 was $138 million and $105 million, respectively, a 31% increase. The increase in cost of technology services is attributed to the development and implementation of the company's network services infrastructure.

Other revenue for the three months ended March 31, 2000 and 1999 was $38 million and $7 million, respectively. Other revenue for the first quarter of fiscal 2000 was $5 million. The increase in other revenues in the current quarter compared to the year earlier period can be attributed $33 million in realized gains from the sale of certain available-for-sale securities. Prism revenue from subscribers was approximately $1 million in the quarter ended March 31, 2000.

Total costs and expenses for the quarter ended March 31, 2000 were $849 million compared to $1.01 billion in the prior year period. The decrease in total costs and expenses is primarily due to the $150 million pre-tax charge included in the prior year and the sales of the mainframe and vendor lease portfolios, offset by higher expenses incurred by Prism in the current quarter.

Selling, general and administrative expenses totaled $95 million in the quarter ended March 31, 2000 compared to $70 million in the quarter ended March 31, 1999 and $75 million in the quarter ended December 31, 1999. The principal reason for the increase in the current year quarter compared to both the year earlier period and the first quarter of fiscal 2000 is an increase in bad debt expense. Comdisco Group expects selling, general and administrative expenses to increase throughout the remainder of the fiscal year. Although, Comdisco Group is taking steps to control its selling, general and administrative expenses, Comdisco Group continues to invest in its infrastructure to increase revenue and support the increase in business volume.

Interest expense for the three months ended March 31, 2000 and 1999 totaled $75 million and $83 million, respectively. The decrease in the current quarter compared to the prior year period is due to lower average daily borrowings by Comdisco Group and lower interest rates in the current period compared to the year earlier period.

Prism expenses for the three months ended March 31, 2000 totaled $42 million, compared to $3 million in the year earlier quarter and $27 million in the first quarter of fiscal 2000. The prior year amount only includes the expenses incurred by Prism from February 28, 1999 (date of acquisition) to March 31, 1999. Network and product costs were $17 million for the three months ended March 31, 2000 compared to $9 million in the first quarter of fiscal 2000. These costs are attributable to the expansion of Prism's networks and increased orders resulting from their sales and marketing efforts. Sales, marketing, general and administrative expenses were $14 million and $13 million for the three months ended March 31, 2000 and December 31, 1999, respectively. These costs are attributable to growth in headcount in all areas of Prism, continued expansion of Prism's sales and marketing efforts, deployment of Prism's networks and building of Prism's operating infrastructure. Depreciation and amortization was approximately $6 million for the current quarter compared to $3 million for first quarter of fiscal 2000. Prism has incurred losses in every month since its inception and the company expects to substantially increase its operating expenditures in an effort to rapidly expand its network infrastructure and service areas. Prism expects to incur substantial operating losses, net losses and net operating cash outflows during its network build-out and during the initial penetration of each new market. Its losses and net operating cash outflows are expected to continue and to increase as it expands its operations.

Six months ended March 31, 2000
Total revenue was $1.59 billion and $1.80 billion for the six months ended March 31, 2000 and 1999, respectively. Total leasing revenue was $1.08 billion and $1.42 billion for the six months ended March 31, 2000 and 1999, respectively. The decrease in the current period's leasing revenues compared to the prior year period was primarily due to the sales of the mainframe and vendor lease portfolios.

Operating lease revenue minus operating lease cost was $146 million, or 18.5% of operating lease revenue (collectively, the "Operating Lease Margin"), and $187 million, or 19.0% of operating lease revenue, in the six months ended March 31, 2000 and 1999, respectively. The decrease in operating lease revenue minus operating lease cost in the current year period compared to the year earlier period was due to the sales of the mainframe and vendor lease portfolios. The company expects the growth of the operating lease portfolio to slow as the mix of leases written results in more direct financing leases rather than operating leases. See "Risk Factors" for a discussion of factors that could affect the Operating Lease Margin.

Revenue from sales, which includes remarketing by selling and buy/sell activities, totaled $161 million in the six months ended March 31, 2000, compared to $123 million in the year earlier period. Margins on sales were and 22% and 12% in the six months ended March 31, 2000 and 1999, respectively. The increase in revenue in the current period is due to remarketing, primarily communications equipment, which also had above average margins on their remarketing transactions in the current period.

Revenue from technology services for the six months ended March 31, 2000 and 1999 was $303 million and $243 million, respectively, a 25% increase. Cost of technology services for the three months ended March 31, 2000 and 1999 was $263 million and $205 million, respectively, a 28% increase. The increase in revenue is due to higher revenue from network and desktop management services. The decrease in technology services margins is due to increasing infrastructure costs associated with the development of the network services business and costs associated with the development of the company's web hosting and availability services.

Other revenue for the six months ended March 31, 2000 and 1999 was $43 million and $13 million, respectively. During the current period the company realized $30 million of revenues from the sale of certain available-for-sale securities not held in the Comdisco Ventures portfolio. Prism revenue from subscribers was approximately $1 million in the six months ended March 31, 2000.

Total costs and expenses for the six months ended March 31, 2000 were $1.58 billion compared to $1.85 billion in the prior year period. The decrease is due to the sales of the mainframe and vendor lease portfolios.

Selling, general and administrative expenses totaled $170 million in six months ended March 31, 2000 compared to $136 million in the prior year period. The principal reason for the increase in the current year quarter compared to the year earlier period is due to an increase in bad debts.

Interest expense for the six months ended March 31, 2000 and 1999 totaled $147 million compared to $163 million in the prior year period.

Prism expenses for the six months ended March 31, 2000 totaled $70 million, compared to $3 million in the year earlier period. The prior year amount only includes the expenses incurred by Prism from February 28, 1999 (date of acquisition) to March 31, 1999. Network and product costs were $26 million for the six months ended March 31, 2000. Sales, marketing, general and administrative expenses were $27 million for the six months ended March 31, 2000. Depreciation and amortization was approximately $9 million for the current period.

Financial Condition

Comdisco Group's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. Comdisco Group utilizes a variety of financial instruments to fund its short and long-term needs.

Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the six months ended March 31, 2000 and 1999 was $1.25 billion and $1.27 billion, respectively. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Comdisco Group's investment in its lease portfolio. Comdisco Group expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.

Risk Factors That May Affect Future Results See "Risk Factors" included in this Report.

Comdisco Ventures

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This discussion should be read along with the Comdisco, Inc. consolidated financial statements, Comdisco Group financial statements and Risk Factors included in this Quarterly Report on Form 10-Q. Comdisco Ventures financial statements should be read in conjunction with Comdisco's audited consolidated financial information contained in Comdisco's 1999 Annual Report on form 10-K, as amended by Form 10K/A.

Historical results and percentage relationships may not necessary be indicative of operating results for any future periods. The financial statements of Comdisco Ventures include the balance sheets, statements of earnings, cash flow and group equity of Comdisco's venture financing businesses.

The Comdisco Group financial statements include its retained interest in Comdisco Ventures, currently 100 percent.

The Comdisco Group financial statements and Comdisco Ventures financial statements comprise all of the accounts included in the consolidated financial statements of Comdisco. The separate business financial statements give effect to all allocation and related party transaction policies as adopted by the board of directors of Comdisco. The Comdisco Group financial statements have been prepared in a manner which management believes is reasonable and appropriate. Comdisco Group's retained interest in 100% of the division net worth of Comdisco Ventures is reflected as "Retained interest in Comdisco Ventures" in Comdisco Groups balance sheets. Similarly, Comdisco Group's retained interest in 100% of the division net earnings of Comdisco Ventures is reflected as "Net earnings related to retained interest in Comdisco Ventures" in its combined statements of earnings.

Overview

Comdisco Ventures is a provider of venture leases, venture debt and direct equity financing to venture capital-backed companies. Comdisco Ventures' relationships with leading venture capital firms help it identify what it believes are the best positioned companies in the most attractive high growth industries. Comdisco Ventures offers a broad range of innovative equity-linked financing products, which complement equity from venture capital firms and debt from venture-oriented banks and asset-based lenders. Comdisco Ventures also plans to offer a number of additional services to its network of customers. Comdisco Ventures is a division of Comdisco.

Net Earnings

Net earnings for the three months ended March 31, 2000 were $37.2 million, as compared to $8.4 million for the three months ended March 31, 1999. Net earnings for the six months ended March 31, 2000 were $74.4 million, as compared to $14.7 million in the year earlier period. The principal reasons for the increase in net earnings during the three and six months ended March 31, 2000 compared to the year earlier periods are the significant increase in warrant sale proceeds and capital gains, increased interest income on notes, and increased revenues from leasing.

Three Months Ended March 31, 2000
The second quarter of fiscal 2000 was a record quarter for Comdisco Ventures, with record revenues from leasing, interest income on venture debt and the sale of equity investments. Total revenue for the three months ended March 31, 2000 was $160.4 million compared to $42.0 million in the prior year quarter and $141.2 million in the quarter ended December 31, 1999.

Total leasing revenue of $46.9 million for the quarter ended March 31, 2000 represented an increase of 74% over $27.0 million recorded for the quarter ended March 31, 1999. Total leasing revenue was $38.0 million in the first quarter of fiscal 2000. Cost of equipment placed on lease was $96.5 million during the quarter ended March 31, 2000, compared to $49.5 million and $79.2 million during the quarters ended March 31, 1999 and December 31, 1999, respectively. These increases are the result of increases in both number of customers and average lease size.

Operating lease revenue minus operating lease cost was $10.9 million, or 24.2% (collectively, the "Operating Lease Margin"), and $5.9 million, or 22.2% of operating lease revenue, in the three months ended March 31, 2000 and 1999, respectively. The Operating Lease Margin was $9.6 million, or 25.3% in the quarter ended December 31, 1999. The decrease in the Operating Lease Margin in the current year period compared to the first quarter of fiscal 2000 is due to an increase in the quarterly lease volume. Generally, new leases written have lower margins in their initial quarter compared to future quarters.

Interest income on venture debt was $12.0 million in the quarter ended March 31, 2000 compared to $4.1 million and $11.8 million during the quarters ended March 31, 1999 and December 31, 1999, respectively. During the quarter ended March 31, 2000, Comdisco Ventures funded loans totaling $157.8 million, compared to $72.6 million and $128.6 million in the quarters ended March 31, 1999 and December 31, 1999, respectively.

Revenue from the sale of equity holdings (warrant sale proceeds and capital gains) for the quarter ended March 31, 2000 and 1999 were $98.5 million and $10.0 million, respectively. Revenue from the sale of equity holdings was $88.7 million in the quarter ended December 31, 1999. The increase in revenue from the sale of equity holdings in the current quarter compared to the prior year period is due to an increase in the number of companies in which Comdisco Ventures has equity holdings that have experienced liquidity events, which impacts the number of securities available for sale. Market valuations from an initial public offering can also significantly affect the revenue from the sale of equity investments. During the quarter ended March 31, 2000, approximately twenty-four companies were acquired/merged or completed an initial public offering, compared to fourteen companies in the year earlier period. See Note 2 of Notes to Financial Statements for information on equity securities and revenue from the sale of equity securities. The company's general policy has been to sell its equity positions in an orderly manner as soon as reasonably possible after a liquidity event. The company's disposition policy is not intended to, and does not, assure that Comdisco Ventures will maximize its return on any particular holding. In addition, Comdisco Ventures has benefited from a strong IPO market for venture capital-backed companies. There can be no assurance that the strong IPO market for venture capital-backed companies will continue in the near or long term.

During the quarter ended March 31, 2000, Comdisco Ventures funded equity financings totaling $81.6 million, compared to $4.7 million and $36.2 million in the quarters ended March 31, 1999 and December 31, 1999, respectively..

Total costs and expenses for the quarter ended March 31, 2000 were $97.6 million compared to $27.9 million in the prior year period. Total costs and expenses were $80.3 million in the quarter ended December 31, 1999. The increase in total costs and expenses in the current quarter compared to the prior year's quarter and the first quarter of fiscal 2000 is due to the increase in venture lease and venture debt activities, and higher selling, general and administrative expenses related to increased personnel costs and higher incentive compensation expenses.

Selling, general and administrative expenses totaled $23.5 million in the quarter ended March 31, 2000 compared to $1.5 million in the quarter ended March 31, 1999 and $18.4 million in the quarter ended December 31, 1999. The principal reason for the increase in the current year quarter compared to the year earlier period is an increase in incentive compensation expenses as a result of higher revenue from the sale of equity holdings.

Interest expense for the three months ended March 31, 2000 was $13.1 million compared to $4.6 million in the prior year period and $10.8 million in the quarter ended December 31, 1999. The increase in the current quarter compared to the prior year period and prior quarter is due to higher average daily inter-group borrowings resulting from the growth in Comdisco Ventures' business.

Bad debt expense for the three months ended March 31, 2000 totaled $24.0 million compared to $0.8 million in the quarter ended March 31, 1999 and $21.8 million in the quarter ended December 31, 1999. The increase in the current quarter compared to the prior year period reflects the increase in the reserve related to increased venture lease, venture debt and direct equity financing volume.

The effective income tax rate was 41% in the quarter ended March 31, 2000 compared to 40% and 39% in the quarters ended March 31, 1999 and December 31, 1999, respectively. The effective income tax rate approximates the statutory rate.

Six Months Ended March 31, 2000
Total revenue was $301.6 million and $78.2 million for the six months ended March 31, 2000 and 1999, respectively. Total leasing revenue of $84.9 million for the six months ended March 31, 2000 represented an increase of 62% over $52.6 million recorded in the year earlier period.

Operating lease revenue minus operating lease cost was $20.5 million, or 24.7% and $12.8 million, or 24.7% of operating lease revenue, in the six months ended March 31, 2000 and 1999, respectively.

Interest income on venture debt was $23.7 million for the six months ended March 31, 2000 as compared to $6.4 million for the year earlier period. During the six months ended March 31, 2000 and 1999, Comdisco Ventures funded loans totaling $286.4 million and $140.0 million, respectively.

Revenue from the sale of equity holdings (warrant sale proceeds and capital gains) for the six months March 31, 2000 and 1999 were $187.2 million and $17.0 million, respectively. During the six months ended March 31, 2000, approximately fifty-nine companies were acquired/merged or completed an initial public offering, compared to eighteen companies in the year earlier period. The company's general policy has been to sell its equity positions in an orderly manner as soon as reasonably possible after a liquidity event. The company's disposition policy is not intended to, and does not, assure that Comdisco Ventures will maximize its return on any particular holding. In addition, Comdisco Ventures has benefited from a strong IPO market for venture capital-backed companies. There can be no assurance that the strong IPO market for venture capital-backed companies will continue in the near or long term.

During the six months ended March 31, 2000 and 1999, Comdisco Ventures funded equity financings totaling $117.8 million and $8.3 million, respectively.

Total costs and expenses for the six months ended March 31, 2000 were $177.9 million compared to $53.8 million in the prior year period. The increase in total costs and expenses reflects the growth in business activities.

Selling, general and administrative expenses totaled $41.9 million during the first six months of fiscal 2000 compared to $3.1 million in the prior year period. The increase is due to higher incentive compensation costs.

Interest expense for the six months ended March 31, 2000 was $23.9 million compared to $8.6 million in the prior year period. The increase is due to higher inter-group borrowings.

Bad debt expense for the six months ended March 31, 2000 totaled $45.8 million compared to $1.6 million for the prior year period. The increase reflects the growth in business volume.

The effective income tax rate was 40% during the six months ended March 31, 2000 and 1999. The effective income tax rate approximates the statutory rate.

Liquidity and Capital Resources

Since inception, Comdisco Ventures' operating activities, including capital expenditures for equipment and venture debt originations, have been funded primarily by cash flow from operations and by inter-group loans from Comdisco. Total net cash provided by Comdisco was $187.0 million during the six months ended March 31, 2000, compared to $147.8 million during the prior year period. The increase in fiscal 2000 is primarily due to increased business opportunities in venture leases, venture debt and direct equity financings.

Comdisco Ventures' capital requirements may vary based upon the timing and the success of implementation of its business plan and as a result of competitive developments or if:

o demand for Comdisco Ventures' financings or its cash flow from operations is less than or more that expected;
o development plans or projections change or prove inaccurate;
o Comdisco Ventures makes any acquisitions or commitments in excess of the current plan; or o Comdisco Ventures accelerates or otherwise alters the schedule or targets of its business plan implementation.

While Comdisco has been the primary source of funds for Comdisco Ventures, Comdisco has made no formal commitments about its ability or willingness to continue to provide funds beyond fiscal year 2000. If Comdisco Ventures were otherwise unable to obtain funding, from Comdisco or otherwise, on acceptable terms, Comdisco Ventures' ability to fund its expansion or respond to competitive pressures would be significantly impaired.

Other Matters

Following the approval of the tracking stock proposal, the company granted options under the Comdisco Ventures Management Incentive Plan to senior management of Comdisco Ventures. The exercise price per share is based on the net book value of Comdisco Ventures, which is less than the fair market value of Comdisco Ventures as determined by an independent appraisal. As a result of these grants, there will be significant stock-based compensation expense in future periods.

Risk Factors That May Affect Future Results See "Risk Factors" included in this Report.

RISK FACTORS

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

OPERATING RESULTS ARE SUBJECT TO QUARTERLY FLUCTUATIONS

The company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including earnings contributions from Comdisco Ventures, remarketing activities and services, product announcements by manufacturers, economic conditions and variations in the financial mix of leases written. The financial mix of leases written is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors and finance companies. Comdisco Ventures earnings contributions are impacted by volatility in the public markets.

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

THE COMPANY'S SUCCESS DEPENDS IN PART ON ANTICIPATING AND ADAPTING TO NEW TECHNOLOGICAL DEVELOPMENTS AND CHANGING MARKET CONDITIONS

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

The current economic environment has been sustained over a number of years and is currently the longest continuous period of economic growth in the last thirty years. This environment has encouraged entrepreneurs to conceive, develop and bring to market new products and services. The company targets these early-stage companies for its services and products. A slow down in economic growth could materially affect the market in which the company operates. Furthermore, a slow down would impact potential investors in any limited partnerships the company may form, and this in turn, would have a material impact on Comdisco Ventures liquidity and access to funds.

Many of the companies to which the company provides financing are dependent on third parties for liquidity. Any significant change in the availability of funds would have a material impact on the company's customer base, and, potentially, its loan collectability, as well as, the fair market value of its equity instruments.

If companies with which Comdisco Ventures has effected transactions are not successful or the markets become unfavorable, Comdisco Ventures' customers may not be able to complete securities offering and Comdisco Ventures may not be able to generate gains or receive proceeds from the sale of securities.

Fluctuations in future periods may be greater that those experienced in past periods as a result of Ventures' focus on companies related to the Internet and telecommunications. Furthermore, for those customers whose securities are not publicly traded, the realizable value of Comdisco Ventures' interests may ultimately prove to be lower than the carrying value currently reflected in the consolidated and the separate Comdisco Ventures' financial statements.

In the past Comdisco Ventures financed its operations with cash flow from operations and inter-group loans from Comdisco. Comdisco Ventures may need to obtain funding from outside sources and may not be able to obtain funding from outside sources. Furthermore, even if funding is available, such financing may not be on terms as favorable as those obtained from Comdisco.

Comdisco Ventures depends on certain important employees and the loss of those employees could harm and disrupt Ventures' business.

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

o the amount and timing of capital expenditures and other costs relating to the expansion of its networks and the marketing of its services;
o delays in the commencement of operations in new regions and the generation of revenue because certain network elements have lead times that are controlled by traditional telephone companies and other third parties;
o the ability to develop and commercialize new services by Prism or its competitors; o the ability to deploy on a timely basis its services to adequately satisfy end-user demand; o the ability to successfully operate its networks; o the rate at which customers subscribe to its services; o decreases in the prices for its services due to competition, volume-based pricing and other factors; o the mix of line orders between consumer end-users, and business end-users(which typically have higher margins);
o the success of its relationship with Williams, Nortel and other potential strategic partners; o the development and operation of Prism's billing and collection systems and other operational systems and processes;
o the rendering of accurate and verifiable bills by Prism's traditional telephone suppliers and resolution of billing disputes;
o the incorporation of enhancements, upgrades and new software and hardware products into its network and operation processes that may cause unanticipated disruptions; and
o the interpretation and enforcement of regulatory developments and court rulings concerning the 1996 Telecommunications Act, interconnection agreements and the anti-trust laws.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company's market risk during the three months ended March 31, 2000. For additional information, refer to page 33 of the company's Annual Report to Stockholders for the fiscal year ended September 30, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders.

At a special meeting of stockholders on April 20, 2000, the company's stockholders approved the company's tracking stock proposal, which authorized the company to:

(1)      amend and restate its current certificate of incorporation to:

o increase the total authorized shares of common stock from 750,000,000 to 1,800,000,000;

o authorize the board of directors to issue common stock in multiple series, with the initial two series of common stock being Comdisco Stock and Ventures Tracking Stock; and

o re-classify each outstanding share of existing common stock as one share of Comdisco Stock.

(2)      establish the Comdisco Ventures Management Incentive Plan.

(3) amend and restate its 1998 Long-Term Stock Ownership Incentive Plan, its 1999 Non-Employee Directors Stock Option Plan and its U.S. Employee Stock Purchase Plan to allow the company to issue Comdisco Stock, Ventures Tracking Stock and any other series of common stock subsequently designated by the board of directors under those plans.

The breakdown on the stockholder vote on the tracking stock proposal was as follows:

For:              87,440,314
Against:          21,129,580
Abstentions:         234,363

The votes in favor of the proposal represented 57% of the total shares outstanding at the record date.

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.                         Description of Exhibit

            3.01       Amended and Restated  Certificate of   Incorporation   of
                       Registrant filed with the Secretary of State of Delaware on May 4, 2000



            3.02       By-Laws of Registrant dated November 4, 1997

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

            4.07       Indenture Agreement between Registrant and SunTrust  Bank
                       as  Trustee, dated  as of   September 15, 1999

                                Incorporated by reference to Exhibit 4.1 filed with the company's Form 8-K dated February 29, 2000, the copy of the Indenture dated as of September 15, 1999 between the Registrant and SunTrust Bank,as Trustee (said Indenture defines certain rights of security holders).

           11.00       Computation of Earnings Per Share

           12.00       Ratio of Earnings to Fixed Charges

           27.00       Financial Data Schedule

b)  Reports on Form 8-K:

                 On March 9, 2000, the company filed a current report on Form 8-K, dated February 29, 2000 reporting Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. The filing contained exhibits relating to the company's Medium-Term Notes, Series I.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMDISCO, INC.

                                         Registrant

Date:  May 15, 2000                   /s/ John J. Vosicky
                                      -------------------
                                      John J. Vosicky
                                      Executive Vice President
                                      and Chief Financial Officer