Form 10-Q
period 2000-06-30
COMDISCO INC
filed 2000-08-14
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q
                       -----------------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                  For the quarterly period ended June 30, 2000

                                       or

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


                               Name of each                     Number of shares
 Title of                      exchange on                     outstanding as of
 each class                    which registered                    June 30, 2000
--------------                 ----------------                -----------------

Comdisco Stock,                New York Stock Exchange              152,178,205
$.10 par value                 Chicago Stock Exchange

Comdisco Ventures Stock,               N/A                               -
$.10 par value



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

The consolidated financial statements of Comdisco Inc. include the accounts and operating results of the corresponding Comdisco Group and Comdisco Ventures financial statements. Holders of Comdisco Stock and holders of Comdisco Ventures
Stock are stockholders of Comdisco, Inc. and are subject to all risks associated with an investment in Comdisco, Inc.

         Consolidated Statements of Earnings and Retained Earnings (Unaudited) --
          Three and Nine Months Ended June 30, 2000 and 1999............................................5

         Consolidated Balance Sheets --
          June 30, 2000 (Unaudited) and September 30, 1999..............................................6

         Consolidated Statements of Cash Flows (Unaudited) --
          Nine Months Ended June 30, 2000 and 1999......................................................7

         Notes to Consolidated Financial Statements (Unaudited).........................................9


Comdisco Group

The  combined  financial  statements  of Comdisco  Group  comprise  the combined financial position,  results of operations and cash flows of the businesses that
comprise  Comdisco  Inc.'s  technology  services,   global  leasing,  and  Prism
Communication  Services,  as well as its retained interest in Comdisco Ventures,
Comdisco  Inc.'s venture  financing  business.  Accordingly,  the Comdisco Group
financials  are  supplemental   financial  statements  and  should  be  read  in
conjunction with the Comdisco,  Inc.  consolidated  financial statements and the
Comdisco Ventures financial statements.

         Combined Statements of Earnings (Unaudited) --
          Three and Nine Months Ended June 30, 2000 and 1999...........................................18

         Combined Balance Sheets --
          June 30, 2000 (Unaudited) and September 30, 1999.............................................19

         Combined Statements of Cash Flows (Unaudited) --
          Nine Months Ended June 30, 2000 and 1999.....................................................20

         Notes to Combined Financial Statements (Unaudited)............................................22


Comdisco Ventures

The financial  statements of Comdisco Ventures  comprise the combined  financial position,  results of  operations  and cash  flows of  Comdisco  Inc.'s  venture
financing   business.   Accordingly,   the  Comdisco  Ventures   financials  are
supplemental  financial  statements and should be read in  conjunction  with the
Comdisco, Inc. consolidated financial statements and the Comdisco Group combined financial statements.


Comdisco, Inc. and Subsidiaries

INDEX (CONTINUED).                                                                                    Page
                                                                                                      ----

         Statements of Earnings and Division Net Worth (Unaudited) --
          Three and Nine Months Ended June 30, 2000 and 1999...........................................30

         Balance Sheets --
          June 30, 2000 (Unaudited) and September 30, 1999.............................................31

         Statements of Cash Flows (Unaudited) --
          Nine Months Ended June 30, 2000 and 1999.....................................................32

         Notes to Financial Statements (Unaudited).....................................................34


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
         Comdisco, Inc. ...............................................................................38
         Comdisco Group................................................................................47
         Comdisco Ventures.............................................................................55
         Risk Factors..................................................................................59

Item 3. Quantitative and Qualitative Disclosures about Market Risk.....................................64


PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds......................................................64

Item 6. Exhibits and Reports on Form 8-K...............................................................65

SIGNATURES.............................................................................................69


Note on Forward Looking Statements

The Company believes that certain statements herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, and the company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the company's operations and business environment which may cause the actual results of the company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, those risk factors set forth generally throughout the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and specifically under "Risk Factors" and should be read in conjunction with the company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended September 30, 1999, under Business-Forward-Looking Information.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS (UNAUDITED) (in millions except per share data)

                                                             Three Months Ended      Nine Months Ended
                                                                  June 30,                June 30,
                                                            ---------  ---------    ---------  ---------
                                                                2000       1999         2000       1999
                                                            ---------  ---------    ---------  ---------
Revenue
Leasing
     Operating .............................................$   414     $   443     $ 1,288    $ 1,481
     Direct financing ......................................     44          40         130        120
     Sales-type ............................................     75          91         281        442
                                                            -------     -------     -------    -------
        Total leasing ......................................    533         574       1,699      2,043

Sales ......................................................    142         565         308        690
Technology services ........................................    173         133         476        376
Other ......................................................    105          30         360         66
                                                            -------     -------     -------    -------
        Total revenue ......................................    953       1,302       2,843      3,175
                                                            -------     -------     -------    -------

Costs and expenses
Leasing
     Operating .............................................    332         358       1,039      1,195
     Sales-type ............................................     50          53         211        337
                                                            -------     -------     -------    -------
        Total leasing ......................................    382         411       1,250      1,532

Sales ......................................................    115         553         243        662
Technology services ........................................    161         112         424        317
Selling, general and administrative ........................    116          77         375        219
Interest ...................................................     88          82         259        253
Prism Communication Services ...............................     65          11         135         14
Other ......................................................                                       150
                                                            -------     -------     -------    -------
     Total costs and expenses ..............................    927       1,246       2,686      3,147
                                                            -------     -------     -------    -------

Earnings before income taxes ...............................     26          56         157         28
Income taxes ...............................................      9          20          56         10
                                                            -------     -------     -------    -------
Net earnings ...............................................$    17     $    36     $   101    $    18
                                                            =======     =======     =======    =======

Retained earnings at beginning of period ...................  1,210       1,075       1,134      1,101
Net earnings ...............................................     17          36         101         18
Cash dividends paid on common stock ........................     (4)         (4)        (12)       (12)
                                                            -------     -------     -------    -------
Retained earnings at end of period .........................$ 1,223     $ 1,107     $ 1,223    $ 1,107
                                                            =======     =======     =======    =======
Net earnings per common share:
       Earnings per common share--basic ....................$  0.11     $  0.23     $  0.66    $  0.12
                                                            =======     =======     =======    =======
       Earnings per common share--diluted ..................$  0.10     $  0.22     $  0.62    $  0.11
                                                            =======     =======     =======    =======
Common shares outstanding
       Average common shares outstanding--basic ............    151         152         152        152
                                                            =======     =======     =======    =======
       Average common shares outstanding--diluted...........    161         164         162        162
                                                            =======     =======     =======    =======

See accompanying notes to consolidated financial statements

Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)


                                               June 30,    September 30,
                                                 2000        1999
                                              -----------  ---------
                                              (unaudited)  (audited)

ASSETS

Cash and cash equivalents ......................  $   259    $   361
Cash - legally restricted ......................       40         46
Receivables, net ...............................    1,052        722
Inventory of equipment .........................      130        115
Leased assets:
  Direct financing and sales-type ..............    2,174      2,107
  Operating (net of accumulated depreciation) ..    3,329      3,516
                                                  -------    -------
    Net leased assets ...........................   5,503      5,623
Property, plant and equipment, net ..............     463        229
Equity securities ...............................     606        252
Other assets ....................................     498        459
                                                  -------    -------
                                                  $ 8,551    $ 7,807
                                                  =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable.................................... $ 1,502    $   820
Term notes payable ..............................     641        550
Senior notes ....................................   3,384      3,686
Accounts payable ................................     155        263
Income taxes ....................................     448        382
Other liabilities ...............................     651        531
Discounted lease rentals ........................     526        515
                                                  -------    -------
                                                    7,307      6,747
                                                  -------    -------
Stockholders' equity:
  Preferred stock $.10 par value
    Authorized 100,000,000 shares                       -          -
  Comdisco stock $.10 par value
    Authorized 750,000,000 shares;
    issued 224,906,304 shares                          22         22
   (223,464,344 of Common Stock,
    $.10 par value at September 30, 1999)
  Additional paid-in capital ....................     375        302
  Accumulated other comprehensive income ........     162         58
  Retained earnings .............................   1,223      1,134
                                                  -------    -------
                                                    1,782      1,516
  Common stock held in treasury, at cost ........    (538)      (456)
                                                  -------    -------
      Total stockholders' equity ................   1,244      1,060
                                                  -------    -------
                                                  $ 8,551    $ 7,807
                                                  =======    =======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the Nine Months Ended June 30, 2000 and 1999


                                                                  2000       1999
                                                                -------    -------
Cash flows from operating activities:
   Operating lease and other leasing receipts ...............   $ 1,436    $ 1,527
   Direct financing and sales-type leasing receipts .........       820        722
   Leasing costs, primarily rentals paid ....................        (9)       (14)
   Sales ....................................................       408        447
   Sales costs ..............................................      (106)      (110)
   Technology services receipts .............................       445        357
   Technology services costs ................................      (353)      (271)
   Note receivable receipts .................................       194         35
   Other revenue ............................................       304         20
   Selling, general and administrative expenses .............      (299)      (220)
   Loss on Prism Communication Services .....................      (100)       (27)
   Interest .................................................      (231)      (254)
   Income taxes .............................................       (33)        (1)
                                                                -------    -------
     Net cash provided by operating activities ..............     2,476      2,211
                                                                -------    -------

Cash flows from investing activities:
   Equipment purchased for leasing ..........................    (1,949)    (2,127)
   Investment in continuity and network service facilities ..      (197)      (103)
   Notes receivable .........................................      (459)      (225)
   Acquisition and investment in Prism Communication Services      (221)       (65)
   Other investing activities ...............................      (166)       (20)
                                                                -------    -------
     Net cash used in investing activities ..................    (2,992)    (2,540)
                                                                -------    -------

Cash flows from financing activities:
   Discounted lease proceeds ................................       257        274
   Net increase (decrease) in notes payable .................       682       (114)
   Issuance of term notes and senior notes ..................       344      1,145
   Maturities of term notes  and senior notes ...............      (555)      (644)
   Principal payments on secured debt .......................      (246)      (258)
   Common stock purchased and placed in treasury ............       (91)       (58)
   Dividends paid on common stock ...........................       (11)       (11)
   Issuance of Prism Communication Services common stock ....        11         --
   Decrease (increase) in legally restricted cash ...........         6        (57)
   Other, net ...............................................        17         28
                                                                -------    -------
     Net cash provided by financing activities ..............       414        305
                                                                -------    -------

Net decrease in cash and cash equivalents ...................      (102)       (24)
Cash and cash equivalents at beginning of period ............       361         63
                                                                -------    -------
Cash and cash equivalents at end of period ..................   $   259    $    39
                                                                =======    =======

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the Nine Months Ended June 30, 2000 and 1999

                                                       2000             1999
                                                      -------          -------

Reconciliation of net earnings to net cash provided by operating activities:

Net earnings ......................................   $   101          $    18

Adjustments  to  reconcile  net  earnings  to
net cash provided by operating activities:
    Leasing costs, primarily
      depreciation and amortization ...............     1,241            1,517
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals       690              195
    Cost of sales .................................       137              584
    Sales revenue .................................        --             (306)
    Technology services costs, primarily
       depreciation and amortization ..............        90               46
    Prism depreciation ............................        22                2
    Interest ......................................        27               --
    Income taxes ..................................        23                9
    Other expenses ................................        --              150
    Other - net ...................................       145               (4)
                                                      -------          -------
       Net cash provided by operating activities ..   $ 2,476          $ 2,211
                                                      =======          =======


See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2000 and 1999

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. See Note 8 of Notes to Consolidated Financial Statements for a description of the charge recorded in the quarter ended March 31, 1999 associated with the company's shift in corporate strategy. For further information, refer to the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended September 30, 1999. The balance sheet at September 30, 1999 has been derived from the audited financial statements included in the company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended September 30, 1999.

On May 4, 2000, the company filed its amended and restated charter to implement a tracking stock structure that was approved by the company's stockholders on April 20, 2000. As a result, two new series of stock were created: "Comdisco Stock" and "Comdisco Ventures Stock." Comdisco Venture Stock is intended to separately track the performance of the company's venture financing business, which the company refers to as "Comdisco Ventures" and Comdisco Stock separately tracks the performance of the remaining business of the company, which the company refers to as "Comdisco Group," and a retained interest in Comdisco Ventures.

Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings and are not available to other creditors.

2.       Receivables

Receivables include the following as of June 30, 2000 and September 30, 1999 (in millions):

                                            June         September
                                             30,            30,
                                            2000           1999
                                           -----          -----

Notes................................   $    645         $  354
Accounts.............................        376            297
Unsettled equity transactions........         62             26
Income taxes.........................          6              6
Other................................         60             82
                                           -----          -----
Total receivables....................      1,149            765
Allowance for credit losses..........        (97)           (43)
                                           -----          -----
                                        $  1,052         $  722
                                           =====          =====


Notes consist of loans, primarily to privately held companies in networking, communications, software, Internet-based and other industries. The company's loans are generally structured as loans secured by equipment or subordinated loans. Interest income on loans is recorded in the Statements of Earnings as other revenue.

At June 30, 2000 and September 30, 1999, Comdisco Ventures had venture debt of approximately $631 million and $343 million, respectively. As part of a venture debt transaction, the company usually receives warrants to purchase an equity interest in the borrower at a negotiated exercise price, based generally on the borrower's most recent venture capital transaction. The amount of the warrants received and the exercise price varies based upon borrower-specific valuation factors. Loans provide current income from interest and fees.

Changes in the allowance for credit losses (combined notes and accounts receivable) for the nine months ended June, 2000 and 1999 were as follows (in millions):

                                            June           June
                                             30,            30,
                                            2000           1999
                                           -----          -----
Balance at beginning of period.......   $    43          $   24
Provision for credit losses..........        87              12
Net credit losses....................       (33)             (6)
                                          ------          -----
Balance at end of period.............   $    97          $   30
                                          ======          =====



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

Property, plant and equipment consist of the following assets (in millions):

                                                         June     September
                                                          30,        30,
                                                         2000       1999
                                                        -----      -----

Technology services property, plant and equipment
-------------------------------------------------
Land ................................................   $  9       $  8
Buildings ...........................................     65         62
Leasehold improvements ..............................    125        110
Computers and telecom equipment .....................     58         58
Furniture, fixtures and office equipment ............     32         32
                                                        ----       ----
             Total ..................................    289        270
Less: Accumulated depreciation and amortization .....   (173)      (162)
                                                        ----       ----
             Technology services property, plant and
             equipment, net.........................     116        108


Prism property, plant and equipment
------------------------------------
Network, communication and customer premise
             equipment ..............................    167         27
Uninstalled customer premise equipment ..............      6          3
Computers and software ..............................     37         10
Leasehold improvements ..............................     66         24
Furniture, fixtures and office equipment ............      7          1
Construction work-in-progress .......................      3          1
                                                        ----       ----
             Total ..................................    286         66
Less: Accumulated depreciation and amortization .....    (18)        (3)
                                                        ----       ----
             Prism property, plant and equipment, net    268         63

Other property, plant and equipment, net ............     79         58
                                                        ----       ----

             Total property, plant and equipment, net   $463       $229
                                                        ====       ====

4.       Equity Securities

The company provides financing to privately held companies, in networking, communications, software, Internet-based and other industries through the purchase of equity securities. Substantially all of these investments are made by Comdisco Ventures. For equity investments, which are non-quoted investments, the company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The company identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired. During fiscal year 2000, certain of these investments in privately held companies became available-for-sale securities when the issuers completed initial public offerings.

Equity securities include the following as of June 30, 2000 and September 30, 1999 (in millions):

                                          June        September
                                           30,           30,
                                          2000          1999
                                         -----         -----

Available-for-sale-securities:
  Cost ..............................    $ 43           $ 49
  Unrealized gain ...................     367            152
                                          ---            ---
Market value ........................     410            201
Equity investments (at cost less
   valuation adjustments) ...........     196             51
                                          ---            ---
  Carrying value ....................    $606           $252
                                          ===            ===


Realized gains or losses are recorded upon disposition of equity securities based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated comprehensive income. Net realized gains from the sales of equity securities were $146 million during the first nine months of fiscal 2000. During the nine months ended June 30, 1999, the company did not realize any gains from the sale of equity securities. Net realized gains are included in other revenue.

The company records the proceeds received from the sale or disposition of warrants received in conjunction with its lease or other financings as income when sold. These proceeds were $154 million during the first nine months of fiscal 2000 compared to $32 million in the year earlier period. These amounts are included in other revenue.




5.       Interest-Bearing Liabilities

At June 30, 2000, the company had $1.7 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities.

The average daily borrowings outstanding during the nine months ended June 30, 2000 were approximately $5.4 billion, with a related weighted average interest rate of 6.38%. This compares to average daily borrowings during the first nine months of fiscal 1999 of approximately $5.4 billion, with a related weighted average interest rate of 6.24%.




6.       Senior Notes

On October 9, 1998, the company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") for a shelf offering of up to $1.5 billion of senior debt securities on terms to be set at the time of each sale (the "1998 Shelf"). On January 19, 1999, the company designated $600 million (later reduced to $500 million as described below) in Senior Debt Securities as "Senior Medium-Term Notes, Series H" to be issued under the 1998 Shelf, of which $37 million remained available for issuance as of June 30, 2000. Pursuant to the 1998 Shelf, the company, on January 26, 1999, issued $350 million of 6.0% Senior Notes due January 30, 2002, and, on April 21, 1999, $350 million of 5.95% Notes due April 30, 2002. On August 26, 1999, the company redesignated $100 million of the "Series H Medium-Term Notes", which together with the remaining $200 million in securities previously unallocated under the shelf registration, were issued by the company as $300 million of 7.25% Notes due September 1, 2002.

On September 24, 1999, the company filed a registration statement on Form S-3 with the SEC for a shelf offering of up to $1.5 billion senior debt securities on terms to be set at the time of each sale (the "1999 Shelf"). On February 29, 2000, the company designated $500 million in Senior Debt Securities as "Senior Medium-Term Notes, Series I" under the 1999 Shelf, of which $425 million remained available for issuance as of June 30, 2000.

Pursuant to the 1999 Shelf, the company on August 8, 2000, issued $500 million of 9.5% Senior Notes due August 15, 2003, leaving $500 million of securities currently undesignated under the 1999 Shelf.




7.       Stockholders' Equity

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130-Reporting Comprehensive Income, which requires presentation of comprehensive earnings (net earnings plus all changes in net assets from non-owner sources) and its components in the financial statements.

Other comprehensive earnings (loss) consists of the following (in millions):

                                                      Three months ended         Nine months ended
                                                            June 30,                  June 30,
                                                      2000          1999         2000         1999
                                                    ----------    ----------    --------    ---------
Foreign currency translation adjustments........   $      (7)    $      (10)   $    (39)   $     (35)
Unrealized gains on securities:
  Unrealized holding gains arising
   during the period............................          45             50         515           86
  Reclassification adjustment for gains
   included in earnings before
   income taxes (benefit).......................         (83)           (15)       (300)         (32)
                                                    ----------    ----------    --------    ---------
Net unrealized gains (losses), before
   income taxes (benefit).......................         (38)            35         215           54
Income taxes (benefit)..........................         (18)            13          72           19
                                                    ----------    ----------    --------    ---------
Net unrealized gains (losses)...................         (20)            22         143           35
                                                    ----------    ----------    --------    ---------
Other comprehensive income (loss)...............         (27)            12         104            -
Net earnings....................................          17             36         101           18
                                                    ----------    ----------    --------    ---------
Total comprehensive income (loss)...............   $     (10)    $       48    $    205    $      18
                                                    ==========    ==========    ========    =========


Accumulated other comprehensive income presented below and in the accompanying balance sheets consists of the accumulated net unrealized loss on foreign currency translation adjustments and the accumulated net unrealized gain on available-for-sale securities (in millions):

                                                                    Unrealized
                                                  Foreign            gain on            Accumulated
                                                  currency          available-             other
                                                translation          for-sale          comprehensive
                                                 adjustment         securities             income
                                                -----------         ----------        --------------
Balance at beginning of period........         $       (34)        $        92       $           58
Current-period change ................                 (39)                143                  104
                                                -----------          ---------        -------------
Balance at end of period .............         $       (73)        $      235        $          162
                                                ===========          =========        =============



On July 25, 2000, the Board of Directors declared a quarterly cash dividend of $.025 per common share to be paid on September 11, 2000 to holders of record on August 11, 2000.

During the quarter ended June 30, 2000, the company purchased 1,283,600 shares of its common stock at an aggregate cost of approximately $30 million. During the nine months ended June 30, 2000, the company purchased 4,446,500 shares of its common stock at an aggregate cost of approximately $91 million.

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

As Prism  builds its  network  within  existing  and into new  regions,  it will require significant capital expenditures as well as sales and marketing expenditures. Accordingly, the company expects to incur substantial and increasing operating expenses and net losses from Prism operations for at least the next few years.

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




9.       Industry Segment and Operations by Geographic Areas

During fiscal 1999, the company adopted SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information." The company evaluates the performance of its operating segments based on earnings before income taxes. Intersegment sales are not significant. Summarized financial information concerning the company's reportable segments for the three- and nine-months ended June 30, 2000 and 1999 is shown in the following tables (in millions):

Three months ended
June 30, 2000                         Leasing       Services        Prism        Ventures        Total
------------------                  ----------    -----------    ----------    -----------    ----------
Revenues........................   $       629    $       173   $       1   $        150   $      953
Segment profit (loss)...........            24             12         (64)            54           26
Capital expenditures............           448             22          54            269          793
Depreciation and amortization...           350             56          13             40          459


Three months ended
June 30,1999                          Leasing       Services        Prism        Ventures        Total
------------------                  ----------    -----------    ----------    -----------    ----------
Revenues........................   $     1,109   $        133   $       -   $         60   $     1,302
Segment profit (loss)...........            24             21         (11)            22            56
Capital expenditures............           555             61          20            156           792
Depreciation and amortization...           382             26           2             23           433


Nine months ended
June 30, 2000                         Leasing       Services        Prism        Ventures        Total
------------------                  ----------    -----------    ----------    -----------    ----------
Revenues.........................  $     1,913   $        476   $       3   $        451   $     2,843
Segment profit (loss)............           60             52        (133)           178           157
Capital expenditures.............        1,725            197         221            849         2,992
Depreciation and amortization....        1,139             90          22            102         1,353


Nine months ended
June 30, 1999                         Leasing       Services        Prism        Ventures        Total
------------------                  ----------    -----------    ----------    -----------    ----------
Revenues.........................  $     2,661   $        376   $       -    $       138   $     3,175
Segment profit (loss)............          (33)            29         (14)            46            28
Capital expenditures.............        1,980            103          65            392         2,540
Depreciation and amortization....        1,455             46           2             62         1,565


The following table presents total assets for each of the company's reportable segments (in millions):

                             June   September
                              30,       30,
                             2000      1999
                            -----     -----
Leasing..............   $   5,857   $ 6,332
Services.............         644       479
Prism................         359       124
Ventures.............       1,691       872
                            -----     -----
Total................   $   8,551   $ 7,807
                           ======     =====

The following tables present revenue by geographic location based on the location of the company's local office (in millions):

                              Three months ended         Nine months ended
                                  June 30,                     June 30,
                             2000           1999         2000          1999
                          ----------    -----------   -----------    ----------
North America.......... $       743   $      1,134  $      2,242   $     2,443
Europe.................         169            144           494           479
Pacific Rim............          41             24           107           253
                          ----------    -----------   -----------    ----------
Total.................. $       953   $      1,302  $      2,843   $     3,175
                          ==========    ===========   ===========    ==========

The following table presents total assets by geographic location based on the location of the asset (in millions):

                            June    September
                             30,       30,
                            2000      1999
                           -----     -----
North America.......... $  6,975   $ 6,272
Europe.................    1,006     1,029
Pacific Rim............      570       506
                           -----     -----
Total.................. $  8,551   $ 7,807
                          ======     =====

COMDISCO GROUP
COMBINED STATEMENTS OF EARNINGS (UNAUDITED)
(in millions)


                                                             Three Months Ended      Nine Months Ended
                                                                  June 30,                June 30,
                                                            ---------  ---------    ---------  ---------
                                                                2000       1999         2000       1999
                                                            ---------  ---------    ---------  ---------
Revenue
Leasing
     Operating .............................................$   363     $   412     $ 1,154    $ 1,397
     Direct financing ......................................     44          40         130        120
     Sales-type ............................................     75          91         279        442
                                                            -------     -------     -------    -------
        Total leasing ......................................    482         543       1,563      1,959

Sales ......................................................    139         563         300        686
Technology services ........................................    173         133         476        376
Other ......................................................      9           3          53         16
                                                            -------     -------     -------    -------
        Total revenue ......................................    803       1,242       2,392      3,037
                                                            -------     -------     -------    -------

Costs and expenses
Leasing
     Operating .............................................    293         335         937      1,133
     Sales-type ............................................     50          53         210        337
                                                            -------     -------     -------    -------
        Total leasing ......................................    343         388       1,147      1,470

Sales ......................................................    113         552         239        660
Technology services ........................................    161         112         424        317
Selling, general and administrative ........................     78          70         250        206
Interest ...................................................     71          75         218        238
Prism Communication Services ...............................     65          11         135         14
Other ......................................................     --          --          --        150
                                                            -------     -------     -------    -------
     Total costs and expenses ..............................    831       1,208       2,413      3,055
                                                            -------     -------     -------    -------

Earnings (loss) before income (taxes) benefit
  and retained interest in Comdisco Ventures ...............    (28)         34          (21)      (18)
Income (taxes) benefit .....................................     13         (11)          15         8
                                                            -------     -------     -------    -------
Earnings (loss) before retained
 interest in Comdisco Ventures .............................    (15)         23          (6)       (10)
Net earnings of Comdisco Ventures ..........................     32          13         107         28
                                                            -------     -------     -------    -------
Net earnings ...............................................$    17     $    36     $   101    $    18
                                                            =======     =======     =======    =======


See accompanying notes to combined financial statements.

Explanatory Note: Earnings per share is not presented because Comdisco Group is not a "stand-alone entity" and, as a result, the presentation of earnings per share is not applicable. If Comdisco issues a separate series of common stock, it will present in its financial statements the earnings per share for all outstanding series of its common stock.

Comdisco Group
COMBINED BALANCE SHEETS
(in millions)


                                                   June      September
                                                    30,         30,
                                                   2000        1999
                                                ---------   ---------
                                                unaudited)  (audited)

ASSETS

Cash and cash equivalents ......................  $   225    $   361
Cash - legally restricted ......................       40         46
Receivables, net ...............................      410        355
Inter-group receivables ........................    1,033        559
Inventory of equipment .........................      127        113
Leased assets:
  Direct financing and sales-type ..............    2,169      2,102
  Operating (net of accumulated depreciation) ..    2,871      3,233
                                                  -------    -------
    Net leased assets ...........................   5,040      5,335
Property, plant and equipment, net ..............     462        228
Retained interest in Comdisco Ventures...........     439        200
Other assets ....................................     556        497
                                                  -------    -------
                                                  $ 8,332    $ 7,694
                                                  =======    =======

LIABILITIES AND DIVISION NET WORTH

Notes payable.................................... $ 1,502    $   820
Term notes payable ..............................     641        550
Senior notes ....................................   3,384      3,686
Accounts payable ................................     153        262
Income taxes ....................................     288        310
Other liabilities ...............................     594        491
Discounted lease rentals ........................     526        515
                                                  -------    -------
                                                    7,088      6,634
                                                  -------    -------
Division net worth:
 Accumulated other comprehensive income .........     162         58
 Division equity.................................   1,082      1,002
                                                  -------    -------
  Division net worth.............................   1,244      1,060
                                                  -------    -------
                                                  $ 8,332    $ 7,694
                                                  =======    =======

See accompanying notes to combined financial statements.

Comdisco Group
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the Nine Months Ended June 30, 2000 and 1999

                                                                  2000       1999
                                                                -------    -------
Cash flows from operating activities:
   Operating lease and other leasing receipts ...............   $ 1,296    $ 1,450
   Direct financing and sales-type leasing receipts .........       818        722
   Leasing costs, primarily rentals paid ....................        (9)       (14)
   Sales ....................................................       401        442
   Sales costs ..............................................      (106)      (110)
   Technology services receipts .............................       445        357
   Technology services costs ................................      (353)      (271)
   Note receivable receipts .................................         3         --
   Other revenue (expense) ..................................        41        (16)
   Selling, general and administrative expenses .............      (257)      (214)
   Loss on Prism Communication Services .....................      (100)       (27)
   Interest .................................................      (231)      (254)
   Income taxes .............................................       (33)        (1)
                                                                -------    -------
     Net cash provided by operating activities ..............     1,915      2,064
                                                                -------    -------
Cash flows from investing activities:
   Equipment purchased for leasing ..........................    (1,667)    (1,980)
   Investment in continuity and network service facilities ..      (197)      (103)
   Notes receivable .........................................        (5)        --
   Acquisition and investment in Prism Communication Services      (221)       (65)
   Other investing activities ...............................       (53)        --
                                                                -------    -------
     Net cash used in investing activities ..................    (2,143)    (2,148)
                                                                -------    -------
Cash flows from financing activities:
   Discounted lease proceeds ................................       257        274
   Net increase (decrease) in notes payable .................       682       (114)
   Issuance of term notes and senior notes ..................       344      1,145
   Maturities of term notes and senior notes ................      (555)      (644)
   Principal payments on secured debt .......................      (246)      (258)
   Increase in inter-group receivable .......................      (322)      (245)
   Common stock purchased and placed in treasury ............       (91)       (58)
   Dividends paid on common stock ...........................       (11)       (11)
   Issuance of Prism Communication Services common stock ....        11         --
   Decrease (increase) in legally restricted cash ...........         6        (57)
   Other, net ...............................................        17         28
                                                                -------    -------
     Net cash provided by financing activities ..............        92         60
                                                                -------    -------

Net decrease in cash and cash equivalents ...................      (136)       (24)
Cash and cash equivalents at beginning of period ............       361         63
                                                                -------    -------
Cash and cash equivalents at end of period ..................   $   225    $    39
                                                                =======    =======

Comdisco Group
COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the Nine Months Ended June 30, 2000 and 1999


                                                       2000             1999
                                                      -------          -------

Reconciliation of net earnings to net cash provided by operating activities:

Net earnings ......................................   $   101          $    18

Adjustments  to  reconcile  net  earnings  to
net cash provided by operating activities:
    Leasing costs, primarily
      depreciation and amortization ...............     1,139            1,455
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals       688              195
    Cost of sales .................................       133              581
    Sales revenue .................................        --             (306)
    Technology services costs, primarily
       depreciation and amortization ..............        90               46
    Prism depreciation ............................        22                2
    Earnings from retained interest in Comdisco
      Ventures ....................................      (107)             (28)
    Interest ......................................       (14)             (15)
    Income tax benefit.............................       (48)             (10)
    Other expenses ................................        --              150
    Other - net ...................................       (89)             (24)
                                                      -------          -------
       Net cash provided by operating activities ..   $ 1,915          $ 2,064
                                                      =======          =======

See accompanying notes to combined financial statements.

Comdisco Group
NOTES TO COMBINED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2000 and 1999


1.       Basis of Presentation

The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. See Note 7 of Notes to Combined Financial Statements for a description of the charge recorded in the quarter ended March 31, 1999 associated with the company's shift in corporate strategy.

On May 4, 2000, the company filed its amended and restated charter to implement a tracking stock structure that was approved by the company's stockholders on April 20, 2000. As a result, two new series of stock were created: "Comdisco Stock" and "Comdisco Ventures Stock." Comdisco Venture Stock is intended to separately track the performance of the company's venture financing business, which the company refers to as "Comdisco Ventures" and Comdisco Stock separately tracks the performance of the remaining business of the company, which the company refers to as "Comdisco Group," and a retained interest in Comdisco Ventures.

The  company  has  allocated,  for  financial  reporting  purposes,  all  of its consolidated assets, liabilities, revenue, expenses and cash flow between Comdisco Group and Comdisco Ventures. Notwithstanding these financial reporting allocations, holders of Comdisco Ventures Stock and holders of Comdisco Stock are stockholders of the company and are subject to all of the risks associated with an investment in the company and all of its businesses, assets and liabilities. These allocations do not affect title to the assets or responsibility for the liabilities of the company or any of its subsidiaries. The results of operations or financial condition of one group could affect the results of operations or financial condition of the other group. Accordingly, the financial statements of each group should be read in conjunction with the company's consolidated financial statements included herein and with the notes to the consolidated and group financial statements included herein and in conjunction with the company's consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended September 30, 1999.

Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings and are not available to other creditors.

2.       Receivables

Receivables include the following as of June 30, 2000 and September 30, 1999 (in millions):

                                          June      September
                                           30,         30,
                                          2000        1999
                                         -----       -----

Notes...........................    $       14      $   11
Accounts........................           369         289
Income taxes....................             6           6
Other...........................            48          76
                                         -----       -----
Total receivables...............           437         382
Allowance for credit losses.....           (27)        (27)
                                         -----       -----
Balance at end of period........    $      410      $  355
                                         =====       =====



Changes in the allowance for credit losses for the nine months ended June 30, 2000 and 1999 were as follows (in millions):

                                              June          June
                                               30,           30,
                                              2000          1999
                                             -----         -----
Balance at beginning of period             $    27        $   17
Provision for credit losses                     25            10
Net credit losses                              (25)           (5)
                                             -----         -----
Balance at end of period                   $    27        $   22
                                             =====         =====



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

Property, plant and equipment consist of the following assets at June 30, 2000 and September 30, 1999 (in millions):

                                                         June    September
                                                          30,       30,
                                                         2000      1999
                                                        -----     -----

Technology services property, plant and equipment
-------------------------------------------------
Land ................................................   $  9      $  8
Buildings ...........................................     65        62
Leasehold improvements ..............................    125       110
Computers and telecom equipment .....................     58        58
Furniture, fixtures and office equipment ............     32        32
                                                        ----      ----
             Total ..................................    289       270
Less: Accumulated depreciation and amortization .....   (173)     (162)
                                                        ----      ----
             Technology services property, plant and
             equipment, net..........................    116       108


Prism property, plant and equipment
------------------------------------
Network, communication and customer premise
             equipment ..............................    167        27
Uninstalled customer premise equipment ..............      6         3
Computers and software ..............................     37        10
Leasehold improvements ..............................     66        24
Furniture, fixtures and office equipment ............      7         1
Construction work-in-progress .......................      3         1
                                                        ----      ----
             Total ..................................    286        66
Less: Accumulated depreciation and amortization .....    (18)       (3)
                                                        ----      ----
             Prism property, plant and equipment, net    268        63

Other property, plant and equipment, net ............     78        57
                                                        ----      ----

             Total property, plant and equipment, net   $462      $228
                                                        ====      ====



4.       Interest-Bearing Liabilities

At June 30, 2000, the company had $1.7 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities.

The average daily borrowings outstanding during the six months ended June 30, 2000 were approximately $4.7 billion, with a related weighted average interest rate of 6.20%. This compares to average daily borrowings during the first nine months of fiscal 1999 of approximately $5.2 billion, with a related weighted average interest rate of 6.19%.



5.       Senior Notes

On October 9, 1998 the company filed a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") for a shelf offering of up to $1.5 billion of senior debt securities on terms to be set at the time of each sale (the "1998 Shelf"). On January 19, 1999, the company designated $600 million (later reduced to $500 million as described below) in Senior Debt Securities as "Senior Medium-Term Notes, Series H" to be issued under the 1998 Shelf, of which $37 million remained available for issuance as of June 30, 2000. Pursuant to the 1998 Shelf, the company, on January 26, 1999, issued $350 million of 6.0% Senior Notes due January 30, 2002, and, on April 21, 1999, $350 million of 5.95% Notes due April 30, 2002. On August 26, 1999, the company redesignated $100 million of the "Series H Medium-Term Notes", which together with the remaining $200 million in securities previously unallocated under the shelf registration, were issued by the company as $300 million of 7.25% Notes due September 1, 2002.

On September 24, 1999 the company filed a registration statement on Form S-3 with the SEC for a shelf offering of up to $1.5 billion senior debt securities on terms to be set at the time of each sale ("1999 Shelf"). On February 29, 2000 the company designated $500 million in Senior Debt Securities as "Senior Medium-Term Notes, Series I" under the 1999 Shelf, of which $425 million remained available for issuance as of June 30,2000.

Pursuant to the 1999 Shelf, the company on August 8, 2000, issued $500 million of 9.5% Senior Notes due August 15, 2003, leaving $500 million of securities currently undesignated under the 1999 Shelf.



6.       Comprehensive Income

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130-Reporting Comprehensive Income, which requires presentation of comprehensive earnings (net earnings plus all changes in net assets from non-owner sources) and its components in the financial statements.

Other comprehensive earnings (loss) consists of the following:

                                                      Three months ended        Nine months ended
                                                            June 30,                  June 30,
                                                      2000          1999         2000         1999
                                                    ----------    ----------    --------    ---------
Foreign currency translation adjustments........   $      (7)    $      (10)   $    (39)   $     (35)
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period............................           9             13          27          (24)
  Reclassification adjustment for (gains)losses
   included in earnings before
   income taxes (benefit).......................          (3)             5         (32)           5
                                                    ----------    ----------    --------    ---------
Net unrealized gains (losses), before
   income taxes (benefit).......................           6             18          (5)         (19)
Income taxes (benefit)..........................          --              6          15          (10)
                                                    ----------    ----------    --------    ---------
Net unrealized gains (losses)...................           6             12          10           (9)
                                                    ----------    ----------    --------    ---------
Other comprehensive income (loss)...............          (1)             2         (29)         (44)
Appreciation (depreciation) in equity of
   retained interest in Comdisco Ventures ......         (26)            10         133           44
Net earnings....................................          17             36         101           18
                                                    ----------    ----------    --------    ---------
Total comprehensive income (loss)...............   $     (10)    $       48    $    205    $      18
                                                    ==========    ==========    ========    =========



Accumulated other comprehensive income presented below and in the accompanying balance sheets consists of the accumulated net unrealized loss on foreign currency translation adjustments, the accumulated net unrealized gain on available-for-sale securities and the appreciation in equity of retained interest in Comdisco Ventures (in millions):

                                                                                  Appreciation
                                                                 Unrealized        in equity
                                                  Foreign         gain on         of retained         Accumulated
                                                 currency        available-       interest in            other
                                                translation       for-sale          Comdisco         comprehensive
                                                adjustment       securities         Ventures             income
                                               ------------     -----------       -----------        -------------
Balance at beginning of period...............  $       (34)   $          6       $         86       $           58
Current-period change........................          (39)             10                133                  104
                                                -----------    -----------        -----------        -------------
Balance at end of period.....................  $       (73)   $         16       $        219       $          162
                                                ===========    ===========        ===========        =============





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

As Prism  builds its  network  within  existing  and into new  regions,  it will require significant capital expenditures as well as sales and marketing expenditures. Accordingly, the company expects to incur substantial and increasing operating expenses and net losses from Prism operations for at least the next few years.

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




8.       Industry Segment and Operations by Geographic Areas

During fiscal 1999, the company adopted SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information." The company evaluates the performance of its operating segments based on earnings before income taxes. Intersegment sales are not significant. Summarized financial information concerning the company's reportable segments for the three- and nine-months ended June 30, 2000 and 1999 is shown in the following tables (in millions):


Three months ended
June 30, 2000                         Leasing       Services        Prism          Total
------------------                  ----------    -----------    ----------    -----------
Revenues........................   $       629    $       173   $        1   $        803
Segment profit (loss)...........            24             12          (64)           (28)
Capital expenditures............           448             22           54            524
Depreciation and amortization...           350             56           13            419



Three months ended
June 30,1999                          Leasing       Services        Prism          Total
------------------                  ----------    -----------    ----------    -----------
Revenues........................   $     1,109   $        133   $        -   $      1,242
Segment profit (loss)...........            24             21          (11)            34
Capital expenditures............           555             61           20            636
Depreciation and amortization...           382             26            2            410


Nine months ended
June 30, 2000                         Leasing       Services        Prism          Total
------------------                  ----------    -----------    ----------    -----------
Revenues.........................  $     1,913   $        476   $        3   $      2,392
Segment profit (loss)............           60             52         (133)           (21)
Capital expenditures.............        1,725            197          221          2,143
Depreciation and amortization....        1,139             90           22          1,251


Nine months ended
June 30, 1999                         Leasing       Services        Prism          Total
------------------                  ----------    -----------    ----------    -----------
Revenues.........................  $     2,661   $        376   $       --   $      3,037
Segment profit (loss)............          (33)            29          (14)           (18)
Capital expenditures.............        1,980            103           65          2,148
Depreciation and amortization....        1,455             46            2          1,503




The following table presents total assets for each of the company's reportable segments (in millions):

                                                      June         September
                                                      30,             30,
                                                      2000           1999
                                                   -----------    ------------
Leasing ....................................         $6,890            $6,891
Services ...................................            644               479
Prism ......................................            359               124
Retained interest in
   Comdisco Ventures .......................            439               200
                                                     ------            ------
Total ......................................         $8,332            $7,694
                                                     ======            ======

The following tables present revenue by geographic location based on the location of the company's local office (in millions):

                                   Three months ended         Nine months ended
                                        June 30,                   June 30,
                                    2000         1999         2000         1999
                                   ------       ------       ------       ------
North America ..............       $  593       $1,074       $1,791       $2,305
Europe .....................          169          144          494          479
Pacific Rim ................           41           24          107          253
                                   ------       ------       ------       ------
Total ......................       $  803       $1,242       $2,392       $3,037
                                   ======       ======       ======       ======




The following table presents total assets by geographic location based on the location of the asset. The retained interest in Comdisco Ventures is included in the North America amounts (in millions).

                                                June            September
                                                 30,                30,
                                                2000               1999
                                               ------             ------
North America ............................     $6,756             $6,159
Europe ...................................      1,006              1,029
Pacific Rim ..............................        570                506
                                               ------             ------
Total ....................................     $8,332             $7,694
                                               ======             ======

Comdisco Ventures
STATEMENTS OF EARNINGS AND DIVISION NET WORTH
(in thousands)

                                                  Three Months Ended      Nine Months Ended
                                                       June 30,                June 30,
                                                ----------------------   ---------------------
                                                  2000         1999        2000        1999
                                                ---------    ---------   ---------   ---------
Revenue
Leasing
     Operating ..............................   $  50,687    $  30,917   $ 133,524   $  82,886
     Direct financing .......................         123          180         355         772
     Sales-type .............................        --           --         1,858        --
                                                ---------    ---------   ---------   ---------
         Total leasing ......................      50,810       31,097     135,737      83,658

Sales .......................................       2,812        1,958       7,676       3,843
Interest income on notes ....................      14,745        6,330      38,456      12,754
Warrant sale proceeds and capital gains .....      80,341       20,000     267,565      37,000
Other .......................................         923          178       1,820         507
                                                ---------    ---------   ---------   ---------
       Total revenue .......................      149,631       59,563     451,254     137,762
                                                ---------    ---------   ---------   ---------

Costs and expenses
Leasing
     Operating ..............................      39,267       23,143     101,641      62,271
     Sales-type .............................          --           --       1,134          --
                                                ---------    ---------   ---------   ---------
         Total leasing ......................      39,267       23,143     102,775      62,271

Sales .......................................       1,613        1,319       4,385       2,693
Selling, general and administrative .........      21,465        5,718      63,388       8,806
Interest ....................................      17,385        6,601      41,304      15,165
Bad debt expense ............................      16,000          800      61,801       2,400
                                                ---------    ---------   ---------   ---------
       Total costs and expenses .............      95,730       37,581     273,653      91,335
                                                ---------    ---------   ---------   ---------
Earnings before income taxes ................      53,901       21,982     177,601      46,427
Income taxes ................................      21,493        8,765      70,818      18,512
                                                ---------    ---------   ---------   ---------
Net earnings ................................   $  32,408    $  13,217   $ 106,783   $  27,915
                                                =========    =========   =========   =========
Division net worth at beginning of period ...   $ 433,179    $ 119,608   $ 199,649   $  71,080
Net earnings ................................      32,408       13,217     106,783      27,915
Other comprehensive income - Unrealized gains
   (losses), net of tax .....................     (26,497)      10,376     132,658      44,206
                                                ---------    ---------   ---------   ---------
     Total comprehensive income .............       5,911       23,593     239,441      72,121
                                                ---------    ---------   ---------   ---------
Division net worth at end of period .........   $ 439,090    $ 143,201   $ 439,090   $ 143,201
                                                =========    =========   =========   =========


See accompanying notes to financial statements.


Explanatory Note: Earnings per share is not presented because Comdisco Ventures is a division of Comdisco and not a "stand-alone entity" and, as a result, the presentation of earnings per share is not applicable. If Comdisco issues a separate series of common stock, it will present in its financial statements the earnings per share for all outstanding series of its common stock.

Comdisco Ventures
BALANCE SHEETS
(in thousands)

                                                         June 30,  September 30,
                                                            2000         1999
                                                        ------------  ----------
                                                        (unaudited)    (audited)
ASSETS

Cash ................................................  $    34,049   $     --
Equity securities ...................................      523,094      197,335
Receivables, net ....................................      642,231      367,339
Inventory ...........................................        3,137        1,762
Leased assets:
  Direct financing and sales-type ...................        4,658        5,106
  Operating (net of accumulated depreciation) .......      458,635      283,241
                                                         ----------   ----------
    Net leased assets ...............................      463,293      288,347
Other assets ........................................       25,569       17,069
                                                         ----------   ----------
                                                       $ 1,691,373   $  871,852
                                                        ==========   ==========

LIABILITIES AND DIVISION NET WORTH

Inter-group payable .................................  $ 1,033,040   $  559,575
Accounts payable ....................................        1,587          329
Income taxes ........................................      160,244       72,265
Other liabilities ...................................       57,412       40,034
                                                         ----------   ----------
                                                         1,252,283      672,203
                                                         ----------   ----------

Accumulated other comprehensive income ..............      218,403       85,745
Division equity .....................................      220,687      113,904
                                                         ----------   ----------
  Total division net worth ...........................     439,090      199,649
                                                         ----------   ----------
                                                       $ 1,691,373   $  871,852
                                                         ==========   ==========

See accompanying notes to financial statements.

Comdisco Ventures
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
For the Nine Months Ended June 30, 2000 and 1999

                                                      2000         1999
                                                   ---------    ---------
Cash flows from operating activities:
   Operating lease and other leasing receipts ..   $ 142,239    $  76,541
   Leasing costs, primarily rentals paid .......        (405)        (137)
   Sales .......................................       7,482        4,455
   Warrant proceeds ............................     261,666       36,454
   Promissory note receipts ....................     190,980       35,117
   Selling, general and administrative expenses      (42,192)      (5,466)
   Other .......................................       1,820           --
                                                   ---------    ---------
     Net cash provided by operating activities .     561,590      146,964
                                                   ---------    ---------
Cash flows from investing activities:
   Equipment purchased for leasing .............    (282,488)    (146,355)
   Purchase of property and equipment ..........          --         (115)
   Equity investments ..........................    (112,776)     (20,326)
   Issuance of promissory notes ................    (454,144)    (225,026)
                                                   ---------    ---------
     Net cash used in investing activities .....    (849,408)    (391,822)
                                                   ---------    ---------
Cash flows from financing activities:
   Net change in inter-group payable ...........     321,867      244,858
                                                   ---------    ---------
     Net cash provided by financing activities .     321,867      244,858
                                                   ---------    ---------

Net increase in cash and cash equivalents ......      34,049           --
Cash and cash equivalents at beginning of period          --           --
                                                   ---------    ---------
Cash and cash equivalents at end of period .....   $  34,049    $      --
                                                   =========    =========

Comdisco Ventures
STATEMENTS OF CASH FLOWS  (UNAUDITED) - Continued
(in  thousands)
For the Nine Months Ended June 30, 2000 and 1999

                                                                2000        1999
                                                              ---------   ---------
Reconciliation of net earnings to net cash
provided by operating activities:

Net earnings ..............................................   $ 106,783   $  27,915

Adjustments to reconcile net earnings to net cash provided by operating activities:

    Leasing costs, primarily
      depreciation and amortization .......................     102,370      62,134
    Cost of sales .........................................       4,385       2,693
    Principal portion of promissory notes .................     152,524      22,363
    Selling, general, and administrative expenses .........      82,997       5,740
    Interest ..............................................      41,304      15,165
    Income taxes ..........................................      70,818      18,512
    Other - net ...........................................         409      (7,558)
                                                              ---------   ---------
                  Net cash provided by operating activities   $ 561,590   $ 146,964
                                                              =========   =========


See accompanying notes to financial statements.


Comdisco Ventures
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2000 and 1999


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

On May 4, 2000, the company filed its amended and restated charter to implement a tracking stock structure that was approved by the company's stockholders on April 20, 2000. As a result, two new series of stock were created: "Comdisco Stock" and "Comdisco Ventures Stock." Comdisco Venture Stock is intended to separately track the performance of the company's venture financing business, which the company refers to as "Comdisco Ventures" and Comdisco Stock separately tracks the performance of the remaining business of the company, which the company refers to as "Comdisco Group," and a retained interest in Comdisco Ventures.

The  company  has  allocated,  for  financial  reporting  purposes,  all  of its consolidated assets, liabilities, revenue, expenses and cash flow between Comdisco Group and Comdisco Ventures. Notwithstanding these financial reporting allocations, holders of Comdisco Ventures Stock and holders of Comdisco Stock are stockholders of the company and are subject to all of the risks associated with an investment in the company and all of its businesses, assets and liabilities. These allocations do not affect title to the assets or responsibility for the liabilities of the company or any of its subsidiaries. The results of operations or financial condition of one group could affect the results of operations or financial condition of the other group. Accordingly, the financial statements of each group should be read in conjunction with company's consolidated financial statements included herein and with the notes to the consolidated and group financial statements included herein and in conjunction with the company's consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended September 30, 1999.

Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.



2.       Equity Securities

Comdisco Ventures provides financing to privately held companies, in networking, communications, software, Internet-based and other industries by purchasing equity securities. For equity investments, which are non-quoted investments, Comdisco Ventures' policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. Comdisco Ventures identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired.

During fiscal year 2000, certain of these investments in privately held companies became available-for-sale securities when the issuers completed initial public offerings.

Equity securities include the following as of June 30, 2000 and September 30, 1999 (in thousands):

                                     June     September
                                      30,        30,
                                     2000       1999
                                   --------   --------
Available-for-sale-securities:
  Cost .........................   $ 27,048   $  7,735
  Unrealized gain ..............    363,248    142,612
                                   --------   --------
Market value ...................    390,296    150,347
Equity investments (at cost less
   valuation adjustments) ......    132,798     46,988
                                   --------   --------
  Carrying value ...............   $523,094   $197,335
                                   ========   ========


Realized gains or losses ("capital gains") are recorded upon disposition of equity securities based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated comprehensive income. Comdisco Ventures records the proceeds received from the sale or disposition of warrants ("warrant sale proceeds") received in conjunction with its lease or other financings as income when sold. Revenue from the sale of equity investments (warrant sale proceeds and capital gains) for the three and nine months ended June 30, 2000 and 1999 were as follows (in thousands):

                                                Three Months Ended         Nine Months Ended
                                                      June 30,                  June 30,
                                                 2000         1999         2000         1999
                                              ---------    ---------    ---------    ---------
Proceeds from the sale of equity securities   $  25,709    $   7,561    $ 139,251    $   7,561
Less: cost of equity securities ...........      (5,126)      (2,938)     (14,060)      (2,938)
                                              ---------    ---------    ---------    ---------
Capital gains .............................      20,583        4,623      125,191        4,623
Warrant sale proceeds .....................      59,758       15,377      142,374       32,377
                                              ---------    ---------    ---------    ---------
Total .....................................   $  80,341    $  20,000    $ 267,565    $  37,000
                                              =========    =========    =========    =========

See "Risk Factors" for a discussion of the factors that may affect proceeds from the sale of warrants and capital gains.

Comdisco formed Hybrid Venture Partners, LP ("Hybrid Fund"), in October 1999 to originate venture debt and direct equity financing products for the benefit of Comdisco Ventures. Comdisco committed $250 million as the sole limited partner to Hybrid Fund, all of which has been invested in, or committed to, Comdisco

Ventures customers. The Hybrid Fund has been closed and it will not seek additional capital commitments.


3.       Receivables

Receivables include the following as of June 30, 2000 and September 30, 1999 (in thousands):

                                  June       September
                                   30,          30,
                                  2000         1999
                                ---------    ---------
Notes receivable ............   $ 631,397    $ 343,105
Accounts ....................       6,526        7,148
Unsettled equity transactions      54,707       26,278
Other .......................      19,390        7,321
                                ---------    ---------
Total receivables ...........     712,020      383,852
Allowance for credit losses .     (69,789)     (16,513)
                                ---------    ---------
Balance at end of period ....   $ 642,231    $ 367,339
                                =========    =========


Notes receivable ("venture debt") consist of loans to privately held companies in networking, communications, software, Internet-based and other industries. Comdisco Ventures' venture debt is generally structured as loans secured by equipment and other assets or subordinated loans.

At June 30, 2000 and September 30, 1999, Comdisco Ventures had venture debt of approximately $631.4 million and $343.1 million, respectively. As part of a venture debt transaction, Comdisco Ventures receives warrants to purchase an equity interest in the borrower at a negotiated exercise price, generally based on the borrower's most recent venture capital transaction. The amount of the warrants received and the exercise price varies based upon borrower-specific valuation factors. Loans provide current income from interest and fees.

Changes in the allowance for credit losses (combined notes and accounts receivable) for the nine months ended June 30, 2000 and 1999 were as follows (in thousands):

                                   June        June
                                    30,         30,
                                   2000        1999
                                 --------    --------
Balance at beginning of period   $ 16,513    $  6,000
Provision for credit losses ..     61,801       2,400
Net credit losses ............     (8,525)       (950)
                                 --------    --------
Balance at end of period .....   $ 69,789    $  7,450
                                 ========    ========

4.       Comprehensive Income

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130-Reporting Comprehensive Income, which requires presentation of comprehensive earnings (net earnings plus all changes in net assets from non-owner sources) and its components in the financial statements.

Other comprehensive earnings (loss) consists of the following (in thousands):

                                           Three months ended         Nine months ended
                                                 June 30,                  June 30,
                                            2000         1999         2000         1999
                                          ---------    ---------    ---------    ---------
Unrealized gains on securities:
  Unrealized holding gains arising
   during the period ..................   $  36,270    $  37,257    $ 488,201    $ 110,523
  Reclassification adjustment for gains
   included in earnings before income
   taxes (benefit) ....................     (80,341)     (20,000)    (267,565)     (37,000)
                                          ---------    ---------    ---------    ---------
Net unrealized gains (losses), before
   income taxes (benefit) .............     (44,071)      17,257      220,636       73,523
Income taxes (benefit) ................     (17,574)       6,881       87,978       29,317
                                          ---------    ---------    ---------    ---------
Net unrealized gains (losses) .........     (26,497)      10,376      132,658       44,206
                                          ---------    ---------    ---------    ---------
Other comprehensive income (loss) .....     (26,497)      10,376      132,658       44,206
Net earnings ..........................      32,408       13,217      106,783       27,915
                                          ---------    ---------    ---------    ---------
Total comprehensive income ............   $   5,911    $  23,593    $ 239,441    $  72,121
                                          =========    =========    =========    =========


Accumulated other comprehensive income for the nine months ended June 30, 2000, presented below and in the accompanying balance sheets, consists of the accumulated net unrealized gain on available-for-sale securities (in thousands):

                                                            Accumulated
                                                               other
                                                           comprehensive
                                                              income
                                                             --------
Balance at beginning of period ...........................   $ 85,745
Change in unrealized gain on available-for-sale securities    132,658
                                                             --------
Balance at end of period .................................   $218,403
                                                             ========

Comdisco, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview
--------

The industry in which the company operates has become service oriented, with the business driven by service capabilities. Accordingly, Comdisco has aligned into four primary business lines: (1) technology services; (2) global leasing (referred to as "Leasing") in areas such as electronics, communications, medical, laboratory and scientific equipment and other high technology equipment (including information technology equipment); (3) Prism Communication Services, Inc. (referred to as "Prism"), the company's subsidiary which provides high-speed data connectivity, local and long-distance voice, video, Internet and secure business applications such as automatic data storage and recovery along with other teleworking and business-critical solutions , (services, Leasing and Prism are collectively referred to as "Comdisco Group"); and (4) Comdisco Ventures, our venture financing business.

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

On May 4, 2000, the company filed its amended and restated charter to implement a tracking stock structure that was approved by the company's stockholders on April 20, 2000. As a result, two new series of stock were created: "Comdisco Stock" and "Comdisco Ventures Stock." Comdisco Venture Stock is intended to separately track the performance of the company's venture financing business, which the company refers to as "Comdisco Ventures" and Comdisco Stock separately tracks the performance of the remaining business of the company, which the company refers to as "Comdisco Group," and a retained interest in Comdisco Ventures.


Net Earnings
------------

Net earnings for the three months ended June 30, 2000 were $17 million, or $.10 per diluted common share, as compared to net earnings of $36 million, or $.22 per share, for the three months ended June 30, 1999. Net earnings for the nine months ended June 30, 2000 were $101 million, or $.62 per diluted share, as compared to net earnings of $18 million, or $.11 per share, in the year earlier period. Net earnings for the nine months ended June 30, 1999 were reduced by $150 million of pre-tax charges recorded in March, 1999, related to the divestiture of low-margin businesses and in the realignment of the company's service businesses (see "Business" for a discussion of this pre-tax charge).

Excluding the Prism losses, the company had net earnings of $58 million, or $.36 per share, compared to $43 million, or $.26 per share, for the three months ended June 30, 2000 and 1999, respectively. Excluding the charges in fiscal 1999 and the Prism losses in both fiscal 2000 and 1999, the company had net earnings of $186 million, or $1.14 per share, compared to $123 million, or $.76 per share, for the nine months ended June 30, 2000 and 1999, respectively. The increase for the three and nine months ended June 30, 2000 compared to the year earlier periods is primarily due to increased earnings by Comdisco Ventures, offset by lower earnings contributions from Comdisco Group, primarily from leasing activities.

Business
--------

Comdisco Group:

Services: The company's technology services business attained record revenues for the three and nine months ended June 30, 2000; however, higher costs, primarily associated with higher personnel costs and continued investment in new service development, negatively impacted margins on the company's technology services business. Technology services had pretax earnings of $12 million in the quarter ended June 30, 2000, compared to $21 million in the quarter ended June 30, 1999 and $18 million in the quarter ended March 31, 2000. The third quarter of fiscal 2000 was the third consecutive quarter of declining earnings contributions from services. Network services had pretax losses for the three and nine months ended June 30, 2000 of $9 million and $14 million, respectively. The company expects network services to incur losses in the fourth quarter of fiscal 2000. Web services, a new service offered by the company, incurred losses of $3 million in the quarter ended June 30, 2000. Revenue from continuity contracts, which is recognized monthly during the noncancelable continuity contract and is therefore typically recurring and predictable, was approximately $89 million, $82 million and $92 million during the three months ended June 30, 2000 and 1999, and March 31, 2000, respectively, representing approximately 52%, 62% and 59% of technology services revenue. Included in the $150 million pre-tax charge (as discussed below), is $30 million associated with the relocation of some of its continuity services facilities worldwide. See "Risk Factors" for a discussion of the factors that may affect earnings contributions from services.

Leasing: Leasing had pretax earnings of $24 million and $60 million in the three and nine months ended June 30, 2000, compared to $24 million and $87 million in the three and nine months ended June 30, 1999, respectively. The pretax earnings recorded in the nine months ended June 30, 1999, $87 million, excludes $120 million in pre-tax charges recorded in the second quarter of fiscal 1999 related to the company's divestiture of low-margin businesses. The decrease in pretax earnings contribution from leasing is due a number of factors, including, but not limited to, the Sale, a change in the mix of leases written, with a higher percentage of new leases written as direct financing leases and higher costs, primarily personnel costs, associated with the company's operations. Cost of equipment placed on lease was $556 million during the quarter ended June 30, 2000. This compares to cost of equipment placed on lease of $657 million and $528 million during the quarters ended June 30, 1999 and March 31, 2000, respectively. During the nine months ended June 30, 2000 and 1999, cost of equipment placed on lease totaled $1.9 billion and $2.1 billion, respectively. The residual leasing business of the company in the areas of electronics, communications, medical, laboratory and scientific had worldwide cost of equipment placed on lease of $333 million and $946 million in the three and nine months ended June 30, 2000, respectively, compared to $148 million and $545 million in the prior year periods. See below for a discussion of remarketing and "Risk Factors" for a discussion of leasing.

In addition to originating new equipment lease financing, the company remarkets used equipment from its lease portfolio. Remarketing is the sale or re-lease of equipment either at original lease termination or during the original lease.

These transactions may be with existing lessees or, when equipment is returned, with new customers. Remarketing activities are comprised of earnings from follow-on leases and gross profit on equipment sales. Remarketing activity, an important factor in quarterly earnings, increased in the current quarter as compared to both the second quarter of fiscal 2000 and the third quarter of fiscal 1999. Remarketing activity should continue to be an important contributor to quarterly earnings in the near and long term because of the size of the company's lease portfolio. In addition, remarketing activity will be critical in the residual leasing business.


Prism: Prism revenues from subscribers were approximately $1 million and $3 million in the three months and nine months ended June 30, 2000, respectively. Prism had pretax losses of $64 million and $133 million in the three and nine months ended June 30, 2000, respectively. During the three months ended June 30, 1999, Prism had a pretax loss of $11 million. From February 28, 1999 (date of acquisition) to June 30, 1999, Prism had a pretax loss of $14 million.

Prism has incurred losses in every month since its inception. Prism expects to continue to incur substantial operating losses, net losses and net operating cash outflows for the next several years as it attempts to grow its customer base in its markets.

Prism recently announced that it has signed a $130 million agreement with the network unit of Williams Communications Group, Inc. to provide Prism long-term capacity and fiber on Williams' award-winning fiber-optic network. The majority of the value in the transaction is in long-term network capacity on the Williams Multi-Service Broadband NetworkTM. Williams Communications will also provide collocation and fiber maintenance services over the 20-year agreement. Funding of the $130 million transaction consists of $120 million in cash paid over the life of the contract as well as Prism's issuance of $10 million of common stock to Williams Communications for these services representing a 1% fully diluted ownership of Prism.

Nortel Networks, a global leader in telephony, data, wireless and wireline solutions for the high-performance Internet, also recently acquired a 1% fully diluted common stock ownership position in Prism for US $10 million. The relationship between the two companies began in early 1998 when Prism awarded Nortel Networks an initial contract for constructing its data network enhanced by Nortel Networks' digital modem high-speed Internet access. Since that time, Prism has continued to expand upon this original agreement and has agreed to purchase up to $460 million of switches, integrated line cards, customer premises equipment and ancillary technology.

On July 26, 2000, the company announced its intention to review strategic alternatives for its investment in Prism. Prism intends to focus its network expansion efforts in ten markets for the near term.

Comdisco Ventures:

The third quarter of fiscal 2000 was a third record quarter for Comdisco Ventures, with record revenues from leasing and interest income on venture debt. For the three months ended June 30, 2000 and 1999, Comdisco Ventures recorded revenue of $ 150 million and $60 million, which represented increases of 151% and 83%, respectively, over the prior year periods. For the nine months ended June 30, 2000 and 1999, Comdisco Ventures recorded revenue of $451 million and $138 million, which represented increases of 228% and 54%, respectively, over the prior year periods. Revenue from the sale of equity investments (warrant sale proceeds and capital gains) for the three and nine months ended June 30, 2000 and 1999 were as follows (in millions):



                                                              Three Months Ended     Nine Months Ended
                                                                    June 30,            June 30,
                                                                 2000     1999        2000     1999
                                                                -----    -----       -----    -----
Proceeds from the sale of equity securities .................   $  26    $   8        $ 139    $   8
Less: cost of equity securities .............................      (5)      (3)         (14)      (3)
                                                                -----    -----        -----    -----
Capital gain ................................................      21        5          125        5
Warrant sale proceeds .......................................      60       15          143       32
                                                                -----    -----        -----    -----
Total .......................................................   $  81    $  20        $ 268    $  37
                                                                =====    =====        =====    =====



See "Risk Factors" for a discussion of the factors that may affect proceeds from the sale of warrants and capital gains. The company's general policy has been to sell its equity positions in an orderly manner as soon as reasonably possible after a liquidity event. This general policy allows Comdisco Ventures to generate cash for reinvestment in new transactions; Comdisco Ventures believes it is preferable to make new advances to start-ups rather than hold the securities of public companies. In addition, Comdisco Ventures has benefited from a strong IPO market for venture capital-backed companies. There can be no assurance that the strong IPO market for venture capital-backed companies will continue in the near or long term.

Comdisco formed Hybrid Venture Partners, LP ("Hybrid Fund"), in October 1999 to originate venture debt and direct equity financing products for the benefit of Comdisco Ventures. Comdisco committed $250 million as the sole limited partner to Hybrid Fund, all of which has been invested in, or committed to, Comdisco Ventures customers. The Hybrid Fund has been closed and will not seek additional capital commitments.


Three months ended June 30, 2000
Total revenue for the three months ended June 30, 2000 was $953 million compared to $1.3 billion in the prior year quarter and $1.01 billion in the quarter ended March 31, 2000. The decrease in total revenue is primarily due to the Sale, which increased sales revenue by $485 million in the three months ended June 30, 1999. Total leasing revenue of $533 million for the quarter ended June 30, 2000 represented a decrease of 7% compared to the year earlier period. Total leasing revenue was $611 million in the second quarter of fiscal 2000. The decrease in operating lease revenue is due to a change in the mix of leases written, with a higher percentage of new leases classified as direct financing leases rather than operating leases. Sales-type lease revenue decreased 18% in the current year quarter compared to the year earlier quarter, primarily as a result of a higher percentage of remarketing transactions done as sales rather than as leases.

Operating lease revenue minus operating lease cost was $82 million, or 19.8% of operating lease revenue (collectively, the "Operating Lease Margin"), and $85 million, or 19.2% of operating lease revenue, in the three months ended June 30, 2000 and 1999, respectively. The Operating Lease Margin was $84 million, or 19.1% in the quarter ended March 31, 2000. The company expects the Operating Lease Margin to be at or below current levels throughout the remainder of fiscal 2000, depending on the equipment leased and the volume of operating leases. The decrease in operating lease revenue minus operating lease cost in the current year quarter compared to the year earlier quarter is due the change in the mix of leases written. The company expects the growth of the operating lease portfolio is expected to slow as the mix of leases results in more direct financing leases rather than operating leases. See "Risk Factors" for a discussion of factors that could affect the Operating Lease Margin.

Revenue  from  sales,  which  includes   remarketing  by  selling  and  buy/sell
activities, for the three months ended June 30, 2000 and 1999 were as follows:


                                             2000                                  1999
                                -----------------------------        ------------------------------
                                Revenue    Expense     Margin        Revenue     Expense     Margin
                                -------    -------     ------        -------     -------     ------

Sales ........................  $   142    $   115        19%        $    62      $    50       19%
Sale of mainframe
  portfolio ..................        -          -         -             485          485        -
Sale of medical
  refurbishment business......        -          -         -              18           18        -
                                    ---        ---       ---             ---          ---       ---
Total ..................        $   142    $   115        19%        $   565      $   553        2%
                                    ===        ===       ===             ===          ===       ===



Revenue from technology services for the three months ended June 30, 2000 and 1999 was $173 million and $133 million, respectively, a 30% increase. Cost of technology services for the three months ended June 30, 2000 and 1999 was $161 million and $112 million, respectively, a 44% increase. The increase in cost of technology services is attributed to the development and implementation of the company's network services infrastructure.

Other revenue for the three months ended June 30, 2000 and 1999 was $105 million and $30 million, respectively. Revenue from the sale of equity positions by Comdisco Ventures was $80 million and $20 million in the three months ended June 30, 2000 and 1999, respectively. Prism revenue from subscribers was approximately $1 million in the quarter ended June 30, 2000.

Total costs and expenses for the quarter ended June 30, 2000 were $927 million compared to $1.25 billion in the prior year period. The decrease in total costs and expenses is primarily due to the $150 million pre-tax charge included in the prior year and the Sale, offset by higher expenses incurred by Prism in the current year quarter.

Selling, general and administrative expenses totaled $116 million in the quarter ended June 30, 2000 compared to $77 million in the quarter ended June 30, 1999 and $143 million in the quarter ended March 31, 2000. The increase in the current year quarter compared to the year earlier period is primarily due to an increase in bad debt expense and an increase in Comdisco Ventures incentive compensation costs as a result of gains realized on the sale of equity positions. The following table summarizes selling, general and administrative expenses (in millions):


                                                2000       1999
                                                ----       ----

Incentive compensation ..................      $ 34       $  18
Other compensation and benefits .........        34          31
Outside services ........................        15           9
Bad debt expense Comdisco Ventures.......        16           1
Bad debt expense Comdisco Group .........         4           2
Other expenses ..........................        13          16
                                                ---         ---
                                              $ 116       $  77
                                                ===         ===


The company expects selling, general and administrative expenses to increase throughout fiscal 2000 primarily because of higher revenue from Comdisco Ventures, which will increase incentive compensation costs, and higher personnel costs.

Interest expense for the three months ended June 30, 2000 and 1999 totaled $88 and $82 million, respectively. Increases in interest costs resulted from higher interest rates in the current period compared to the prior year period.

Prism expenses for the three months ended June 30, 2000 totaled $65 million, compared to $11 million in the year earlier quarter and $42 million in the second quarter of fiscal 2000. Network and product costs were $25 million for the three months ended June 30, 2000 compared to $17 million in the second quarter of fiscal 2000. These costs are attributable to the expansion of Prism's networks and increased orders resulting from their sales and marketing efforts. Sales, marketing, general and administrative expenses were $19 million and $14 million for the three months ended June 30, 2000 and March 31, 2000, respectively. These costs are attributable to growth in headcount in all areas of Prism, continued expansion of Prism's sales and marketing efforts, deployment of Prism's networks and building of Prism's operating infrastructure.
Depreciation and amortization was approximately $13 million for the current quarter compared to $6 million for the second quarter of fiscal 2000.


Nine months ended June 30, 2000
Total revenue was $2.8 billion and $3.18 billion for the nine months ended June 30, 2000 and 1999, respectively. The decrease in total revenue in the current year period is due to the Sale in the prior year period. Total leasing revenue was $1.7 billion and $2.04 billion for the nine months ended June 30, 2000 and 1999, respectively. The decrease in total leasing revenue compared to the prior year period was primarily due to the reduced revenue from sales-type transactions, and a reduction in operating lease revenue. Remarketing activity was strong in the third quarter of fiscal 2000 and, although sales-type revenue decreased, sales, which also represents remarketing activity, increased in the current year period.

Operating lease revenue minus operating lease cost was $249 million, or 19.3% of operating lease revenue, and $286 million, or 19.3% of operating lease revenue, in the nine months ended June 30, 2000 and 1999, respectively. The decrease in operating lease revenue minus operating lease cost in the current year period compared to the year earlier period was due to a change in the mix of leases written, with a higher percentage of leases written as direct financing leases rather than operating leases. The company expects the growth of the operating lease portfolio to slow as the mix of leases written results in more direct financing leases rather than operating leases. See "Risk Factors" for a discussion of factors that could affect the Operating Lease Margin.

Revenue  from  sales,  which  includes   remarketing  by  selling  and  buy/sell
activities, for the nine months ended June 30, 2000 and 1999 were as follows:


                                             2000                                  1999
                                -----------------------------        ------------------------------
                                Revenue    Expense     Margin        Revenue     Expense     Margin
                                -------    -------     ------        -------     -------     ------

Sales ........................  $   308    $   243        21%        $   187      $   159       15%
Sale of mainframe
  portfolio ..................        -          -         -             485          485        -
Sale of medical
  refurbishment business......        -          -         -              18           18        -
                                    ---        ---       ---             ---          ---       ---
Total ..................        $   308    $   243        21%        $   690      $   662        4%
                                    ===        ===       ===             ===          ===       ===




The increase in sale margins during the nine months ended June 30, 2000 is primarily due to remarketing of communications equipment, which had above average margins on their remarketing transactions.

Revenue from technology services for the nine months ended June 30, 2000 and 1999 was $476 million and $376 million, respectively, a 27% increase. Cost of technology services for the nine months ended June 30, 2000 and 1999 was $424 million and $317 million, respectively, a 34% increase. The increase in revenue is due to higher revenue from network and desktop management services. The decrease in technology services margins is due to increasing infrastructure costs associated with the development of the network services business and costs associated with the development of the company's web hosting and availability services.

Other revenue for the nine months ended June 30, 2000 and 1999 was $360 million and $66 million, respectively. Revenue from the sale of available-for-sale securities by Comdisco Ventures was $268 million and $37 million in the nine months ended June 30, 2000 and 1999, respectively. During the nine months ended

June 30, 2000, approximately eighty-four companies in the equity securities portfolio were acquired/merged or completed an initial public offering, compared to forty-three companies in the prior year period. During the current period the company realized an additional $32 million of revenues from the sale other available-for-sale securities. Prism revenue from subscribers was approximately $3 million in the nine months ended June 30, 2000.

Total costs and expenses for the nine months ended June 30, 2000 were $2.7 billion compared to $3.2 billion in the prior year period. The decrease is due to the Sale and the Charge in the prior year period.

Selling, general and administrative expenses totaled $375 million in nine months ended June 30, 2000 compared to $219 million in the prior year period. The principal reasons for the increase in the current year period compared to the year earlier period are an increase in bad debt expense for Comdisco Ventures and an increase in incentive compensation costs as a result of gains realized on the sale of equity positions held in the Comdisco Ventures portfolio. The following table summarizes selling, general and administrative expenses (in millions):



                                                2000       1999
                                                ----       ----

Incentive compensation ..................     $ 101       $  41
Other compensation and benefits .........       102          91
Outside services ........................        46          29
Bad debt expense Comdisco Ventures.......        62           2
Bad debt expense Comdisco Group .........        25           9
Other expenses ..........................        39          47
                                                ---         ---
                                              $ 375       $ 219
                                                ===         ===



Interest expense for the nine months ended June 30, 2000 and 1999 totaled $259 and $253 million, respectively. Increases in interest costs resulted from higher interest rates in the current period compared to the prior year period.

Prism expenses for the nine months ended June 30, 2000 totaled $135 million, compared to $14 million in the year earlier period. Network and product costs were $51 million for the nine months ended June 30, 2000. Sales, marketing, general and administrative expenses were $46 million for the nine months ended June 30, 2000. Depreciation and amortization was approximately $22 million for the current period.

Financial Condition

The company's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. The company utilizes a variety of financial instruments to fund its short and long-term needs.

The company plans to continue to be active in issuing senior debt during the remainder of fiscal 2000, primarily to support the anticipated growth of the company's four primary business lines: technology services, global leasing, Prism, Comdisco Ventures, and, where appropriate, to refinance maturities of interest-bearing liabilities.

Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the nine months ended June 30, 2000 and 1999 was $2.5 billion and $2.2 billion, respectively. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the company's investment in its lease portfolio. The company expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.

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

Historical results and percentage relationships may not necessary be indicative of operating results for any future periods. The financial statements of Comdisco Group include the balance sheets, statements of earnings, cash flow and division net worth of the following businesses of Comdisco:

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

Overview
--------

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

On May 4, 2000, the company filed its amended and restated charter to implement a tracking stock structure that was approved by the company's stockholders on April 20, 2000. As a result, two new series of stock were created: "Comdisco Stock" and "Comdisco Ventures Stock." Comdisco Venture Stock is intended to separately track the performance of the company's venture financing business, which the company refers to as "Comdisco Ventures" and Comdisco Stock separately tracks the performance of the remaining business of the company, which the company refers to as "Comdisco Group," and a retained interest in Comdisco Ventures.


Business
--------

Services: The company's technology services business attained record revenues for the three and nine months ended June 30, 2000, however, higher costs, primarily associated with higher personnel costs and continued investment in new service development, negatively impacted margins on the company's technology services business. Technology services had pretax earnings of $12 million in the quarter ended June 30, 2000, compared to $21 million in the quarter ended June 30, 1999 and $18 million in the quarter ended March 31, 2000. The third quarter of fiscal 2000 was the third consecutive quarter of declining earnings contributions from services. Network services had pretax losses for the three and nine months ended June 30, 2000 of $9 million and $14 million, respectively. The company expects network services to incur losses in the fourth quarter of fiscal 2000. Web services, a new service offered by the company, incurred losses of $3 million in the quarter ended June 30, 2000. Revenue from continuity contracts, which is recognized monthly during the noncancelable continuity contract and is therefore typically recurring and predictable, was approximately $89 million, $82 million and $92 million during the three months ended June 30, 2000 and 1999, and March 31, 1999, respectively, representing approximately 52%, 62% and 59% of technology services revenue. Included in the $150 million pre-tax charge (as discussed below), is $30 million associated with the relocation of some of its continuity services facilities worldwide. See "Risk Factors" for a discussion of the factors that may affect earnings contributions from services.

Leasing: Leasing had pretax earnings of $24 million and $60 million in the three and nine months ended June 30, 2000, compared to $24 million and $87 million in the three and nine months ended June 30, 1999, respectively. The decrease in pretax earnings contribution from leasing is due a number of factors, including, but not limited to, the Sale, a change in the mix of leases written, with a higher percentage of new leases written as direct financing leases and higher costs, primarily personnel costs, associated with the company's operations. Cost of equipment placed on lease was $441 million during the quarter ended June 30, 2000. This compares to cost of equipment placed on lease of $599 million and $431 million during the quarters ended June 30, 1999 and March 31, 2000, respectively. During the nine months ended June 30, 2000 and 1999, cost of equipment placed on lease totaled $1.6 billion and $2.0 billion, respectively. The residual leasing business of the company in the areas of electronics, communications, medical, laboratory and scientific had worldwide cost of equipment placed on lease of $204 million and $607 million in the three and nine months ended June 30, 2000, respectively, compared to $75 million and $363 million in the year earlier periods. See below for a discussion of remarketing and "Risk Factors" for a discussion of leasing.

In addition to originating new equipment lease financing, the company remarkets used equipment from its lease portfolio. Remarketing is the sale or re-lease of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Remarketing activities are comprised of earnings from follow-on leases and gross profit on equipment sales. Remarketing activity, an important factor in quarterly earnings, increased in the current quarter as compared to both the second quarter of fiscal 2000 and the third quarter of fiscal 1999. Remarketing activity should continue to be an important contributor to quarterly earnings in the near and long term because of the size of the company's lease portfolio. In addition, remarketing activity will be critical in the residual leasing business.

Prism: Prism revenues from subscribers were approximately $1 million and $3 million in the three months and nine months ended June 30, 2000, respectively. Prism had pretax losses of $64 million and $133 million in the three and nine months ended June 30, 2000, respectively. During the three months ended June 30, 1999, Prism had a pretax loss of $11 million. From February 28, 1999 (date of acquisition) to June 30, 1999, Prism had a pretax loss of $14 million.

Prism has incurred losses in every month since its inception. Prism expects to continue to incur substantial operating losses, net losses and net operating cash outflows for the next several years as it attempts to grow its customer base in its markets.

Prism recently announced that it has signed a $130 million agreement with the network unit of Williams Communications Group, Inc. to provide Prism long-term capacity and fiber on Williams' award-winning fiber-optic network. The majority of the value in the transaction is in long-term network capacity on the Williams Multi-Service Broadband NetworkTM. Williams Communications will also provide collocation and fiber maintenance services over the 20-year agreement. Funding of the $130 million transaction consists of $120 million in cash paid over the life of the contract as well as Prism's issuance of $10 million of common stock to Williams Communications for these services representing a 1% fully diluted ownership of Prism.

Nortel Networks, a global leader in telephony, data, wireless and wireline solutions for the high-performance Internet, also recently acquired a 1% fully diluted common stock ownership position in Prism for US $10 million. The relationship between the two companies began in early 1998 when Prism awarded Nortel Networks an initial contract for constructing its data network enhanced by Nortel Networks' digital modem high-speed Internet access. Since that time, Prism has continued to expand upon this original agreement and has agreed to purchase up to $460 million of switches, integrated line cards, customer premises equipment and ancillary technology.

On July 26, 2000, the company announced its intention to review strategic alternatives for its investment in Prism. Prism intends to focus its network expansion efforts in ten markets for the near term.


Three months ended June 30, 2000
Total revenue for the three months ended June 30, 2000 was $803 million compared to $1.2 billion in the prior year quarter and $853 million in the quarter ended March 31, 2000. The decrease in total revenue is primarily due to the Sale, which increased sales revenue by $485 million in the three months ended June 30, 1999. Total leasing revenue of $482 million for the quarter ended June 30, 2000 represented a decrease of 11% compared to the year earlier period. Total leasing revenue was $564 million in the second quarter of fiscal 2000. The decrease in operating lease revenue in the current quarter compared to the year earlier quarter is due to a change in the mix of leases written, with a higher percentage of new leases classified as direct financing leases rather than operating leases. Sales-type lease revenue decreased 18% in the current year quarter compared to the year earlier quarter, primarily as a result of a higher percentage of remarketing transactions done as sales rather than as leases.

Operating lease revenue minus operating lease cost was $70 million, or 19.3% of operating lease revenue (collectively, the "Operating Lease Margin"), and $77 million, or 18.7% of operating lease revenue, in the three months ended June 30, 2000 and 1999, respectively. The Operating Lease Margin was $73 million, or 18.5% in the quarter ended March 31, 2000. The company expects the Operating Lease Margin to be at or below current levels throughout the remainder of fiscal 2000, depending on the equipment leased and the volume of operating leases. The decrease in operating lease revenue minus operating lease cost in the current quarter compared to the year earlier period was the change in the mix of leases written. The growth of the operating lease portfolio is expected to slow as the mix of leases written results in more direct financing leases rather than operating leases. See "Risk Factors that May Affect Future Results" for a discussion of factors that could affect the Operating Lease Margin.

Revenue  from  sales,  which  includes   remarketing  by  selling  and  buy/sell
activities, for the three months ended June 30, 2000 and 1999 were as follows:


                                             2000                                  1999
                                -----------------------------        ------------------------------
                                Revenue    Expense     Margin        Revenue     Expense     Margin
                                -------    -------     ------        -------     -------     ------

Sales ........................  $   139    $   113        19%        $    60      $    49       18%
Sale of mainframe
  portfolio ..................        -          -         -             485          485        -
Sale of medical
  refurbishment business......        -          -         -              18           18        -
                                    ---        ---       ---             ---          ---       ---
Total ..................        $   139    $   113        19%        $   563      $   552        2%
                                    ===        ===       ===             ===          ===       ===



Revenue from technology services for the three months ended June 30, 2000 and 1999 was $173 million and $133 million, respectively, a 30% increase. Cost of technology services for the three months ended June 30, 2000 and 1999 was $161 million and $112 million, respectively, a 44% increase. The increase in cost of technology services is attributed to the development and implementation of the company's network services infrastructure and web services offering.

Other revenue for the three months ended June 30, 2000 and 1999 was $9 million and $3 million, respectively. Other revenue for the second quarter of fiscal 2000 was $38 million. Prism revenue from subscribers was approximately $1 million in the quarter ended June 30, 2000.

Total costs and expenses for the quarter ended June 30, 2000 were $831 million compared to $1.21 billion in the prior year period. The decrease in total costs and expenses is primarily due to the Sale offset by higher expenses incurred by Prism in the current quarter.

Selling, general and administrative expenses totaled $78 million in the quarter ended June 30, 2000 compared to $70 million in the quarter ended June 30, 1999 and $95 million in the quarter ended March 31, 2000. The principal reason for the increase in the current year quarter compared to the year earlier period is higher personnel costs. Comdisco Group expects selling, general and administrative expenses to increase throughout the remainder of the fiscal year. Although, Comdisco Group is taking steps to control its selling, general and administrative expenses, Comdisco Group continues to invest in its infrastructure to increase revenue and support the business volume.

Interest expense for the three months ended June 30, 2000 and 1999 totaled $71 million and $75 million, respectively. The decrease in the current quarter compared to the prior year period is due to lower average daily borrowings by Comdisco Group.

Prism expenses for the three months ended June 30, 2000 totaled $65 million, compared to $11 million in the year earlier quarter and $42 million in the second quarter of fiscal 2000. Network and product costs were $25 million for the three months ended June 30, 2000 compared to $17 million in the second quarter of fiscal 2000. These costs are attributable to the expansion of Prism's networks and increased orders resulting from Prism's sales and marketing efforts. Sales, marketing, general and administrative expenses were $19 million and $14 million for the three months ended June 30, 2000 and March 31, 2000, respectively. These costs are attributable to growth in headcount in all areas of Prism, continued expansion of Prism's sales and marketing efforts, deployment of Prism's networks and building of Prism's operating infrastructure.
Depreciation and amortization was approximately $13 million for the current quarter compared to $6 million for the second quarter of fiscal 2000.



Nine months ended June 30, 2000
Total revenue was $2.4 billion and $3.0 billion for the nine months ended June 30, 2000 and 1999, respectively. The decrease in total revenue in the current year period compared to the prior year period was primarily due to the Sale. Total leasing revenue was $1.6 billion and $2.0 billion for the nine months ended June 30, 2000 and 1999, respectively. The decrease in operating lease revenue in the current period compared to the year earlier period is due to a change in the mix of leases written, with a higher percentage of new leases classified as direct financing leases rather than operating leases. Sales-type lease revenue decreased 36% in the current year quarter compared to the year earlier quarter, primarily as a result of a higher percentage of remarketing transactions done as sales rather than as leases.

Operating lease revenue minus operating lease cost was $217 million, or 18.8% of operating lease revenue (collectively, the "Operating Lease Margin"), and $264 million, or 18.9% of operating lease revenue, in the nine months ended June 30, 2000 and 1999, respectively. The decrease in operating lease revenue minus operating lease cost in the current year period compared to the year earlier period is due a change in the mix of leases written. The company expects the growth of the operating lease portfolio to slow as the mix of leases written results in more direct financing leases rather than operating leases. See "Risk Factors" for a discussion of factors that could affect the Operating Lease Margin.

Revenue  from  sales,  which  includes   remarketing  by  selling  and  buy/sell
activities, for the three months ended June 30, 2000 and 1999 were as follows:


                                             2000                                  1999
                                -----------------------------        ------------------------------
                                Revenue    Expense     Margin        Revenue     Expense     Margin
                                -------    -------     ------        -------     -------     ------

Sales ........................  $   300    $   239        20%        $   183      $   157       14%
Sale of mainframe
  portfolio ..................        -          -         -             485          485        -
Sale of medical
  refurbishment business......        -          -         -              18           18        -
                                    ---        ---       ---             ---          ---       ---
Total ..................        $   300    $   239        20%        $   686      $   660        4%
                                    ===        ===       ===             ===          ===       ===



The increase in sale margins during the nine months ended June 30, 2000 is primarily due to remarketing of communications equipment, which have above average margins on their remarketing transactions.

Revenue from technology services for the nine months ended June 30, 2000 and 1999 was $476 million and $376 million, respectively, a 27% increase. Cost of technology services for the nine months ended June 30, 2000 and 1999 was $424 million and $317 million, respectively, a 33% increase. The increase in revenue is due to higher revenue from network and desktop management services. The decrease in technology services margins is due to increasing infrastructure costs associated with the development of the network services business and costs associated with the development of the company's web hosting and availability services.

Other revenue for the nine months ended June 30, 2000 and 1999 was $53 million and $16 million, respectively. During the nine months ended June 30, 2000, the company realized $32 million of revenues from the sale of available-for-sale securities. Prism revenue from subscribers was approximately $3 million in the nine months ended June 30, 2000.

Total costs and expenses for the nine months ended June 30, 2000 and 1999 were $2.40 billion compared to $3.06 billion in the prior year period. The decrease in the current year period compared to the year earlier period is due to the Sale.

Selling, general and administrative expenses totaled $250 million in the nine months ended June 30, 2000 compared to $206 million in the prior year period. The increase in the current year period is primarily due to higher personnel costs and an increase in the allowance for bad debts. The following table summarizes selling, general and administrative expenses (in millions):



                                               2000       1999
                                                ----       ----

Incentive compensation ..................      $ 49       $  36
Other compensation and benefits .........        98          89
Outside services ........................        43          29
Bad debt expense ........................        25           9
Other expenses ..........................        35          43
                                                ---         ---
                                              $ 250       $ 206
                                                ===         ===


Interest expense for the nine months ended June 30, 2000 and 1999 totaled $218 million compared to $238 million in the prior year period. The decrease in interest expense is due to lower average daily borrowings as a result of the Sale.

Prism expenses for the nine months ended June 30, 2000 totaled $135 million, compared to $14 million in the year earlier period. Sales, marketing, general and administrative expenses were $46 million for the nine months ended June 30, 2000. Depreciation and amortization was approximately $22 million for the current period.


Financial Condition

Comdisco Group's current financial resources and estimated cash flows from operations are considered adequate to fund anticipated future growth and operating requirements. Comdisco Group utilizes a variety of financial instruments to fund its short and long-term needs.

The company plans to continue to be active in issuing senior debt during the remainder of fiscal 2000, primarily to support the anticipated growth of the company's four primary business lines: technology services, global leasing, Prism, Comdisco Ventures, and, where appropriate, to refinance maturities of interest-bearing liabilities.

Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the nine months ended June 30, 2000 and 1999 was $1.9 billion and $2.1 billion, respectively. Cash provided by operations has been used to finance equipment purchases and, accordingly, had a positive impact on the level of borrowing required to support the Comdisco Group's investment in its lease portfolio. Comdisco Group expects this trend to continue, with cash flow from leasing and remarketing reinvested in the equipment portfolio.

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

Historical results and percentage relationships may not necessarily be indicative of operating results for any future periods. The financial statements of Comdisco Ventures include the balance sheets, statements of earnings, cash flow and division net worth of Comdisco's venture financing businesses.

The Comdisco Ventures financial statements and Comdisco Group financial statements comprise all of the accounts included in the consolidated financial statements of Comdisco. The separate business financial statements give effect to all allocation and related party transaction policies as adopted by the board of directors of Comdisco. The Comdisco Ventures financial statements have been prepared in a manner which management believes is reasonable and appropriate.


Overview
--------

Comdisco Ventures provides venture leases, venture debt and direct equity financing to venture capital-backed companies. Comdisco Ventures' relationships with established venture capital firms help it identify what it believes are the best-positioned companies in the most attractive high growth industries. Comdisco Ventures offers a broad range of innovative equity-linked financing products, which complement equity from venture capital firms and debt from venture-oriented banks and asset-based lenders. Comdisco Ventures is a division of Comdisco.


Net Earnings
------------

Net earnings for the three months ended June 30, 2000 were $32.4 million, as compared to $13.2 million for the three months ended June 30, 1999. Net earnings for the nine months ended June 30, 2000 were $106.8 million, as compared to $27.9 million in the year earlier period. The principal reasons for the increase in net earnings during the three and nine months ended June 30, 2000 compared to the year earlier periods are the significant increases in warrant sale proceeds and capital gains, increased interest income on notes, and increased earnings contributions from leasing.


Three Months Ended June 30, 2000
The third quarter of fiscal 2000 was a record third quarter for Comdisco Ventures, with record revenues from leasing and interest income on venture debt. Total revenue for the three months ended June 30, 2000 was $149.6 million compared to $59.6 million in the prior year quarter and $160.4 million in the quarter ended March 31, 2000.

Total leasing revenue of $50.8 million for the quarter ended June 30, 2000 represented an increase of 63% over $31.1 million recorded for the quarter ended June 30, 1999. Total leasing revenue was $46.9 million in the second quarter of fiscal 2000. Cost of equipment placed on lease was $115.2 million during the quarter ended June 30, 2000, compared to $59.1 million and $96.5 million during the quarters ended June 30, 1999 and March 31, 2000, respectively. These increases are the result of increases in both number of customers and average lease size.

Operating lease revenue minus operating lease cost was $11.4 million, or 22.5% (collectively, the "Operating Lease Margin"), and $7.8 million, or 25.1% of operating lease revenue, in the three months ended June 30, 2000 and 1999, respectively. The Operating Lease Margin was $10.9 million, or 24.2% in the quarter ended March 31, 2000. The decrease in the Operating Lease Margin in the current year period compared to the second quarter of fiscal 2000 is due to an increase in the quarterly lease volume. Generally, new leases written have lower margins in their initial quarter compared to future quarters.

Interest income on venture debt was $14.7 million in the quarter ended June 30, 2000 compared to $6.3 million and $12.0 million during the quarters ended June 30, 1999 and March 31, 2000, respectively. During the quarter ended June 30, 2000, Comdisco Ventures funded loans totaling $167.7 million, compared to $85.0 million and $157.8 million in the quarters ended June 30, 1999 and March 31, 2000, respectively.

Revenue from the sale of equity holdings (warrant sale proceeds and capital gains) for the quarter ended June 30, 2000 and 1999 were $80.3 million and $20.0 million, respectively. Revenue from the sale of equity holdings was $98.5 million in the quarter ended March 31, 2000. The increase in revenue from the sale of equity holdings in the current quarter compared to the prior year period is due to an increase in the number of companies in which Comdisco Ventures has equity holdings that have experienced liquidity events, which impacts the number of securities available-for-sale. Market valuations from an initial public offering can also significantly affect the revenue from the sale of equity investments. See Note 2 of Notes to Financial Statements for information on equity securities and revenue from the sale of equity securities. The company's general policy has been to sell its equity positions in an orderly manner as soon as reasonably possible after a liquidity event. This general policy allows Comdisco Ventures to generate cash for reinvestment in new transactions;
Comdisco Ventures believes it is preferable to make new advances to start-ups rather than hold the securities of public companies. In addition, Comdisco Ventures has benefited from a strong IPO market for venture capital-backed companies. There can be no assurance that the strong IPO market for venture capital-backed companies will continue in the near or long term.

During the quarter ended June 30, 2000, Comdisco Ventures funded equity financings totaling $40.1 million, compared to $12.0 million and $81.6 million in the quarters ended June 30, 1999 and March 31, 2000, respectively.

Total costs and expenses for the quarter ended June 30, 2000 were $95.7 million compared to $37.6 million in the prior year period. Total costs and expenses were $97.6 million in the quarter ended March 31, 2000. The increase in total costs and expenses in the current quarter compared to the prior year's quarter and the second quarter of fiscal 2000 is due to the increase in venture lease and venture debt activities, and higher selling, general and administrative expenses related to increased personnel costs and higher incentive compensation expenses.

Selling, general and administrative expenses totaled $21.5 million in the quarter ended June 30, 2000 compared to $5.7 million in the quarter ended June 30, 1999 and $23.5 million in the quarter ended March 31, 2000. The principal reason for the increase in the current year quarter compared to the year earlier period is an increase in incentive compensation expenses as a result of higher revenue from the sale of equity holdings.

Interest expense for the three months ended June 30, 2000 was $17.4 million compared to $6.6 million in the prior year period and $13.1 million in the quarter ended March 31, 2000. The increase in the current quarter compared to the prior year period and prior quarter is due to higher average daily inter-group borrowings resulting from the growth in Comdisco Ventures' business.

Bad debt expense for the three months ended June 30, 2000 totaled $16.0 million compared to $0.8 million in the quarter ended June 30, 1999 and $24.0 million in the quarter ended March 31, 2000. The increase in the current quarter compared to the prior year period reflects the increase in the reserve related to increased growth in venture lease, venture debt and direct equity financing volumes.

The effective income tax rate was 40% in the quarter ended June 30, 2000 compared to 40% and 41% in the quarters ended June 30, 1999 and March 31, 2000, respectively. The effective income tax rate approximates the statutory rate.


Nine Months Ended June 30, 2000
Total revenue was $451.3 million and $137.8 million for the nine months ended June 30, 2000 and 1999, respectively. Total leasing revenue of $135.7 million for the nine months ended June 30, 2000 represented an increase of 62% over $83.7 million recorded in the year earlier period. Cost of equipment placed on lease for the nine months ended June 30, 2000 and 1999 was $291 million and $147 million, respectively.

Operating lease revenue minus operating lease cost was $31.9 million, or 23.9% and $20.6 million, or 24.9% of operating lease revenue, in the nine months ended June 30, 2000 and 1999, respectively.

Interest income on venture debt was $38.5 million for the nine months ended June 30, 2000 as compared to $12.8 million for the year earlier period. During the nine months ended June 30, 2000 and 1999, Comdisco Ventures funded loans totaling $454.1 million and $225.0 million, respectively.

Revenue from the sale of equity holdings (warrant sale proceeds and capital gains) for the nine months June 30, 2000 and 1999 were $267.6 million and $37.0 million, respectively. During the nine months ended June 30, 2000, approximately eighty-four companies were acquired/merged or completed an initial public offering, compared to forty-three companies in the year earlier period. The company's general policy has been to sell its equity positions in an orderly manner as soon as reasonably possible after a liquidity event. This general policy allows Comdisco Ventures to generate cash for reinvestment in new transactions; Comdisco Ventures believes it is preferable to make new advances to start-ups rather than hold the securities of public companies. In addition, Comdisco Ventures has benefited from a strong IPO market for venture capital-backed companies. There can be no assurance that the strong IPO market for venture capital-backed companies will continue in the near or long term. During the nine months ended June 30, 2000 and 1999, Comdisco Ventures funded equity financings totaling $112.8 million and $20.3 million, respectively.

Total costs and expenses for the nine months ended June 30, 2000 were $273.7 million compared to $91.3 million in the prior year period. The increase in total costs and expenses reflects the growth in business activities.

Selling, general and administrative expenses totaled $63.4 million during the first nine months of fiscal 2000 compared to $8.8 million in the prior year period. The increase is due to higher incentive compensation costs, which totaled $52.1 million in the nine months ended June 30, 2000 compared to $4.8 million in the year earlier period.

Interest expense for the nine months ended June 30, 2000 was $41.3 million compared to $15.2 million in the prior year period. The increase is primarily due to higher inter-group borrowings.

Bad debt expense for the nine months ended June 30, 2000 totaled $61.8 million compared to $2.4 million for the prior year period. The increase reflects the growth in business volume.

The effective income tax rate was 40% during the nine months ended June 30, 2000 and 1999. The effective income tax rate approximates the statutory rate.


Liquidity and Capital Resources

Since inception, Comdisco Ventures' operating activities, including capital expenditures for equipment and venture debt originations, have been funded primarily by cash flow from operations and by inter-group loans from Comdisco. Total net cash provided by Comdisco was $321.9 million during the nine months ended June 30, 2000, compared to $244.9 million during the prior year period. The increase in fiscal 2000 is primarily due to increased business opportunities in venture leases, venture debt and direct equity financings.

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


Other Matters

Following the approval of the tracking stock proposal, the company granted options under the Comdisco Ventures Management Incentive Plan to senior management of Comdisco Ventures. The exercise price per share is less than the fair market value of Comdisco Ventures on the grant dates, as determined by an independent appraisal. As a result of these grants, there will be significant stock-based compensation expense in future periods. Stock based compensation expense, which is included in commission expense for the three and nine months ended June 30, 2000, totaled $2.0 million.

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

The company's actual revenues and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below. As a result of these and other factors, in some future quarter the company's operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of the company's common stock would likely be materially and adversely affected. Many of the factors that will determine results of operations are beyond the company's ability to control or predict.


OPERATING RESULTS ARE SUBJECT TO QUARTERLY FLUCTUATIONS

The company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including earnings contributions from Comdisco Ventures, remarketing activities and services, product announcements by manufacturers, economic conditions and variations in the financial mix of leases written, and continued losses from Prism. The financial mix of leases written is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors and finance companies. Comdisco Ventures earnings contributions are impacted by volatility in the public markets.

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

THE COMPANY'S PRISM SUBSIDIARY HAS AN AGGRESSIVE BUSINESS PLAN IN A NEW AND UNPROVEN INDUSTRY.

Prism has incurred operating losses since inception and the company expects that Prism's operating losses will continue to increase as it introduces and builds its network and adds service to other areas. In addition, Prism will require substantial additional capital to support its data network, to expand its services, to increase its sales and marketing efforts and to support the its growth. To the extent that revenues do not grow at anticipated rates or that increases in such operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the company is unable to adjust operating expense levels and/or capital expenditures of Prism accordingly, the company's business, results of operations and financial condition could be significantly affected. There can be no assurance that in the future Prism will be profitable on a quarterly or annual basis.

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

Furthermore, Prism's operating results are likely to fluctuate significantly in the future as a result of numerous factors, many of which are outside of its control. These factors include, but are not limited to:

o the timing andwillingness of traditional telephone companies to provide it with central office space and the prices, terms and conditions on which they make available the space to Prism;
o the amount and timing of capital expenditures and other costs relating to the expansion of its networks and the marketing of its services;
o delays in the commencement of operations in new regions and the generation of revenue because certain network elements have lead times that are controlled by traditional telephone companies and other third parties;
o the ability to develop and commercialize new services by Prism or its competitors; o the ability to deploy on a timely basis its services to adequately satisfy end-user demand; o the ability to successfully operate its networks; o the rate at which customers subscribe to its services; o decreases in the prices for its services due to competition, volume-based pricing and other factors; o the mix of line orders between consumer end-users, and business end-users(which typically have higher margins);
o the success of its relationship with Williams, Nortel and other potential strategic partners; o the development and operation of Prism's billing and collection systems and other operational systems and processes;
o the rendering of accurate and verifiable bills by Prism's traditional telephone suppliers and resolution of billing disputes;
o the incorporation of enhancements, upgrades and new software and hardware products into its network and operation processes that may cause unanticipated disruptions; and
o the interpretation and enforcement of regulatory developments and court rulings concerning the 1996 Telecommunications Act, interconnection agreements and the anti-trust laws.

Recently, Prism determined to focus its network expansion efforts in ten markets for the near term. Also, Comdisco has announced its intention to review strategic alternatives for its investment in Prism. The implementation of these decisions could significantly affect Prism's business, results of operations and financial condition and could also have an impact on Comdisco's results of operations and financial condition.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company's market risk during the three months ended June 30, 2000. For additional information, refer to page 33 of the company's Annual Report to Stockholders for the fiscal year ended September 30, 1999.


Part II  Other Information

Item 2. Changes in Securities and Use of Proceeds.

On May 4, 2000, the company filed its amended and restated charter to implement a tracking stock structure that was approved by the company's stockholders on April 20, 2000. As a result, two new series of stock were created: "Comdisco Stock" and "Comdisco Ventures Stock." Comdisco Venture Stock is intended to separately track the performance of the company's venture financing business, which the company refers to as "Comdisco Ventures" and Comdisco Stock separately tracks the performance of the remaining business of the company, which the company refers to as "Comdisco Group," and a retained interest in Comdisco Ventures. A description of the rights of the holders of Comdisco Stock and Comdisco Ventures Stock is included at pages 12 through 20 and pages 46 through 62 of the Company's Proxy Statement on Schedule 14A, dated March 20, 2000, as filed with the Commission on March 20, 2000, and is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.                         Description of Exhibit

            3.01       Amended and Restated  Certificate  of  Incorporation   of
                       Registrant filed with the Secretary of State of Delaware on May 4, 2000

                                Incorporated by reference to Exhibit 4.1 filed with the Company's Form 10-Q for the Quarterly Period ended March 31, 2000, as filed with the Commission May 14, 2000, File No. 1-7725.

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

Exhibit No.                         Description of Exhibit

            4.04 Amended and Restated Rights Agreement, dated as of May 4,2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes Designations, Preferences and Rights of Series C Junior Participating Preferred Stock and Series D Junior Participating Preferred Stock and the Form of Rights Certificates

                               Incorporated by reference to Exhibit 4.1 filed with the company's Current Report on Form 8-K dated May 4, 2000, as filed with the Commission June 14, 2000 File No. 1-7725.


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

            4.06       Indenture   Agreement  between   Registrant  and   Yasuda
                       Bank  and   Trust  Company (U.S.A.), as   Trustee,  dated
                       as of December 1, 1995

                              Incorporated by reference to Exhibit 4.1 filed with the company's Current Report on Form 8-K dated January 12, 1996, as filed with the Commission on January 17, 1996, File No. 1-7725, the copy of the Indenture dated as of December 1, 1995 between the Registrant and Yasuda Bank and Trust Company (U.S.A), as Trustee (said Indenture defines certain rights of security holders).

            4.07       Indenture  Agreement  between  Registrant  and  The  Fuji
                       Bank  and  Trust   Company,  as   Trustee,  dated  as  of
                       December 15, 1998

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

            4.08       Indenture Agreement between Registrant and SunTrust Bank,
                       as Trustee, dated as of   September 15, 1999

                                Incorporated by reference to Exhibit 4.1 filed with the company's Form 8-K dated February 29, 2000, the copy of the Indenture dated as of September 15, 1999 between the Registrant and SunTrust Bank, as Trustee (said Indenture defines certain rights of security holders).

            4.09 Description of the Rights of Holders of Comdisco Stock and Comdisco Ventures Stock.

                                Incorporated by reference to pages 12 through 20 and pages 46 through 62 of the Company's Proxy Statement on Schedule 14A, dated March 20, 2000, as filed with the Commission March 20, 2000, File No. 1-7725.


           11.00       Computation of Earnings Per Share

           12.00       Ratio of Earnings to Fixed Charges

           27.00       Financial Data Schedule

b)  Reports on Form 8-K:

                 On June 13, 2000, the company filed a current report on Form 8-K, dated May 4, 2000 reporting Item 5. Other Events and Item
                 7. Financial Statements, Pro Forma Financial Information and Exhibits. The filing contained exhibits relating to the company's amended and restated rights agreement.

                 On July 27, 2000, the company filed a current report on Form 8-K, dated July 26, 2000 reporting Item 5. Other Events. The filing contained exhibits relating to the company's earnings for the three and nine months ended June 30, 2000 and 1999.

                 On August 10, 2000, the company filed a current report on Form 8-K, dated August 3, 2000, reporting Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. The filing contained exhibits relating to the company's 9.5% Senior Notes Due August 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMDISCO, INC.

                                         Registrant

Date:  August 14, 2000                 /s/ John J. Vosicky
                                       -------------------
                                       John J. Vosicky
                                       Executive Vice President
                                       and Chief Financial Officer