Form 10-Q/A
period 2000-06-30
COMDISCO INC
filed 2000-10-13
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q/A
                                 AMENDMENT NO. 1
                       -----------------------------------


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


                               Name of each                     Number of shares
 Title of                      exchange on                     outstanding as of
 each class                    which registered                    June 30, 2000
--------------                 ----------------                -----------------

Comdisco group stock,          New York Stock Exchange              152,178,205
$.10 par value                 Chicago Stock Exchange

Comdisco Ventures group stock,               N/A                               -
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

The consolidated financial statements of Comdisco Inc. include the accounts and operating results of the corresponding Comdisco group and Comdisco Ventures group financial statements. Holders of Comdisco group stock and holders of Comdisco Ventures group stock are stockholders of Comdisco, Inc. and are subject to all risks associated with an investment in Comdisco, Inc.

         Consolidated Statements of Earnings and Retained Earnings (Unaudited) --
          Three and Nine Months Ended June 30, 2000 and 1999............................................4

         Consolidated Balance Sheets --
          June 30, 2000 (Unaudited) and September 30, 1999..............................................5

         Consolidated Statements of Cash Flows (Unaudited) --
          Nine Months Ended June 30, 2000 and 1999......................................................6

         Notes to Consolidated Financial Statements (Unaudited).........................................8


Comdisco Ventures Group

The financial statements of Comdisco Ventures group comprise the combined financial position, results of operations and cash flows of Comdisco Inc.'s venture financing business. Accordingly, the Comdisco Ventures group financials are supplemental financial statements and should be read in conjunction with the Comdisco, Inc. consolidated and consolidating financial statements.

         Statements of Earnings and Division Net Worth (Unaudited) --
          Three and Nine Months Ended June 30, 2000 and 1999...........................................24

         Balance Sheets --
          June 30, 2000 (Unaudited) and September 30, 1999.............................................25

         Statements of Cash Flows (Unaudited) --
          Nine Months Ended June 30, 2000 and 1999.....................................................26

         Notes to Financial Statements (Unaudited).....................................................28


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
         Comdisco, Inc. ...............................................................................32
         Comdisco Ventures Group.......................................................................40
         Risk Factors..................................................................................46

Item 3. Quantitative and Qualitative Disclosures about Market Risk.....................................51


PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds......................................................51

Item 6. Exhibits and Reports on Form 8-K...............................................................52

SIGNATURES.............................................................................................56


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

On May 4, 2000, the company filed its amended and restated charter to implement a tracking stock structure that was approved by the company's stockholders on April 20, 2000. As a result, two new series of stock were created: "Comdisco group stock" and "Comdisco Ventures group stock." Comdisco Ventures group stock is intended to separately track the performance of the company's venture financing business, which the company refers to as "Comdisco Ventures group" and Comdisco group stock separately tracks the performance of the remaining business of the company, which the company refers to as "Comdisco group," and the shares of Comdisco Ventures group stock reserved for issuance for the benefit of Comdisco group or to the holders of Comdisco group stock.

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

At June 30, 2000 and September 30, 1999, Comdisco Ventures group had venture debt of approximately $631 million and $343 million, respectively. As part of a venture debt transaction, the company usually receives warrants to purchase an equity interest in the borrower at a negotiated exercise price, based generally on the borrower's most recent venture capital transaction. The amount of the warrants received and the exercise price varies based upon borrower-specific valuation factors. Loans provide current income from interest and fees.

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
                                                        ====       ====

4.       Equity Securities

The company provides financing to privately held companies, in networking, communications, software, Internet-based and other industries through the purchase of equity securities. Substantially all of these investments are made by Comdisco Ventures group. For equity investments, which are non-quoted investments, the company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The company identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired. During fiscal year 2000, certain of these investments in privately held companies became available-for-sale securities when the issuers completed initial public offerings.

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

                                                                                 Comdisco
Three months ended                                                               Ventures
June 30, 2000                         Leasing       Services        Prism         group         Total
------------------                  ----------    -----------    ----------    -----------    ----------
Revenues........................   $       629    $       173   $       1   $        150   $      953
Segment profit (loss)...........            24             12         (64)            54           26
Capital expenditures............           448             22          54            269          793
Depreciation and amortization...           350             56          13             40          459

                                                                                 Comdisco
Three months ended                                                               Ventures
June 30,1999                          Leasing       Services        Prism         group          Total
------------------                  ----------    -----------    ----------    -----------    ----------
Revenues........................   $     1,109   $        133   $       -   $         60   $     1,302
Segment profit (loss)...........            24             21         (11)            22            56
Capital expenditures............           555             61          20            156           792
Depreciation and amortization...           382             26           2             23           433


                                                                                 Comdisco
Nine months ended                                                                Ventures
June 30, 2000                         Leasing       Services        Prism         group          Total
------------------                  ----------    -----------    ----------    -----------    ----------
Revenues.........................  $     1,913   $        476   $       3   $        451   $     2,843
Segment profit (loss)............           60             52        (133)           178           157
Capital expenditures.............        1,725            197         221            849         2,992
Depreciation and amortization....        1,139             90          22            102         1,353


                                                                                 Comdisco
Nine months ended                                                                Ventures
June 30, 1999                         Leasing       Services        Prism         group          Total
------------------                  ----------    -----------    ----------    -----------    ----------
Revenues.........................  $     2,661   $        376   $       -    $       138   $     3,175
Segment profit (loss)............          (33)            29         (14)            46            28
Capital expenditures.............        1,980            103          65            392         2,540
Depreciation and amortization....        1,455             46           2             62         1,565


The following table presents total assets for each of the company's reportable segments (in millions):

                                    June   September
                                     30,       30,
                                    2000      1999
                                   -----     -----
Leasing.....................   $   5,857   $ 6,332
Services....................         644       479
Prism.......................         359       124
Comdisco Ventures group.....       1,691       872
                                   -----     -----
Total.......................   $   8,551   $ 7,807
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
                          ======     =====


10.      Comdisco, Inc. Consolidating Financial Information

The following schedules present consolidating financial information of Comdisco, Inc. The financial information reflects the businesses of Comdisco group and Comdisco Ventures group, including the allocation of expenses between Comdisco group and Comdisco Ventures group in accordance with our allocation policies. We have presented this information to illustrate the respective financial results of Comdisco group and Comdisco Ventures group, including the impact of inter-group allocated expenses, and how the financial results of those groups relate to the consolidated financial results of Comdisco, Inc. This information, which has been prepared in accordance with generally accepted accounting principles, should be read together with the consolidated financial statements of Comdisco, Inc. beginning on page 4 and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Comdisco, Inc." beginning on page 31 and the financial statements of Comdisco Ventures group beginning on page 23 and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Comdisco Ventures Group" beginning on page 39.

The consolidating statements of earnings of Comdisco, Inc. for the three and nine months ended June, 2000 and 1999 and the consolidating balance sheets at June 30, 2000 have been derived from our unaudited financial statements. These financial statements of Comdisco, Inc. begin on page 4. The statements of earnings of Comdisco Ventures group for the three and nine months ended June 30, 2000 and 1999 and the balance sheet at June 30, 2000 have been derived from Comdisco Ventures group's unaudited financial statements. These financial statements of Comdisco Ventures group begin on page 23. The consolidating balance sheets as of September 30, 1999 have been derived from our audited financial statements.

In the accompanying consolidating statements of earnings, earnings per share for Comdisco group and for Comdisco Ventures group are not presented because neither group has been a "stand-alone entity" and, as a result, the presentation of earnings per share is not applicable. If Comdisco, Inc. issues a separate series of common stock, it will present in its consolidating financial statements the earnings per share for each outstanding series of its common stock.

COMDISCO, INC.
CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)
(in millions, except per share data)



                           Three months ended June 30,    Three months ended June 30,
                                       2000                           1999
                          ------------------------------ ------------------------------
                          Consolidated          Comdisco Consolidated          Comdisco
                           Comdisco,   Comdisco Ventures  Comdisco,   Comdisco Ventures
                              Inc.      group    group       Inc.      group    group
                          ------------ -------- -------- ------------ -------- --------
REVENUE
Leasing:
 Operating..............     $ 414      $ 363     $ 51      $  443     $  412    $ 31
 Direct financing.......        44         44       --          40         40      --
 Sales-type.............        75         75       --          91         91      --
                             -----      -----     ----      ------     ------    ----
  Total leasing.........       533        482       51         574        543      31
                             -----      -----     ----      ------     ------    ----
Sales...................       142        139        3         565        563       2
Technology services.....       173        173       --         133        133      --
Other...................       105          9       96          30          3      27
                             -----      -----     ----      ------     ------    ----
  Total revenue.........       953        803      150       1,302      1,242      60
                             -----      -----     ----      ------     ------    ----
COSTS AND EXPENSES
Leasing:
 Operating..............       332        293       39         358        335      23
 Sales-type.............        50         50       --          53         53      --
                             -----      -----     ----      ------     ------    ----
  Total leasing.........       382        343       39         411        388      23
Sales...................       115        113        2         553        552       1
Technology services.....       161        161       --         112        112      --
Selling, general and
 administrative.........       116         78       38          77         70       7
Interest................        88         71       17          82         75       7
Prism Communication
 Services...............        65         65       --          11         11      --
                             -----      -----     ----      ------     ------    ----
  Total costs and
   expenses.............       927        831       96       1,246      1,208      38
                             -----      -----     ----      ------     ------    ----
Earnings (loss) before
 income taxes...........        26        (28)      54          56         34      22
Income taxes (benefit)..         9        (13)      22          20         11       9
                             -----      -----     ----      ------     ------    ----
Net earnings (loss).....     $  17      $ (15)    $ 32      $   36     $   23    $ 13
                             =====      =====     ====      ======     ======    ====
Net earnings per common
 share:
 Basic..................     $0.11                          $ 0.23
                             =====                          ======
 Diluted................     $0.10                          $ 0.22
                             =====                          ======





COMDISCO, INC.
CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)
(in millions, except per share data)



                            Nine months ended June 30,     Nine months ended June 30,
                                       2000                           1999
                          ------------------------------ ------------------------------
                          Consolidated          Comdisco Consolidated          Comdisco
                           Comdisco,   Comdisco Ventures  Comdisco,   Comdisco Ventures
                              Inc.      group    group       Inc.      group    group
                          ------------ -------- -------- ------------ -------- --------

REVENUE
Leasing:
 Operating..............     $1,288     $1,154    $134      $1,481     $1,397    $84
 Direct financing.......        130        130      --         120        120     --
 Sales-type.............        281        279       2         442        442     --
                             ------     ------    ----      ------     ------    ---
  Total leasing.........      1,699      1,563     136       2,043      1,959     84
                             ------     ------    ----      ------     ------    ---
Sales...................        308        300       8         690        686      4
Technology services.....        476        476      --         376        376     --
Other...................        360         53     307          66         16     50
                             ------     ------    ----      ------     ------    ---
  Total revenue.........      2,843      2,392     451       3,175      3,037    138
                             ------     ------    ----      ------     ------    ---
COSTS AND EXPENSES
Leasing:
 Operating..............      1,039        937     102       1,195      1,133     62
 Sales-type.............        211        210       1         337        337     --
                             ------     ------    ----      ------     ------    ---
  Total leasing.........      1,250      1,147     103       1,532      1,470     62
Sales...................        243        239       4         662        660      2
Technology services.....        424        424      --         317        317     --
Selling, general and
 administrative.........        375        250     125         219        206     13
Interest................        259        218      41         253        238     15
Prism Communication
 Services...............        135        135      --          14         14     --
Other...................         --         --      --         150        150     --
                             ------     ------    ----      ------     ------    ---
  Total costs and
   expenses.............      2,686      2,413     273       3,147      3,055     92
                             ------     ------    ----      ------     ------    ---
Earnings (loss) before
 income taxes...........        157        (21)    178          28        (18)    46
Income taxes (benefit)..         56        (15)     71          10         (8)    18
                             ------     ------    ----      ------     ------    ---
Net earnings (loss).....     $  101     $   (6)   $107      $   18     $  (10)   $28
                             ======     ======    ====      ======     ======    ===
Net earnings per common
 share:
 Basic..................     $ 0.66                         $ 0.12
                             ------                         ------
 Diluted................     $ 0.62                         $ 0.11
                             ======                         ======





 COMDISCO, INC.
 CONSOLIDATING BALANCE SHEETS
 (in millions, except number of shares and per share data)



                                              June 30, 2000
                          -----------------------------------------------------
                                               (unaudited)
                          Consolidated                               Comdisco
                           Comdisco,   Reclassification   Comdisco   Ventures
                              Inc.     & Eliminations      group       group
                          ------------ ----------------   -------- ------------

ASSETS
Cash and cash
 equivalents............    $   259     $      --         $   225   $   34
Cash--legally
 restricted.............         40            --              40       --
Receivables, net........      1,052            --             410      642
Inter-group receivable..         --        (1,033)          1,033       --
Inventory of equipment..        130            --             127        3
Leased assets:
  Direct financing and
   sales-type...........      2,174            --           2,169        5
  Operating (net of
   accumulated
   depreciation)........      3,329            --           2,871      458
                            -------        ------          ------   ------
  Net leased assets.....      5,503        (1,033)          5,040      463
Property, plant and
 equipment, net.........        463            --             462        1
Equity securities.......        606            --              83      523
Other assets............        498            --             473       25
                            -------        ------          ------   ------
                            $ 8,551     $  (1,033)         $7,893   $1,691
                            =======        ======          ======   ======
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Notes payable...........    $ 1,502     $     --           $1,502   $   --
Term notes payable......        641           --              641       --
Senior debt.............      3,384           --            3,384       --
Inter-group payable.....         --       (1,033)              --    1,033
Accounts payable........        155           --              153        2
Income taxes............        448           --              288      160
Other liabilities.......        651           --              594       57
Discounted lease
 rentals................        526           --              526       --
                            -------       ------           ------   ------
                              7,307       (1,033)           7,088    1,252
                            -------       ------           ------   ------
Stockholders' equity:
 Preferred stock $.10
  par value
  Authorized 100,000,000
   shares...............         --           --               --       --
 Comdisco group stock,
  $.10 par value
 Authorized 750,000,000
  shares; issued
  224,906,304 shares....         22           --               22       --
 Additional paid-in
  capital...............        375           --              375       --
 Accumulated other
  comprehensive income
  (loss)................        162           --              (56)     218
 Retained earnings......      1,223           --            1,002      221
                            -------       ------           ------   ------
                              1,782           --            1,343      439
 Common stock held in
  treasury, at cost.....       (538)          --             (538)      --
                            -------       ------           ------   ------
 Total stockholders'
  equity................      1,244           --              805      439
                            -------       ------           ------   ------
                            $ 8,551     $ (1,033)          $7,893   $1,691
                            =======       ======           ======   ======





                                              September 30, 1999
                          -----------------------------------------------------
                                                  (audited)
                          Consolidated                               Comdisco
                           Comdisco,   Reclassification   Comdisco   Ventures
                              Inc.     & Eliminations      group       group
                          ------------ ----------------   -------- ------------

ASSETS
Cash and cash
 equivalents............    $   361     $      --         $   361   $   --
Cash--legally
 restricted.............         46            --              46       --
Receivables, net........        722            --             355      367
Inter-group receivable..         --          (559)            559       --
Inventory of equipment..        115            --             113        2
Leased assets:
  Direct financing and
   sales-type...........      2,107            --           2,102        5
  Operating (net of
   accumulated
   depreciation)........      3,516            --           3,233      283
                            -------        ------          ------   ------
  Net leased assets.....      5,623          (559)          5,335      288
Property, plant and
 equipment, net.........        229            --             228        1
Equity securities.......        252            --              55      197
Other assets............        459            --             442       17
                            -------        ------          ------   ------
                            $ 7,807     $    (559)         $7,494   $  872
                            =======        ======          ======   ======
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Notes payable...........    $   820     $     --           $  820   $   --
Term notes payable......        550           --              550       --
Senior debt.............      3,686           --            3,686       --
Inter-group payable.....         --         (559)              --      559
Accounts payable........        263           --              262        1
Income taxes............        382           --              310       72
Other liabilities.......        531           --              491       40
Discounted lease
 rentals................        515           --              515       --
                            -------       ------           ------   ------
                              6,747         (559)           6,634      672
                            -------       ------           ------   ------
Stockholders' equity:
 Preferred stock $.10
  par value
  Authorized 100,000,000
   shares...............         --           --               --       --
 Comdisco group stock,
  $.10 par value
 Authorized 750,000,000
  shares; issued
  223,464,344 shares....         22           --               22       --
 Additional paid-in
  capital...............        302           --              302       --
 Accumulated other
  comprehensive income
  (loss)................         58           --              (28)      86
 Retained earnings......      1,134           --            1,020      114
                            -------       ------           ------   ------
                              1,516           --            1,316      200
 Common stock held in
  treasury, at cost.....       (456)          --             (456)      --
                            -------       ------           ------   ------
 Total stockholders'
  equity................      1,060           --              860      200
                            -------       ------           ------   ------
                            $ 7,807     $   (559)          $7,494   $  872
                            =======       ======           ======   ======




 COMDISCO, INC.
 CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
 (in millions)



                           Nine months ended June 30,      Nine months ended June 30,
                                      2000                            1999
                         ------------------------------- ------------------------------
                         Consolidated           Comdisco Consolidated          Comdisco
                          Comdisco,   Comdisco  Ventures  Comdisco,   Comdisco Ventures
                             Inc.      group     group       Inc.      group    group
                         ------------ --------  -------- ------------ -------- --------

INCREASE (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS:
Cash flows from
 operating activities:
 Operating lease and
  other leasing
  receipts.............    $ 1,436    $ 1,296    $ 140     $ 1,527     $1,450   $  77
 Direct financing and
  sales-type receipts..        820        818        2         722        722      --
 Leasing costs,
  primarily rentals
  paid.................         (9)        (9)      --         (14)       (14)     --
 Sales.................        408        401        7         447        442       5
 Sales costs...........       (106)      (106)      --        (110)      (110)     --
 Technology services
  receipts.............        445        445       --         357        357      --
 Technology services
  costs................       (353)      (353)      --        (271)      (271)     --
 Note receivable
  receipts.............        194          3      191          35         --      35
 Other expense.........         --         --       --         (16)       (16)     --
 Warrant proceeds......        304         41      263          36         --      36
 Selling, general and
  administrative
  expenses.............       (299)      (257)     (42)       (220)      (214)     (6)
 Loss on Prism
  Communication
  Services.............       (100)      (100)      --         (27)       (27)     --
 Interest..............       (231)      (231)      --        (254)      (254)     --
 Income taxes..........        (33)       (33)      --          (1)        (1)     --
                           -------    -------    -----     -------     ------   -----
  Net cash provided by
   operating
   activities..........      2,476      1,915      561       2,211      2,064     147
                           -------    -------    -----     -------     ------   -----
Cash flows from
 investing activities:
 Equipment purchased
  for leasing..........     (1,949)    (1,667)    (282)     (2,127)    (1,980)   (147)
 Investment in
  continuity and
  network service
  facilities...........       (197)      (197)      --        (103)      (103)     --
 Notes receivable......       (459)        (5)    (454)       (225)        --    (225)
 Equity investments....       (145)       (32)    (113)        (20)        --     (20)
 Acquisition of and
  investment in Prism
  Communication
  Services.............       (221)      (221)      --         (65)       (65)     --
 Other investing
  activities...........        (21)       (21)      --          --         --      --
                           -------    -------    -----     -------     ------   -----
  Net cash used in
   investing
   activities..........     (2,992)    (2,143)    (849)     (2,540)    (2,148)   (392)
                           -------    -------    -----     -------     ------   -----





Cash flows from
 financing activities:
 Discounted lease
  proceeds.............        257        257       --         274        274      --
 Net increase
  (decrease) in notes
  payable..............        682        682       --        (114)      (114)     --
 Issuance of term notes
  and senior notes.....        344        344       --       1,145      1,145      --
 Maturities of term
  notes and senior
  notes................       (555)      (555)                (644)      (644)
 Principal payments on
  secured debt.........       (246)      (246)      --        (258)      (258)     --
 Common stock purchased
  and placed in
  treasury.............        (91)       (91)      --         (58)       (58)     --
 Dividends paid on
  common stock.........        (11)       (11)      --         (11)       (11)     --
 Issuance of Prism
  Communication
  Services common
  stock................         11         11       --          --         --      --
 Decrease (increase) in
  legally restricted
  cash.................          6          6       --         (57)       (57)     --
 Net increase
  (decrease) in inter-
  group transactions...         --       (322)     322          --       (245)    245
 Other.................         17         17       --          28         28      --
                           -------    -------    -----     -------     ------   -----
  Net cash provided by
   financing
   activities..........        414         92      322         305         60     245
                           -------    -------    -----     -------     ------   -----
Net increase (decrease)
 in cash and cash
 equivalents...........       (102)      (136)      34         (24)       (24)     --
Cash and cash
 equivalents at
 beginning of period...        361        361       --          63         63      --
                           -------    -------    -----     -------     ------   -----
Cash and cash
 equivalents at end of
 period................    $   259    $   225    $  34     $    39     $   39   $  --
                           =======    =======    =====     =======     ======   =====






 CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)--CONTINUED
 (in millions)



                            Nine months ended June 30,     Nine months ended June 30,
                                       2000                           1999
                          ------------------------------ ------------------------------
                          Consolidated          Comdisco Consolidated          Comdisco
                           Comdisco,   Comdisco Ventures  Comdisco,   Comdisco Ventures
                              Inc.      group    group       Inc.      group    group
                          ------------ -------- -------- ------------ -------- --------

RECONCILIATION OF NET
 EARNINGS (LOSS) TO NET
 CASH PROVIDED BY
 OPERATING ACTIVITIES:
Net earnings (loss).....     $  101     $   (6)   $107      $   18     $  (10)   $ 28
Adjustments to reconcile
 net earnings (loss) to
 net cash provided by
 operating activities:
  Leasing costs,
   primarily
   depreciation and
   amortization.........      1,241      1,139     102       1,517      1,455      62
  Leasing revenue,
   primarily principal
   portion of direct
   financing and sales-
   type lease rentals...        690        690      --         195        195      --
  Cost of sales.........        137        133       4         584        581       3
  Sales revenue.........         --         --      --        (306)      (306)     --
  Principal portion of
   notes receivable.....        153         --     153          22         --      22
  Technology service
   costs, primarily
   depreciation and
   amortization.........         90         90      --          46         46      --
  Prism depreciation....         22         22      --           2          2      --
  Selling, general and
   administrative
   expenses.............         76         (7)     83          (1)        (7)      6
  Interest..............         27        (14)     41          --        (15)     15
  Income taxes..........         23        (48)     71           9        (10)     19
  Other expense.........         --         --      --         150        150      --
  Other--net............        (84)       (84)     --        (25)       (17)     (8)
                             ------     ------    ----      ------     ------    ----
  Net cash provided by
   operating
   activities...........     $2,476     $1,915    $561      $2,211     $2,064    $147
                             ======     ======    ====      ======     ======    ====


Comdisco Ventures Group
STATEMENTS OF EARNINGS AND DIVISION NET WORTH
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


Explanatory Note: Earnings per share is not presented because Comdisco Ventures group is a division of Comdisco and not a "stand-alone entity" and, as a result, the presentation of earnings per share is not applicable. If Comdisco issues a separate series of common stock, it will present in its financial statements the earnings per share for all outstanding series of its common stock.

Comdisco Ventures Group
BALANCE SHEETS
(in thousands)

                                                         June 30,  September 30,
                                                            2000         1999
                                                        ------------  ----------
                                                        (unaudited)    (audited)
ASSETS

Cash ................................................  $    34,049   $     --
Equity securities ...................................      523,094      197,335
Receivables, net ....................................      642,231      367,339
Inventory ...........................................        3,137        1,762
Leased assets:
  Direct financing and sales-type ...................        4,658        5,106
  Operating (net of accumulated depreciation) .......      458,635      283,241
                                                         ----------   ----------
    Net leased assets ...............................      463,293      288,347
Other assets ........................................       25,569       17,069
                                                         ----------   ----------
                                                       $ 1,691,373   $  871,852
                                                        ==========   ==========

LIABILITIES AND DIVISION NET WORTH

Inter-group payable .................................  $ 1,033,040   $  559,575
Accounts payable ....................................        1,587          329
Income taxes ........................................      160,244       72,265
Other liabilities ...................................       57,412       40,034
                                                         ----------   ----------
                                                         1,252,283      672,203
                                                         ----------   ----------

Accumulated other comprehensive income ..............      218,403       85,745
Accumulated net earnings ............................      220,687      113,904
                                                         ----------   ----------
  Total division net worth ...........................     439,090      199,649
                                                         ----------   ----------
                                                       $ 1,691,373   $  871,852
                                                         ==========   ==========

See accompanying notes to financial statements.

Comdisco Ventures Group
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)
For the Nine Months Ended June 30, 2000 and 1999

                                                      2000         1999
                                                   ---------    ---------
Cash flows from operating activities:
   Operating lease and other leasing receipts ..   $ 142,239    $  76,541
   Leasing costs, primarily rentals paid .......        (405)        (137)
   Sales .......................................       7,482        4,455
   Warrant proceeds ............................     261,666       36,454
   Promissory note receipts ....................     190,980       35,117
   Selling, general and administrative expenses      (42,192)      (5,466)
   Other .......................................       1,820           --
                                                   ---------    ---------
     Net cash provided by operating activities .     561,590      146,964
                                                   ---------    ---------
Cash flows from investing activities:
   Equipment purchased for leasing .............    (282,488)    (146,355)
   Purchase of property and equipment ..........          --         (115)
   Equity investments ..........................    (112,276)     (20,326)
   Issuance of promissory notes ................    (454,144)    (225,026)
                                                   ---------    ---------
     Net cash used in investing activities .....    (848,908)    (391,822)
                                                   ---------    ---------
Cash flows from financing activities:
   Net change in inter-group payable ...........     321,367      244,858
                                                   ---------    ---------
     Net cash provided by financing activities .     321,367      244,858
                                                   ---------    ---------

Net increase in cash and cash equivalents ......      34,049           --
Cash and cash equivalents at beginning of period          --           --
                                                   ---------    ---------
Cash and cash equivalents at end of period .....   $  34,049    $      --
                                                   =========    =========

Comdisco Ventures Group
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


Comdisco Ventures Group
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2000 and 1999


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

On May 4, 2000, the company filed its amended and restated charter to implement a tracking stock structure that was approved by the company's stockholders on April 20, 2000. As a result, two new series of stock were created: "Comdisco group stock" and "Comdisco Ventures group stock." Comdisco Ventures group stock is intended to separately track the performance of the company's venture financing business, which the company refers to as "Comdisco Ventures group" and Comdisco group stock separately tracks the performance of the remaining business of the company, which the company refers to as "Comdisco group," and the shares of Comdisco Ventures group stock reserved for issuance for the benefit of Comdisco group or to the holders of Comdisco group stock.

The company has allocated, for financial reporting purposes, all of its consolidated assets, liabilities, revenue, expenses and cash flow between Comdisco group and Comdisco Ventures group. Notwithstanding these financial reporting allocations, holders of Comdisco Ventures group stock and holders of Comdisco group stock are stockholders of the company and are subject to all of the risks associated with an investment in the company and all of its businesses, assets and liabilities. These allocations do not affect title to the assets or responsibility for the liabilities of the company or any of its subsidiaries. The results of operations or financial condition of one group could affect the results of operations or financial condition of the other group. Accordingly, the financial statements of each group should be read in conjunction with company's consolidated financial statements included herein and with the notes to the consolidated and group financial statements included herein and in conjunction with the company's consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended September 30, 1999.

Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.



2.       Equity Securities

Comdisco Ventures group provides financing to privately held companies, in networking, communications, software, Internet-based and other industries by purchasing equity securities. For equity investments, which are non-quoted investments, Comdisco Ventures group's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. Comdisco Ventures group identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired.

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
                                   ========   ========


Realized gains or losses ("capital gains") are recorded upon disposition of equity securities based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated comprehensive income. Comdisco Ventures group records the proceeds received from the sale or disposition of warrants
("warrant sale proceeds") received in conjunction with its lease or other financings as income when sold. Revenue from the sale of equity investments (warrant sale proceeds and capital gains) for the three and nine months ended June 30, 2000 and 1999 were as follows (in thousands):

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

Comdisco formed Hybrid Venture Partners, LP ("Hybrid Fund"), in October 1999 to originate venture debt and direct equity financing products for the benefit of Comdisco Ventures group. Comdisco committed $250 million as the sole limited partner to Hybrid Fund, all of which has been invested in, or committed to,

Comdisco Ventures group customers. The Hybrid Fund has been closed and it will not seek additional capital commitments.


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
                                =========    =========


Notes receivable ("venture debt") consist of loans to privately held companies in networking, communications, software, Internet-based and other industries. Comdisco Ventures group's venture debt is generally structured as loans secured by equipment and other assets or subordinated loans.

At June 30, 2000 and September 30, 1999, Comdisco Ventures group had venture debt of approximately $631.4 million and $343.1 million, respectively. As part of a venture debt transaction, Comdisco Ventures group receives warrants to purchase an equity interest in the borrower at a negotiated exercise price, generally based on the borrower's most recent venture capital transaction. The amount of the warrants received and the exercise price varies based upon borrower-specific valuation factors. Loans provide current income from interest and fees.

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
                                                             ========

Comdisco, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview
--------

The industry in which the company operates has become service oriented, with the business driven by service capabilities. Accordingly, Comdisco has aligned into four primary business lines: (1) technology services; (2) global leasing (referred to as "Leasing") in areas such as electronics, communications, medical, laboratory and scientific equipment and other high technology equipment (including information technology equipment); (3) Prism Communication Services, Inc. (referred to as "Prism"), the company's subsidiary which provides high-speed data connectivity, local and long-distance voice, video, Internet and secure business applications such as automatic data storage and recovery along with other teleworking and business-critical solutions , (services, Leasing and Prism are collectively referred to as "Comdisco group"); and (4) Comdisco Ventures group, our venture financing business.

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

On May 4, 2000, the company filed its amended and restated charter to implement a tracking stock structure that was approved by the company's stockholders on April 20, 2000. As a result, two new series of stock were created: "Comdisco group stock" and "Comdisco Ventures group stock." Comdisco Ventures group stock is intended to separately track the performance of the company's venture financing business, which the company refers to as "Comdisco Ventures group" and Comdisco group stock separately tracks the performance of the remaining business of the company, which the company refers to as "Comdisco group," and the shares of Comdisco Ventures group stock reserved for issuance for the benefit of Comdisco group or to the holders of Comdisco group stock.



Three and nine months ended June 30, 2000 compared to three and nine months ended June 30, 1999

Net Earnings

Net earnings for the three months ended June 30, 2000 were $17 million, or $.10 per diluted common share, as compared to net earnings of $36 million, or $.22 per share, for the three months ended June 30, 1999. Net earnings for the nine months ended June 30, 2000 were $101 million, or $.62 per diluted share, as compared to net earnings of $18 million, or $.11 per share, in the year earlier period. Net earnings for the nine months ended June 30, 1999 were reduced by $150 million of pre-tax charges recorded in March, 1999, related to the divestiture of low-margin businesses and in the realignment of Comdisco, Inc.'s service businesses. See "Business" below for a discussion of this pre- tax charge.

Excluding the Prism losses, Comdisco had net earnings of $58 million, or $.36 per share, compared to $43 million, or $.26 per share, for the three months ended June 30, 2000 and 1999, respectively. The increase for three and nine months ended June 30, 2000 compared to the year earlier period is primarily due to increased earnings by Comdisco Ventures group, offset by lower earnings contributions from Comdisco group, primarily from leasing activities. Excluding the charges in fiscal 1999 and the Prism losses in both fiscal 2000 and 1999, Comdisco had net earnings of $186 million, or $1.14 per share, compared to $123 million, or $.76 per share, for the nine months ended June 30, 2000 and 1999, respectively.

Business

Comdisco group:

Services: Comdisco's technology services business attained record revenues for the three and nine months ended June 30, 2000; however, higher costs, primarily associated with higher personnel costs and continued investment in new service development, negatively impacted margins on Comdisco's technology services business. Technology services had pretax earnings of $12 million in the quarter ended June 30, 2000, compared to $21 million in the quarter ended June 30, 1999 and $18 million in the quarter ended March 31, 2000. The third quarter of fiscal 2000 was the third consecutive quarter of declining earnings contributions from services. Network services had pretax losses for the three and nine months ended June 30, 2000 of $9 million and $14 million, respectively. Comdisco expects network services to incur losses in the fourth quarter of fiscal 2000. Web services, a new service offered by Comdisco, incurred losses of $3 million in the quarter ended June 30, 2000. Revenue from continuity contracts, which is recognized monthly during the noncancelable continuity contract and is therefore typically recurring and predictable, was approximately $89 million, $82 million and $92 million during the three months ended June 30, 2000 and 1999, and March 31, 2000, respectively, representing approximately 52%, 62% and 59% of technology services revenue. Included in the $150 million pre-tax charge, as discussed below, is $30 million associated with the relocation of some of its continuity services facilities worldwide.

Leasing: Leasing had pretax earnings of $24 million and $60 million in the three and nine months ended June 30, 2000, compared to $24 million and $87 million in the three and nine months ended June 30, 1999, respectively. The pretax earnings recorded in the nine months ended June 30, 1999, $87 million, excludes $120 million in pre-tax charges recorded in the second quarter of fiscal 1999 related to Comdisco's divestiture of low-margin businesses. The decrease in pretax earnings contribution from leasing is due to a number of factors, including, but not limited to, the Sale, a change in the mix of leases written, with a higher percentage of new leases written as direct financing leases and higher costs, primarily personnel costs, associated with our operations. Cost of equipment placed on lease was $556 million during the quarter ended June 30, 2000. This compares to cost of equipment placed on lease of $657 million and $528 million during the quarters ended June 30, 1999 and March 31, 2000, respectively. During the nine months ended June 30, 2000 and 1999, cost of equipment placed on lease totaled $1.9 billion and $2.1 billion, respectively. Comdisco's residual leasing business in the areas of electronics, communications, medical, laboratory and scientific had worldwide cost of equipment placed on lease of $218 million and $655 million in the three and nine months ended June 30, 2000, respectively, compared to $89 million and $398 million in the prior year periods. See below for a discussion of remarketing.

In addition to originating new equipment lease financing, Comdisco's remarkets used equipment from its lease portfolio. Remarketing is the sale or re-lease of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Remarketing activities generate earnings from follow-on leases and gross profit on equipment sales. Remarketing activity, an important factor in quarterly earnings, increased in the current quarter as compared to both the second quarter of fiscal 2000 and the third quarter of fiscal 1999. Remarketing activity should continue to be an important contributor to quarterly earnings in the near and long term because of the size of Comdisco's lease portfolio. In addition, remarketing activity will be critical in the residual leasing business.

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

Prism recently signed a $120 million agreement with the network unit of Williams Communications Group, Inc. to provide Prism long-term capacity and fiber on Williams' fiber-optic network. Comdisco believes that the majority of the value in the transaction is in long-term network capacity on the Williams Multi-Service Broadband Network(TM). Williams Communications will also provide collocation and fiber maintenance services over the twenty-year agreement. Funding of the $120 million transaction consists of $110 million in cash paid over the life of the contract as well as Prism's issuance of $10 million of common stock to Williams Communications for these services representing a 1% fully diluted ownership of Prism.

Nortel Networks(TM) also recently acquired a 1% fully diluted common stock ownership position in Prism for US $10 million. The relationship between the two companies began in early 1998 when Prism awarded Nortel Networks an initial contract for constructing its data network enhanced by Nortel Networks' digital modem high-speed Internet access. Since that time, Prism has continued to expand upon this original agreement and has agreed to purchase up to $460 million of switches, integrated line cards, customer premises equipment and ancillary technology.


Comdisco Ventures group:

The third quarter of fiscal 2000 was a record third quarter for Comdisco Ventures group, with record revenues from leasing and interest income on venture debt. For the three months ended June 30, 2000 and 1999, Comdisco Ventures group recorded revenue of $ 150 million and $60 million, which represented increases of 151% and 83%, respectively, over the prior year periods. For the nine months ended June 30, 2000 and 1999, Comdisco Ventures group recorded revenue of $451 million and $138 million, which represented increases of 228% and 54%, respectively, over the prior year periods. Revenue from the sale of equity investments, consisting of warrant sale proceeds and capital gains, for the three and nine months ended June 30, 2000 and 1999 were as follows (in millions):

                                                                       Nine
                                                   Three months       months
                                                       ended           ended
                                                     June 30,        June 30,
                                                   ---------------   ----------
                                                    2000     1999    2000  1999
                                                   ------   ------   ----  ----

Proceeds from the sale of equity securities....... $   26   $    8   $139  $ 8
Less: cost of equity securities...................     (5)      (3)   (14)  (3)
                                                   ------   ------   ----  ---
Capital gains.....................................     21        5    125    5
Warrant sale proceeds.............................     60       15    143   32
                                                   ------   ------   ----  ---
Total............................................. $   81   $   20   $268  $37
                                                   ======   ======   ====  ===

Comdisco Venture group's policy has been to sell its equity positions in an orderly manner as soon as reasonably possible after a liquidity event. This general policy allows Comdisco Ventures group to generate cash for reinvestment in new transactions; Comdisco Ventures group believes it is preferable to make new advances to start-ups rather than hold the securities of public companies. In addition, Comdisco Ventures group has benefited from a strong IPO market for venture capital-backed companies. There can be no assurance that the strong IPO market for venture capital-backed companies will continue in the near or long term.

Comdisco formed Hybrid Venture Partners, LP ("Hybrid Fund"), in October 1999 to originate venture debt and direct equity financing products for the benefit of Comdisco Ventures group. Comdisco committed $250 million as the sole limited partner to Hybrid Fund, all of which has been invested in, or committed to, Comdisco Ventures group customers. The Hybrid Fund has been closed and it will not seek additional capital commitments.


Results of Operations

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

Operating Lease Margin was $82 million, or 19.8% of operating lease revenue, and $85 million, or 19.2% of operating lease revenue, in the three months ended June 30, 2000 and 1999, respectively. The Operating Lease Margin was $84 million, or 19.1% in the quarter ended March 31, 2000. Comdisco expects the Operating Lease Margin to be at or below current levels throughout the remainder of fiscal 2000, depending on the equipment leased and the volume of operating leases. The decrease in operating lease revenue minus operating lease cost in the current year quarter compared to the year earlier quarter is due the change in the mix of leases written. Comdisco expects the growth of the operating lease portfolio to slow as the mix of leases results in more direct financing leases rather than operating leases.

Revenue  from  sales,  which  includes   remarketing  by  selling  and  buy/sell
activities, for the three months ended June 30, 2000 and 1999 were as follows (in millions, except percentages):

                                          2000                   1999
                                 ---------------------- ----------------------
                                 Revenue Expense Margin Revenue Expense Margin
                                 ------- ------- ------ ------- ------- ------

Sales...........................  $142    $115     19%   $ 62    $ 50     19%
Sale of mainframe Portfolio.....    --      --     --     485     485     --
Sale of medical Refurbishment
 business.......................    --      --     --      18      18     --
                                  ----    ----    ---    ----    ----    ---
Total...........................  $142    $115     19%   $565    $553      2%
                                  ====    ====    ===    ====    ====    ===



Revenue from technology services for the three months ended June 30, 2000 and 1999 was $173 million and $133 million, respectively, a 30% increase. Cost of technology services for the three months ended June 30, 2000 and 1999 was $161 million and $112 million, respectively, a 44% increase. The increase in cost of technology services is attributed to the development and implementation of Comdisco's network services infrastructure.

Other revenue for the three months ended June 30, 2000 and 1999 was $105 million and $30 million, respectively. Revenue from the sale of equity positions by Comdisco Ventures group was $80 million and $20 million in the three months ended June 30, 2000 and 1999, respectively. Prism revenue from subscribers was approximately $1 million in the quarter ended June 30, 2000.

Total costs and expenses for the quarter ended June 30, 2000 were $927 million compared to $1.25 billion in the prior year period. The decrease in total costs and expenses is primarily due to the $150 million pre-tax charge included in the prior year and the Sale, offset by higher expenses incurred by Prism in the current year quarter.

Leasing costs totaled $382 million for the three months ended June 30, 2000, compared to $411 million and $458 million in the three months ended June 30, 1999 and March 31, 2000, respectively. The decreases in the current quarter is due to reduced operating lease revenue resulting from the change in the mix of leases written and, with respect to the second quarter of fiscal 2000, a reduction in sales-type lease transactions. The decrease in sales-type transactions is primarily a result of a higher percentage of remarketing transaction done as sales rather than leases. See above for a discussion of Operating Lease Margins.

Sales costs were $115 million, $553 million and $78 million in the three months ended June 30, 2000 and 1999 and March 31, 2000, respectively. The three months ended June 30, 1999 includes the Sale. The increase in current quarter compared to the second quarter of fiscal 2000 is due to a higher volume of remarketing transactions done as sales. See above for information on sales margins.

Technology services costs were $161 million in the three months ended June 30, 2000, $112 million in the three months ended June 30, 1999 and $138 million in the three months March 31, 2000. The increases were due to higher personnel costs and continued investment in new service development.

Selling, general and administrative expenses totaled $116 million in the quarter ended June 30, 2000 compared to $77 million in the quarter ended June 30, 1999 and $143 million in the quarter ended March 31, 2000. The increase in the current year quarter compared to the year earlier period is primarily due to an increase in bad debt expense and an increase in Comdisco Ventures group incentive compensation costs as a result of gains realized on the sale of equity positions. The following table summarizes selling, general and administrative expenses (in millions):



                                                         2000   1999
                                                        ----    ----

Incentive compensation...............................   $ 34     $18
Other compensation and benefits......................     34      31
Outside services.....................................     15       9
Bad debt expense Comdisco Ventures group.............     16       1
Bad debt expense Comdisco group......................      4       2
Other expenses.......................................     13      16
                                                         ---     ---
                                                        $116     $77
                                                         ===     ===



Comdisco expects selling, general and administrative expenses to increase throughout fiscal 2000 primarily because of higher revenue from Comdisco Ventures group, which will increase incentive compensation costs, and higher personnel costs.

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


Nine months ended June 30, 2000

Total revenue was $2.8 billion and $3.2 billion for the nine months ended June 30, 2000 and 1999, respectively. The decrease in total revenue in the current year period is due to the Sale in the prior year period. Total leasing revenue was $1.7 billion and $2.0 billion for the nine months ended June 30, 2000 and 1999, respectively. The decrease in total leasing revenue compared to the prior year period was primarily due to the reduced revenue from sales-type transactions, and a reduction in operating lease revenue. Remarketing activity was strong in the third quarter of fiscal 2000 and, although sales-type revenue decreased, sales, which also represents remarketing activity, increased in the current year period.

Operating Lease Margin was $249 million, or 19.3% of operating lease revenue, and $286 million, or 19.3% of operating lease revenue, in the nine months ended June 30, 2000 and 1999, respectively. The decrease in Operating Lease Margin in the current year period compared to the year earlier period was due to a change in the mix of leases written, with a higher percentage of leases written as direct financing leases rather than operating leases. We expect the growth of the operating lease portfolio to slow as the mix of leases written results in more direct financing leases rather than operating leases.

Revenue  from  sales,  which  includes   remarketing  by  selling  and  buy/sell
activities, for the nine months ended June 30, 2000 and 1999 were as follows (in millions, except percentages):

                                          2000                   1999
                                 ---------------------- ----------------------
                                 Revenue Expense Margin Revenue Expense Margin
                                 ------- ------- ------ ------- ------- ------

Sales...........................  $308    $243     21%   $187    $159     15%
Sale of mainframe portfolio.....    --      --     --     485     485     --
Sale of medical refurbishment
 business.......................    --      --     --      18      18     --
                                  ----    ----    ---    ----    ----    ---
Total...........................  $308    $243     21%   $690    $662      4%
                                  ====    ====    ===    ====    ====    ===



The increase in sale margins during the nine months ended June 30, 2000 is primarily due to remarketing of communications equipment, which had above average margins on their remarketing transactions.

Revenue from technology services for the nine months ended June 30, 2000 and 1999 was $476 million and $376 million, respectively, a 27% increase. Cost of technology services for the nine months ended June 30, 2000 and 1999 was $424 million and $317 million, excluding the pre-tax charge, respectively, a 34% increase. The increase in revenue is due to higher revenue from network and desktop management services. The decrease in technology services margins is due to increasing infrastructure costs associated with the development of the network services business and costs associated with the development of Comdisco's web hosting and availability services.

Other revenue for the nine months ended June 30, 2000 and 1999 was $360 million and $66 million, respectively. Revenue from the sale of available-for- sale securities by Comdisco Ventures group was $268 million and $37 million in the nine months ended June 30, 2000 and 1999, respectively. During the nine months ended June 30, 2000, approximately eighty-four companies in the equity securities portfolio were acquired/merged or completed an IPO, compared to forty-three companies in the prior year period. During the current period Comdisco realized an additional $32 million of revenues from the sale other available-for-sale securities. Prism revenue from subscribers was approximately $3 million in the nine months ended June 30, 2000.

Total costs and expenses for the nine months ended June 30, 2000 were $2.7 billion compared to $3.2 billion in the prior year period. The decrease is due to the Sale and the Charge in the prior year period.

Selling, general and administrative expenses totaled $375 million in nine months ended June 30, 2000 compared to $219 million in the prior year period. The principal reasons for the increase in the current year period compared to the year earlier period are an increase in bad debt expense for Comdisco Ventures group and an increase in incentive compensation costs as a result of gains realized on the sale of equity positions held in the Comdisco Ventures group portfolio. The following table summarizes selling, general and administrative expenses (in millions):



                                                       2000    1999
                                                       ----    ----

Incentive compensation..............................   $101    $ 41
Other compensation and benefits.....................    102      91
Outside services....................................     46      29
Bad debt expense Comdisco Ventures group............     62       2
Bad debt expense Comdisco group.....................     25       9
Other expenses......................................     39      47
                                                       ----    ----
                                                       $375    $219
                                                       ====    ====



On May 26, 2000, Comdisco granted non-qualified stock options for Comdisco Ventures group stock under a management incentive plan to employees responsible for the operations of Comdisco Ventures group and to a former employee of Comdisco Ventures group. Of the options granted, 10,391,250 were granted at $2.5647 per share and 1,275,000 were granted at $7.20 per share. Comdisco measures compensation costs for these options, excluding the former employee that resigned, using the intrinsic value based method of accounting. For the former employee, Comdisco utilizes the fair market value for measuring compensation costs. For options granted where the exercise price is less than the market value as determined by an independent appraisal, and for the former employee, is less than the fair market value as determined using an option-pricing model, compensation expense will be recorded over the three-year vesting period. Stock-based compensation expense, which is included in incentive compensation for the three and nine months ended June 30, 2000, totaled $2 million. Stock-based incentive compensation to be recorded in the fourth quarter of fiscal 2000 will be approximately $5 million. Stock-based compensation expense for fiscal 2001, 2002 and 2003 will be approximately $16 million, $7 million and $2 million, respectively.

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

The company plans to continue to be active in issuing senior debt during the remainder of fiscal 2000, primarily to support the anticipated growth of the company's four primary business lines: technology services, global leasing, Prism, Comdisco Ventures group, and, where appropriate, to refinance maturities of interest-bearing liabilities.

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

Comdisco Ventures Group

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This discussion should be read along with the Comdisco, Inc. consolidated financial statements and Risk Factors included in this Quarterly Report on Form 10-Q. Comdisco Ventures group financial statements should be read in conjunction with Comdisco's audited consolidated financial information contained in Comdisco's 1999 Annual Report on form 10-K, as amended by Form 10K/A.

Historical results and percentage relationships may not necessarily be indicative of operating results for any future periods. The financial statements of Comdisco Ventures group include the balance sheets, statements of earnings, cash flow and division net worth of Comdisco's venture financing businesses.

The financial statements of Comdisco Ventures group include the balance sheets, statements of earnings and division net worth, and cash flows of our venture financing business. These financial statements give effect to all allocation and related party transaction policies as adopted by the board of directors of Comdisco. Comdisco Ventures group's financial statements have been prepared in a manner which management believes is reasonable and appropriate. These financial statements include the financial position, results of operations and cash flows of Comdisco Ventures group, presented to give effect to the accounting principles applicable to Comdisco's tracking stock proposal.


Overview
--------

Comdisco Ventures group provides venture leases, venture debt and direct equity financing to venture capital-backed companies. Comdisco Ventures group's relationships with established venture capital firms help it identify what it believes are the best-positioned companies in the most attractive high growth industries. Comdisco Ventures group offers a broad range of equity-linked financing products, which complement equity from venture capital firms and debt from venture-oriented banks and asset-based lenders. Comdisco Ventures group is a division of Comdisco.


Three months Ended June 30, 2000

Total revenue for the three months ended June 30, 2000 was $149.6 million compared to $59.6 million in the quarter ended June 30, 1999 and $160.4 in the quarter ended March 31, 2000; this an represented increase of 151% over the prior quarterly period.

Net earnings for the three months ended June 30, 2000 were $32.4 million, as compared to $13.2 million for the three months ended June 30, 1999. The principal reasons for the increase in net earnings during the three months ended June 30, 2000 compared to the year earlier period are the significant increases in warrant sale proceeds and capital gains, increased interest income on notes, and increased earnings contributions from leasing.

Lease revenue: Total leasing revenue of $50.8 million for the quarter ended June 30, 2000 represented an increase of 63% over $31.1 million recorded for the quarter ended June 30, 1999. Total leasing revenue was $46.9 million in the second quarter of fiscal 2000. Cost of equipment placed on lease was $115.2 million during the quarter ended June 30, 2000, compared to $59.1 million and $96.5 million during the quarters ended June 30, 1999 and March 31, 2000, respectively. These increases are the result of increases in both number of customers and average lease size.

Operating Lease Margin was $11.4 million, or 22.5%, and $7.8 million, or 25.1% of operating lease revenue, in the three months ended June 30, 2000 and 1999, respectively. The Operating Lease Margin was $10.9 million, or 24.2% in the quarter ended March 31, 2000. The decrease in the Operating Lease Margin in the current year period compared to the second quarter of fiscal 2000 is due to an increase in the quarterly lease volume. Generally, new leases written have lower margins in their initial quarter compared to future quarters.

Interest income: Interest income on venture debt was $14.7 million in the quarter ended June 30, 2000 compared to $6.3 million and $12.0 million during the quarters ended June 30, 1999 and March 31, 2000, respectively. During the quarter ended June 30, 2000, Comdisco Ventures group funded loans totaling $167.7 million, compared to $85.0 million and $157.8 million in the quarters ended June 30, 1999 and March 31, 2000, respectively.

Sale of equity holdings: Revenue from the sale of equity holdings, that is warrant sale proceeds and capital gains, for the quarters ended June 30, 2000 and 1999 and March 31, 2000 were as follows (in millions):


                                                         Three
                                                        months      Three months
                                                         ended         ended
                                                       June 30,      March 31,
                                                      ------------  ------------
                                                      2000   1999       2000
                                                      -----  -----  ------------

Proceeds from the sale of equity securities.......... $25.7  $ 7.5     $57.7
Less: cost of equity securities......................  (5.1)  (2.9)     (5.6)
                                                      -----  -----     -----
Capital gains........................................  20.6    4.6      52.1
Warrant sale proceeds................................  59.7   15.4      46.4
                                                      -----  -----     -----
Total................................................ $80.3  $20.0     $98.5
                                                      =====  =====     =====



During the quarter ended June 30, 2000, Comdisco Ventures group funded equity financings totaling $40.1 million, compared to $12.0 million and $81.6 million in the quarters ended June 30, 1999 and March 31, 2000, respectively.

The increase in revenue from the sale of equity holdings in the current quarter compared to the prior year period is due to an increase in the number of companies in which Comdisco Ventures group has equity holdings that have experienced liquidity events, which impacts the number of securities available-for-sale. Market valuations from an initial public offering can also significantly affect the revenue from the sale of equity investments. Comdisco Venture group's general policy has been to sell its equity positions in an orderly manner as soon as reasonably possible after a liquidity event. This general policy allows Comdisco Ventures group to generate cash for reinvestment in new transactions; Comdisco Ventures group believes it is preferable to make new advances to start-ups rather than hold the securities of public companies.

The valuation of Comdisco Ventures group's warrant and other public equity holdings has increased significantly during the twelve months ended June 30, 2000, primarily as a result of strong equity markets for those securities. Accordingly, Comdisco Ventures group expects, based on current stock market valuations, an increase in revenue and earnings contributions from its equity holdings in the remainder of fiscal 2000. See "Risk Factors," beginning on page 31 for a discussion of the factors that may affect proceeds from the sale of warrants and capital gains.

Total costs and expenses for the quarter ended June 30, 2000 were $95.7 million compared to $37.6 million in the prior year period. Total costs and expenses were $97.6 million in the quarter ended March 31, 2000. The increase in total costs and expenses in the current quarter compared to the prior year's quarter and the second quarter of fiscal 2000 is due to the increase in venture lease and venture debt activities, and higher selling, general and administrative expenses related to increased personnel costs and higher incentive compensation.

Selling,  general  and  administrative:   Selling,  general  and  administrative
expenses totaled $21.5 million in the quarter ended June 30, 2000 compared to $5.7 million in the quarter ended June 30, 1999 and $23.5 million in the quarter ended March 31, 2000. The principal reason for the increase in the current year quarter compared to the year earlier period is an increase in incentive compensation expenses as a result of higher revenue from the sale of equity holdings.

On May 26, 2000, Comdisco granted non-qualified stock options for Comdisco Ventures group stock under a management incentive plan to employees responsible for the operations of Comdisco Ventures group and to a former employee of Comdisco Ventures group. Of the options granted, 10,391,250 were granted at $2.5647 per share and 1,275,000 were granted at $7.20 per share. Comdisco measures compensation costs for these options, excluding the former employee that resigned, using the intrinsic value based method of accounting. For the former employee that resigned, Comdisco utilizes the fair market value for measuring compensation costs. For options granted where the exercise price is less than the market value as determined by an independent appraisal, and for the former employee that resigned, is less than the fair market value as determined using an option-pricing model, compensation expense will be recorded over the three-year vesting period. Stock-based compensation expense, which is included in incentive compensation for the three and nine months ended June 30, 2000, totaled $2 million. Stock-based incentive compensation to be recorded in the fourth quarter of fiscal 2000 will be approximately $5 million. Stock-based compensation expense for fiscal 2001, 2002 and 2003 will be approximately $16 million, $7 million and $2 million, respectively.

Interest: Interest expense for the three months ended June 30, 2000 was $17.4 million compared to $6.6 million in the prior year period and $13.1 million in the quarter ended March 31, 2000. The increase in the current quarter compared to the prior year period and prior quarter is due to higher average daily inter-group borrowings resulting from the growth in Comdisco Ventures group's business.

Bad debt expense: Bad debt expense for the three months ended June 30, 2000 totaled $16.0 million compared to $0.8 million in the quarter ended June 30, 1999 and $24.0 million in the quarter ended March 31, 2000. The increase in the current quarter compared to the prior year period reflects the increase in the reserve related to increased growth in venture lease, venture debt and direct equity financing volumes.

Income taxes: The effective income tax rate was 40% in the quarter ended June 30, 2000 compared to 40% and 41% in the quarters ended June 30, 1999 and March 31, 2000, respectively. The effective income tax rate approximates the statutory rate.


Nine Months Ended June 30, 2000

Total revenue was $451.3 million and $137.8 million for the nine months ended June 30, 2000 and 1999, respectively.

Net earnings for the nine months ended June 30, 2000 were $106.8 million, as compared to $27.9 million in the year earlier period.

Lease revenue: Total leasing revenue of $135.7 million for the nine months ended June 30, 2000 represented an increase of 62% over $83.7 million recorded in the year earlier period. Cost of equipment placed on lease for the nine months ended June 30, 2000 and 1999 was $291 million and $147 million, respectively.

Operating lease revenue minus operating lease cost was $31.9 million, or 23.9% and $20.6 million, or 24.9% of operating lease revenue, in the nine months ended June 30, 2000 and 1999, respectively.

Interest income: Interest income on venture debt was $38.5 million for the nine months ended June 30, 2000 as compared to $12.8 million for the year earlier period. During the nine months ended June 30, 2000 and 1999, Comdisco Ventures group funded loans totaling $454.1 million and $225.0 million, respectively.

Sale of equity holdings: Revenue from the sale of equity holdings, that is warrant sale proceeds and capital gains, for the nine ended June 30, 2000 and 1999 were as follows (in millions):



                                                                  Nine months
                                                                     ended
                                                                    June 30,
                                                                  -------------
                                                                   2000   1999
                                                                  ------  -----

Proceeds from the sale of equity securities...................... $139.3  $ 7.5
Less: cost of equity securities..................................  (14.1)  (2.9)
                                                                  ------  -----
Capital gains....................................................  125.2    4.6
Warrant sale proceeds............................................  142.4   32.4
                                                                  ------  -----
Total............................................................ $267.6  $37.0
                                                                  ======  =====



During the nine months  ended June 30, 2000 and 1999,  Comdisco  Ventures  group
funded  equity   financings   totaling   $112.3   million  and  $20.3   million,
respectively.

The increase in revenue from the sale of equity holdings in the current period compared to the prior year period is due to an increase in the number of companies in which Comdisco Ventures group has equity holdings that have experienced liquidity events, which impacts the number of securities available-for-sale. Market valuations from an initial public offering can also significantly affect the revenue from the sale of equity investments. During the nine months ended June 30, 2000, approximately eighty-four companies were acquired/merged or completed an initial public offering, compared to forty-three companies in the year earlier period.

The valuation of Comdisco Ventures group's warrant and other public equity holdings has increased significantly during the twelve months ended June 30, 2000, primarily as a result of strong equity markets for those securities. Accordingly, Comdisco Ventures group expects, based on current stock market valuations, an increase in revenue and earnings contributions from its equity holdings in the remainder of fiscal 2000. See "Risk Factors," beginning on page 31 for a discussion of the factors that may affect proceeds from the sale of warrants and capital gains.

Total costs and expenses for the nine months ended June 30, 2000 were $273.7 million compared to $91.3 million in the prior year period. The increase in total costs and expenses reflects the growth in business activities.

Selling,  general  and  administrative:   Selling,  general  and  administrative
expenses totaled $63.4 million during the first nine months of fiscal 2000 compared to $8.8 million in the prior year period. The increase is due to higher incentive compensation costs, which totaled $52.1 million in the nine months ended June 30, 2000 compared to $4.8 million in the year earlier period.

Interest expense: Interest expense for the nine months ended June 30, 2000 was $41.3 million compared to $15.2 million in the prior year period. The increase is primarily due to higher inter-group borrowings.

Bad debt expense: Bad debt expense for the nine months ended June 30, 2000 totaled $61.8 million compared to $2.4 million for the prior year period. The increase reflects the growth in business volume.

Income taxes: The effective income tax rate was 40% during the nine months ended June 30, 2000 and 1999. The effective income tax rate approximates the statutory rate.


Liquidity and Capital Resources

The board of directors of Comdisco, Inc. and its capital stock committee each has a wide degree of discretion over the cash management policies of both the Comdisco Ventures group and the Comdisco group, consistent with their respective fiduciary duties to Comdisco, Inc. as a whole. Pursuant to this discretion, these entities may freely transfer cash generated by the Comdisco Ventures group to the Comdisco group and vice versa, as well as determine the allocation of proceeds from future issuances of Comdisco Ventures group stock. In addition, the timing and decision to finance capital expenditures of the Comdisco Ventures group remains at the discretion of the board of directors of Comdisco, Inc. Pursuant to the policy statement, the board of directors and senior management of Comdisco, Inc. have the authority to determine the uses of the net proceeds allocated to the Comdisco Ventures group. This policy statement is subject to change at the discretion of the board of directors of Comdisco, Inc. This flexibility could potentially make it difficult to assess the Comdisco Ventures group's liquidity and capital resource needs, and in turn, the future prospects of Comdisco Ventures group based on its past performance.

While Comdisco has been the primary source of funds for Comdisco Ventures group, Comdisco has no obligation to provide funds to Comdisco Ventures group in the future and has made no formal commitments about its ability or willingness to continue to provide funds beyond fiscal year 2000. There can be no assurance that any limited partnerships formed by Comdisco Ventures group in the future will be funded at levels that will permit Comdisco Ventures group to effectively pursue its business strategy. If Comdisco Ventures group were otherwise unable to obtain funding, from Comdisco or otherwise, on acceptable terms, Comdisco Ventures group's ability to fund its expansion or respond to competitive pressures would be significantly impaired.

Comdisco Ventures group's operating activities during the first nine months of fiscal 2000 and 1999, including capital expenditures for equipment and venture debt originations, were funded primarily by cash flow from operations and inter-group loans from Comdisco. Total net cash provided by Comdisco was $321.4 million in the first nine months of fiscal 2000, compared to $244.9 million in the prior year period. The increase in the first nine months of fiscal 2000 compared to the prior year period, is primarily due to increased business opportunities in venture leases, venture debt and direct equity financings. In order to continue to be able to pursue these increased opportunities, Comdisco Ventures group is pursuing alternative means of funding its activities, including, but not limited to, the establishment of limited partnerships to raise funds from third parties, in addition to Comdisco Ventures group.

Comdisco Ventures group's capital requirements may vary based upon the timing and the success of implementation of its business plan and as a result of competitive developments or if:

     . demand for Comdisco Ventures group's services or its cash flow from operations is less than or more than expected;

     .  development plans or projections change or prove to be inaccurate;

     . Comdisco Ventures group makes any acquisitions or commitments in excess of the current plan; or

     . Comdisco Ventures group accelerates or otherwise alters the schedule or targets of its business plan implementation.


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


OPERATING RESULTS ARE SUBJECT TO QUARTERLY FLUCTUATIONS

The company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including earnings contributions from Comdisco Ventures, remarketing activities and services, product announcements by manufacturers, economic conditions and variations in the financial mix of leases written, and continued losses from Prism. The financial mix of leases written is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other lessors and finance companies. Comdisco Ventures group's earnings contributions are impacted by volatility in the public markets.

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

Comdisco, Inc.'s business is becoming more service oriented, with the business driven by our service offerings. These transactions, which generally include a combination of services and leasing, are more complex than Comdisco, Inc.'s traditional leasing business. In addition, because these service offerings represent new services, Comdisco, Inc. has to spend more time explaining the value of these services to the customer. Accordingly, one impact of Comdisco, Inc.'s changing business model is the lengthening of the sales cycle--the length of time between initial sales contact and final delivery of contracts--as compared to our traditional leasing business. This increase in sales cycle results in an increase in negotiations in progress which ultimately impacts the timing of revenue, earnings and volume recognition.

COMDISCO VENTURES GROUP CUSTOMERS ARE IN AN EARLY STAGE OF DEVELOPMENT AND MAY BE UNABLE TO COMPLETE THEIR BUSINESS PLANS. EQUITY INSTRUMENTS HELD BY COMDISCO VENTURES ARE RISKY INVESTMENTS AND THE PUBLIC MARKET FOR THESE COMPANIES IS EXTREMELY VOLATILE. TO THE EXTENT THESE COMPANIES DO NOT MEET THEIR PLANS OR THE COMPANY IS UNABLE TO DISPOSE OF ITS EQUITY SECURITIES, THE COMPANY'S BUSINESS AND FINANCIAL RESULTS MAY SUFFER.

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

The current economic environment has been sustained over a number of years and is currently the longest continuous period of economic growth in the last thirty years. This environment has encouraged entrepreneurs to conceive, develop and bring to market new products and services. The company targets these early-stage companies for its services and products. A slow down in economic growth could materially affect the market in which the company operates. Furthermore, a slow down would impact potential investors in any limited partnerships the company may form, and this in turn, would have a material impact on Comdisco Ventures group liquidity and access to funds.

Many of the companies to which the company provides financing are dependent on third parties for liquidity. Any significant change in the availability of funds would have a material impact on the company's customer base, and, potentially, its loan collectability, as well as, the fair market value of its equity instruments.

If companies with which Comdisco Ventures group has effected transactions are not successful or the markets become unfavorable, Comdisco Ventures group's customers may not be able to complete securities offering and Comdisco Ventures group may not be able to generate gains or receive proceeds from the sale of securities.

Fluctuations in future periods may be greater that those experienced in past periods as a result of Ventures' focus on companies related to the Internet and telecommunications. Furthermore, for those customers whose securities are not publicly traded, the realizable value of Comdisco Ventures group's interests may ultimately prove to be lower than the carrying value currently reflected in the consolidated and the separate Comdisco Ventures group's financial statements.

In the past Comdisco Ventures group financed its operations with cash flow from operations and inter-group loans from Comdisco. Comdisco Ventures group may need to obtain funding from outside sources and may not be able to obtain funding from outside sources. Furthermore, even if funding is available, such financing may not be on terms as favorable as those obtained from Comdisco.

Comdisco Ventures group depends on certain important employees and the loss of those employees could harm and disrupt Comdisco Ventures group's business.

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


Part II  Other Information

Item 2. Changes in Securities and Use of Proceeds.

On May 4, 2000, the company filed its amended and restated charter to implement a tracking stock structure that was approved by the company's stockholders on April 20, 2000. As a result, two new series of stock were created: "Comdisco group stock" and "Comdisco Ventures group stock." Comdisco Ventures group stock is intended to separately track the performance of the company's venture financing business, which the company refers to as "Comdisco Ventures group" and Comdisco group stock separately tracks the performance of the remaining business of the company, which the company refers to as "Comdisco group," and the shares of Comdisco Ventures group stock reserved for issuance for the benefit of Comdisco group or to the holders of Comdisco group stock. A description of the rights of the holders of Comdisco group stock and Comdisco Ventures group stock is included at pages 12 through 20 and pages 46 through 62 of the Company's Proxy Statement on Schedule 14A, dated March 20, 2000, as filed with the Commission on March 20, 2000, and is incorporated herein by reference.

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

            4.09 Description of the Rights of Holders of Comdisco Stock and Comdisco Ventures Group Stock.

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

                                         COMDISCO, INC.

                                         Registrant

Date: October 12, 2000               /s/ David J. Keenan
                                       -------------------
                                       David J. Keenan
                                       Senior Vice President and
                                       Corporate Controller