Form 10-K
period 2000-09-30
COMDISCO INC
filed 2000-12-26
CIK 722487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      [X] Annual Report Pursuant to Section
                          13 or 15(d) of the Securities
                          Exchange Act of 1934 For the
                         fiscal year ended September 30,
                                      2000

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

12(b) of the Act:

                                                           Name of each exchange
Titles of each class                                         on which registered
--------------------                                         -------------------
Comdisco stock                                           New York Stock Exchange
$.10 par value                                      Chicago Stock Exchange, Inc.
Common Stock Purchase Rights--                           New York Stock Exchange
 Series C Junior Participating Preferred            Chicago Stock Exchange, Inc.

Comdisco Ventures stock                                                      N/A
$.10 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes XX No. .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Comdisco stock held by nonaffiliates of the Registrant as of December 1, 2000 was approximately $1,323,000,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. As of September 30, 2000, there were 152,569,367 shares of the Registrant's Comdisco stock, $.10 par value, outstanding. No other series of common stock of the Registrant has been issued.

DOCUMENTS INCORPORATED BY REFERENCE:
1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 2000 are incorporated by reference into Parts I and II.
2. Portions of Comdisco, Inc.'s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 1, 2001 filed within 120 days of fiscal year end are incorporated by reference into Part III.

Comdisco, Inc. and Subsidiaries

TABLE OF CONTENTS                                                                                     PAGE

                                     PART I.

Item     1.   Business:
                  Overview.............................................................................  3
                  Investment Considerations............................................................  5
                  Leasing and Services ................................................................  9
                  Comdisco Ventures  group  ..........................................................  13
Item     2.   Properties .............................................................................  18
Item     3.   Legal Proceedings ......................................................................  19
Item     4.   Submission of Matters to a Vote of Security Holders.....................................  19

                                    PART II.

Item     5.   Market for the Registrant's Common Equity and Related Stockholder Matters...............  20
Item     6.   Selected Financial Data.................................................................  21
Item     7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..  21
Item    7A.   Quantitative and Qualitative Disclosures About Market Risk..............................  21
Item     8.   Financial Statements and Supplementary Data.............................................  21
Item     9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....  22

                                    PART III.

Item    10.   Directors and Executive Officers of Registrant..........................................  23
Item    11.   Executive Compensation .................................................................  23
Item    12.       Security Ownership of Certain Beneficial Owners and Management......................  23
Item    13.   Certain Relationships and Related Transactions..........................................  23

                                    PART IV.

Item    14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K.........................  24

SIGNATURES............................................................................................  25

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE........................................  26

INDEX TO EXHIBITS.....................................................................................  29



     Special  Note:  At a special  meeting of  stockholders  on April 20,  2000, stockholders approved the Company's tracking stock proposal, which authorized the Company to amend and restate its certificate of incorporation as of May 4, 2000 to: increase the total authorized shares of common stock from 750,000,000 to 1,800,000,000; authorized the board of directors to issue common stock in multiple series, with the initial two series of common stock being Comdisco group stock and Comdisco Ventures group stock; and reclassified each outstanding share of then existing common stock as one share of Comdisco group stock. Unless the context clearly indicates otherwise, references to "common stock" as of a date prior to May 4, 2000 relate to the Company's then existing common stock, $0.10 per share, and all references to "common stock" as of a date on and after May 4, 2000, relate to the Company's Comdisco group stock. No Comdisco Ventures group stock has been issued to date.

PART I.

Item 1. Business

A.       GENERAL DEVELOPMENT OF BUSINESS

OVERVIEW
Comdisco, Inc. (with its subsidiaries, the "Company" or "Comdisco") provides global technology services to help its customers maximize technology functionality, predictability and availability. The Company provides equipment leasing, continuity, managed network services, and desktop management solutions. These services are designed to provide integrated, long-term, cost effective asset and technological planning as well as data and voice availability and recovery to users of high technology equipment. Through its Ventures group, Comdisco provides venture leases, venture debt and direct equity financing to venture capital-backed companies. Additional information about each of the business groups is included later in this section.

The executive offices of the Company are located in the Chicago area, at 6111 North River Road, Rosemont, Illinois, 60018, and its telephone number is (847) 698-3000.

GENERAL DEVELOPMENT OF BUSINESS

The Company was founded in 1969 and incorporated in Delaware in 1971. Since its incorporation, the Company's business, its markets and the services it offers and the way it conducts its business have changed significantly and are expected to continue to change and evolve. These changes are primarily the result of rapid changes in technology (including declining prices, manufacturer consolidations and the rise of new industries such as telecommunications), the rise of new dominant technologies (such as the Internet) and their related impact on customers' needs and requirements. Initially, Comdisco was engaged primarily in the procurement and placement of new and used computer equipment, principally mainframe and related peripherals. Comdisco developed disaster recovery and contingency planning services (collectively "continuity services") in 1980. In the mid-1980's the company expanded its operations to include the leasing of non-computer equipment (office equipment, PBX, point-of-sale, and other high-technology equipment), eventually adding healthcare, communications, semiconductor manufacturing and other industry specific equipment leasing, remarketing and other services. In 1987, Comdisco formed Comdisco Ventures group. Comdisco Ventures group has grown significantly in the last three fiscal years and has become a significant and material contributor to the Company's earnings. Since its inception in 1980, the company's continuity services have evolved into two general categories; a) traditional disaster recovery, with services delivered at the date of disaster; and 2) high availability services, with continuous services (data protection, availability and management) in a production environment.

On March 24, 1999, the Company announced a major shift in corporate strategy, including its intent to focus on high-margin service businesses and shed low-margin businesses, such as its mainframe leasing portfolio and medical refurbishing business. In conjunction with its repositioning, the Company recorded a one-time pre-tax charge of $150 million, $96 million after tax, or approximately $0.59 per share, in the quarter ended March 31, 1999. The components of this pretax charge include $100 million associated with the Company's plans to exit the mainframe residual leasing business, $20 million to exit the medical refurbishing business and $30 million associated with a realignment of the service businesses. The Company completed the sale of its mainframe computer leasing portfolio and the sale of the medical refurbishing business in the fiscal quarter ended June 30, 1999. In addition to these sales, the Company completed the sale of substantially its entire vendor lease portfolio on September 30, 1999.

In fiscal 2000, the Company continued its focus on services, adding high availability Web hosting solutions for e-business companies and expanded network solutions for the connection of remote offices, teleworkers and mobile users and services to manage bandwidth.

The Company acquired Prism Communication Services, Inc. ("Prism"), a provider of dedicated high-speed connectivity, in February 1999, for a cash purchase price of approximately $53 million. From the date of acquisition through September 30, 2000, the Company provided Prism with cash totaling $478 million for the expansion of its network and for its operating costs. On October 1, 2000, the

Company's Board of Directors voted to cease funding ongoing operations of Prism. On October 1, 2000, the Prism Board of Directors voted to cease operations and pursue the immediate sale of Prism's assets.

The industry in which the Company operates is in a state of constant change, and, as part of this environment, the Company's business is becoming more service oriented, with the business driven by the Company's service capabilities. Accordingly, Comdisco is aligned to focus on technology services, Comdisco Ventures group and on global leasing businesses in historically high-margin areas such as electronics, communications, medical, laboratory and scientific.

INVESTMENT CONSIDERATIONS

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

The Company believes that certain statements herein and in the future filings by the Company with the Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead," "is confident," "should be," "will," "predicted," "believe," "plan," "intend," "estimates," "likely," "expect" and "anticipate" and similar expressions identify forward-looking statements.

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


RISK FACTORS

OPERATING RESULTS ARE SUBJECT TO QUARTERLY FLUCTUATIONS

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including earnings contributions from Comdisco Ventures group, remarketing activities and services, the timing and ability of Comdisco Ventures group to sell equity positions (see "Comdisco Ventures group" below), product announcements by manufacturers, economic conditions and variations in the financial mix of leases written. The financial mix of leases written is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance and pricing policies of equipment manufacturers, and price competition from other lessors and finance companies.

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

REMARKETING IS AN IMPORTANT CONTRIBUTOR TO ANNUAL AND QUARTERLY EARNINGS

Remarketing is an important factor in determining quarterly earnings. To meet earnings goals for fiscal 2001, remarketing contributions, primarily for the Company's global equipment leasing businesses, must be at the level achieved in fiscal 2000. Quarterly operating results depend substantially upon the remarketing transactions within the quarter, which are difficult to forecast accurately. While the Company is devoting resources to its remarketing activities, there can be no assurance that the Company will achieve the appropriate level of activity necessary to meet or match the Company's prior and desired operating results.

THE COMPANY'S GROWTH STRATEGY DEPENDS IN PART ON THE COMMUNICATIONS INDUSTRY. IF THAT INDUSTRY DOES POORLY, THE COMPANY'S BUSINESS AND FINANCIAL RESULTS MAY SUFFER

The emergence of the communications market--facilities-based broadband communications companies, Internet Service Providers and other telecommunications carriers--and the growth of broadband networks, provide the Company with an industry in which leasing is an attractive alternative to ownership. The Company's communications equipment customers are generally companies with accumulated net deficits and extensive liquidity requirements. To the extent that these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to complete their business plans, there could be an increase in the Company's credit losses above historical levels.

THE COMPANY'S SUCCESS IS HIGHLY DEPENDENT ON DEVELOPING AND EXPANDING ITS SERVICES BUSINESS. THE SERVICES BUSINESS MAY BE LESS PREDICTABLE AND THE REVENUE LESS RECURRING THAN CONTRACTUAL LEASE AND CONTINUITY SERVICES REVENUE. COMPETITION IN SERVICES MAY NEGATIVELY IMPACT THE COMPANY'S BUSINESS STRATEGY. REVENUE RECOGNITION CAN BE NEGATIVELY AFFECTED BY LONGER SALES CYCLES

As a result of the evolving nature of its services business, particularly the emerging desktop management and managed network services, the Company has limited meaningful historical data on which to base its planned operating expenses. Accordingly, a significant portion of the Company's expense levels (investment in continuity facilities and hardware, consultants, experts and back office personnel) is based in part on its expectations as to future services revenues, and is, to a large extent, fixed. Conversely, the Company's revenue base has become more diverse with the growth of other technology services revenue.

To attain its services earnings contribution goals for fiscal 2001, the Company must: meet its obligations under the agreements underlying transactions in process at September 30, 2000 (also referred to by the Company as its "sales backlog"); expand its contract subscription base (through new contract signings and contract renewals); increase its revenues from other technology services, develop, promote and sell additional service products, such as IT CAP Solutions, advanced recovery services, availability options, remote computing services and web hosting; and contain costs. The Company must also successfully compete with organizations offering similar services.

The Company's ability to obtain new business and realize revenue on its sales backlog depends on its ability to anticipate technological changes, develop services to meet customer requirements and achieve delivery of services that meet customer requirements. In addition, there can be no assurance that the Company will be able to maintain and/or increase its margins on technology services in fiscal 2001.

The Company's business is becoming more service oriented, with the business driven by the Company's service offerings. These transactions, which generally include a combination of services and leasing, are more complex than the Company's traditional leasing business. In addition, because these service offerings represent new services, the company has to spend more time explaining the value of these services to the customer. Accordingly, one of the impacts of the Company's changing business model is the lengthening of the sales cycle--the length of time between initial sales contact and final delivery of contracts--as compared to its traditional leasing business. This increase in sales cycle results in an increase in negotiations in progress which ultimately impacts the timing of revenue, earnings and volume recognition.

COMDISCO VENTURES GROUP CUSTOMERS ARE IN AN EARLY STAGE OF DEVELOPMENT AND MAY BE UNABLE TO COMPLETE THEIR BUSINESS PLANS. EQUITY INSTRUMENTS HELD BY COMDISCO VENTURES GROUP ARE RISKY INVESTMENTS AND THE PUBLIC MARKET FOR THESE COMPANIES IS EXTREMELY VOLATILE. TO THE EXTENT THESE COMPANIES DO NOT MEET THEIR PLANS OR THE COMPANY IS UNABLE TO DISPOSE OF ITS EQUITY SECURITIES, THE COMPANY'S BUSINESS AND FINANCIAL RESULTS MAY SUFFER.

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

Comdisco Ventures group policy with respect to disposition of its equity holdings is not intended to, and does not, assure that Comdisco Ventures group will maximize its return on any particular holding. Furthermore, because the creation of a public market or an acquisition/merger is beyond Comdisco Ventures group's control and is difficult, if not impossible, to predict, its operating results are subject to significant and material quarterly fluctuations. Fluctuations in future quarters may be greater than those experienced in past quarters as a result of the growth in the number of direct equity financings made by the Company, market volatility for emerging growth companies and the Company's focus on Internet-related, communications and other high-technology companies. For those securities without a public trading market, the realizable value of Comdisco Ventures group interests may prove to be lower than the carrying value currently reflected in the consolidated and the separate Comdisco Ventures group's financial statements.

In the past Comdisco Ventures group financed its operations with inter-group loans from Comdisco. Comdisco Ventures group may need to obtain funding from outside sources in order to meet its business plan for fiscal 2001 and may be unable to obtain funding from outside sources. Furthermore, even if funding is available, such financing may not be on terms as favorable as those obtained from Comdisco.

Comdisco Ventures group depends on certain important employees and the loss of those employees could harm and disrupt Comdisco Ventures group's business.

THE COMPANY MAY BE UNABLE TO REFLECT CHANGES IN INTEREST RATES IN THE RATES ON NEWLY LEASED ASSETS OR IN THE FEES FOR TECHNOLOGY SERVICES

Historically, a changing interest rate environment did not impact the company's margins since the effects of higher or lower borrowing costs would be reflected in the rates on newly leased assets or in the fees for technology services. If the Company's borrowing costs increase in fiscal 2001, there can be no assurance that the Company will be able to reflect such increases in its lease rates or service fees. Factors which may impact the Company's ability to adjust its rates or otherwise mitigate the impact of increasing cost of funds in fiscal 2001 are the market for secured nonrecourse debt, interest rate spreads on Company borrowings compared to similarly rated companies and organizations, changes, if any, in the Company's terms and conditions under its lines of credit and other market concerns, including the company's commitments to Comdisco Ventures group. Many, if not all, of these factors are beyond the control of the Company.

THE COMPANY MAYBE UNABLE TO INCREASE EARNINGS CONTRIBUTIONS FROM LEASING OR SERVICES

The Company borrowed significant amounts to invest in the infrastructure of its discontinued operations. After the wind down date, interest costs associated with these borrowings will be included in interest expense until such borrowing is paid off by cash flow from operations. Accordingly, the Company expects interest expense to increase significantly in fiscal 2001. In order to meet earnings goals for fiscal 2001, the Company must increase (compared to fiscal
2001) its earnings contributions from leasing, including from remarketing activities, margins on services and cash flow from operating activities. In additions, the Company must dispose of its equity securities, manage its capital expenditures and control costs and expenses.

THE COMPANY LIQUIDITY IS DEPENDENT ON A NUMBER OF FACTORS

The Company's liquidity depends on cash provided by operating activities and on its access to capital markets, specifically medium-term and senior notes, commercial paper, and on its lines of credit and the willingness of banks to renew or extend these lines as they come due. The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, the ability of the Company to implement its strategic plan and respond to external market conditions, the ability of the Company to dispose of the securities held by Comdisco Ventures group, timely payment by its customers, global economic conditions and control of operating costs and expenses. If the Company is not able to refinance its indebtedness or obtain new financing (either through the issuance of senior notes, commercial paper, or secured nonrecourse debt), the Company would have to consider other options, including: sales of some assets; sales of equity; negotiations with lenders to restructure applicable indebtedness; or other options available to the Company under applicable law.

ECONOMIC CONDITIONS AND OTHER FACTORS MAY NEGATIVELY IMPACT THE COMPANY'S OPERATIONS

The current economic environment has been sustained over a number of years and is currently the longest continuous period of economic growth in the last thirty years. This environment has encouraged entrepreneurs to conceive, develop and bring to market new products and services. The Company targets these early-stage companies for its services and products. A slow down in economic growth could materially affect the market in which the Company operates. Furthermore, a slow down would impact Comdisco Ventures group's liquidity and access to funds from third party investors.

Many of the companies to which the Company provides financing are dependent on third parties for liquidity. Any significant change in the availability of funds, would have a material impact on the Company's customer base, and, potentially, its loan collectability, as well as, the fair market value of its equity instruments.

In the present economic climate, Comdisco Ventures group's customers may not be able to complete securities offerings and Comdisco Ventures group may not be able to generate gains or receive proceeds from the sale of equity holdings.

A slow down in economic growth may result in companies either reducing their capital budgets, or delaying equipment upgrades and enhancements.


Other uncertainties include continued business conditions, trend of movement to client/server environment, competition, including competition from other technology service providers, reductions in technology budgets and related spending plans and price competition from other technology service providers


B.       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

See Note 18 of Notes to Consolidated Financial Statements on page 56 of the Annual Report to Stockholders for the year ended September 30, 2000 for financial information about the Company's segments.

C.       NARRATIVE DESCRIPTION OF BUSINESS

Principal Services:

The  Company's   operations  are  organized  into  three  reportable  groups  of businesses. These groups are Leasing, Services and Comdisco Ventures group.

The following is a narrative description of the Leasing and Services businesses.

 Leasing:

General: Leasing and remarketing services for distributed computing systems (servers, workstations, PCs, local area networks and other high technology equipment), acquisition management and expenditure tracking and other services that facilitate equipment procurement and expense tracking. The rental rate and all other transaction terms are individually negotiated with customers. The leased equipment is owned by Comdisco which purchased the equipment from a variety of manufacturers.

Substantially all equipment leases that Comdisco originates have specified non-cancelable initial terms ranging from two to five years. The general terms and conditions of all of its leases are substantially similar and are embodied in a master lease agreement. For each lessee, the lease term, rent interval, lease rate factor and other specific terms for each piece of leased equipment are set forth on equipment schedules, which also incorporate the terms and conditions of its master lease agreement.

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

Industry Specific: Leasing and remarketing, asset management and reconditioning services for industry specific equipment, including semiconductor manufacturers, telecommunication and pharmaceutical companies.

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


Services:

Continuity Services: The Company provides multi-vendor, multi-platform continuous availability and global continuity solutions. These services include continuity services for mission critical data, business function availability and network recovery.

These services also include consulting services in continuity planning, recovery program management, network services and data protection, and other related data processing services throughout the United States, Canada and Europe. Comdisco's services are designed to help customers avoid and minimize the impact of a significant interruption to critical business functions as a result of the inaccessibility to the customer's data processing facility, communications network(s) or workstations.

The Company provides high availability infrastructure for use by customers whenever they are unable to operate or communicate with their computer facilities. These high availability services, which include rapid recovery, electronic vaulting, disk mirroring, remote journaling and database shadowing, are provided through fully equipped and operational computer sites known as "hot-sites" where customers restore critical applications using Comdisco's installed equipment. For long-term recoveries, the Company offers complete mobile recovery functions.

Comdisco provides business continuity services to users of, among others, Digital Equipment Corporation, Hitachi Data Systems, IBM (and compatible), EMC Storage Systems, Hewlett Packard, Sequent, Stratus, Sun Micro Systems, Tandem and Unisys equipment. Capabilities also include client/server platforms and midrange systems.

Comdisco's solutions for network recovery are facilitated by CCSNET, a private high-speed network. Through CCSNET, the company provides recovery of voice, data and image communications via redundant communications links and streamlined access between a customers' site and the company's Technology Service Centers.

The Company also operates recovery centers throughout North America to provide business function availability (also referred to as "work-group recovery services" and enhance remote operations capabilities.

These centers are located in the United States and Canada and are linked together by CCSNET with the Company's Technology Service Centers and, in many cases, the customer. Most Technology Service Centers also include workstation and/or desktop recovery, voice, and network capabilities.

Of the Company's approximately thirty-six continuity locations, nine serve as data center recovery environments providing hot site and/or shell site services. These nine regional recovery centers serve major commercial centers, including New York, Chicago, Northern and Southern California, Texas, Georgia, Pennsylvania and a center located in Toronto, Canada. Each recovery center has at least one hot site or CCC and includes telecommunications capabilities, conference rooms, office space, support areas, and appropriate on-site technical personnel. Comdisco believes it operates one of the largest communications networks in North America.

Managed Network Services: Comdisco Network Services offers network assessment, design, implementation, help desk and professional management services designed to reduce the total cost of network technology. The Company's customer base is primarily North American-based enterprises as its monitoring and on-site support capabilities are predominantly within the United States.

Web-Availability Solutions: The Company provides web hosting, including production hosting for both primary and alternate sites. The Company's solutions include multi-site protection of a customers data, servers, network and applications. The Company offers continuous web-availability to ensure a continuous web presence. The Company also addresses the challenges of managing through peak demand periods via a shared infrastructure service.

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

In PCs, workstations, electronics, healthcare and telecommunications, the Company believes it competes with the manufacturers and their captive leasing companies and approximately three significant leasing companies, as well as banks and other lessors and financial and lending institutions throughout the United States and Canada. In Web-hosting, the Company believes that its major domestic competitors are IBM and Exodus. In its other services, the Company competes with manufacturers and other national and regional consulting and services organizations.

In continuity services, the Company believes that its major domestic competitors are IBM and SunGard Data Systems, Inc. Additionally, it competes with regional firms in the domestic, Canadian and European marketplace, which provide contract continuity services, and that it is the largest international provider of such services.

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

The Company currently believes that the amount of backlog orders is not material to an understanding of the Company's business.

Because of the nature of the Company's business, the Company is not required to carry significant amounts of inventory either for delivery requirements or to assure continuous availability of goods from suppliers.

At September 30, 2000, the Company had approximately 3,500 full-time employees.

Comdisco Ventures group:

The following is a narrative description of the Comdisco Ventures group business:

Overview

Comdisco Ventures group provides venture leases, venture debt and direct equity financing to venture capital-backed companies. Venture leases are leases with warrants that compensate Comdisco Ventures group for providing equipment leases with terms having lower periodic cash costs than leases or loans without warrants. Similarly, venture debt is a high-risk loan with warrants or a conversion-to-equity feature with more flexible terms, having lower periodic cash costs and security conditions, than more traditional debt financing. Direct equity financings involve Comdisco Ventures group's purchase of convertible preferred stock and common stock from its customers. Comdisco Ventures group also provides other ancillary financings, including convertible debt, bridge loans, expansion loans, acquisition financings and landlord guarantees.

Comdisco Ventures group's relationships with established venture capital firms help it identify what it believes are the best positioned companies in the most attractive high-growth industries. Comdisco Ventures group offers companies a broad range of equity-linked financing products, which complement equity from venture capital firms and debt from venture-oriented banks and asset-based lenders.

Comdisco  Ventures  group was  formed in 1987,  and since  that  time,  Comdisco
Ventures group has invested more than $3.0 billion in venture debt, venture leasing and equity financing to over nine hundred venture-backed companies. Of the companies Comdisco Ventures group has helped finance, over one hundred fifty have gone public and over two hundred have been acquired. During the last three years, some of Comdisco Ventures group's notable customers include Ariba Technologies, Ask Jeeves, Avici Systems, Copper Mountain Networks, Corvis, Critical Path, e-Loan, e.Piphany, Extreme Networks, Gadzoox, Handspring, Inktomi, Next Card, Northpoint Communications, Siara Systems, and StratumOne.


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

     o Late stage capital to provide financial flexibility to deal with the uncertainty of a liquidity event such as an initial public offering or the sale of the company; and

As a result of the specialized nature of venture leases and venture debt, Comdisco Ventures group must have expertise in technology-related industry sectors, access to capital, the ability to assess risk, relationships with venture capital firms, access to deal flow, and the ability to structure transactions appropriately.


Markets

Comdisco Ventures group focuses its activities on what it believes are the most attractive emerging industries. Within these industries, Comdisco Ventures group leverages its industry knowledge and strong relationships to provide financing to the most promising emerging companies. Comdisco Ventures group identified the following common characteristics of potential customers, which help to guide financing decisions:

          Growth. Comdisco Ventures group seeks to fund customers that have or are projected to have significant and sustainable growth in their business operations and industry sectors.

          Foreseeable Liquidity Event. Prior to entering into a commitment with a customer, Comdisco Ventures group reviews the likelihood of a liquidity event in a time frame acceptable to us and estimate the fair market value, which could be realized from such a liquidity event. Typical liquidity events include an initial public offering or a sale of the company. Liquidity events historically have enhanced the value of Comdisco Ventures group's equity-linked and equity interests in many cases.

Comdisco Ventures group currently offers a broad range of financing alternatives to venture capital-backed companies. The success of Comdisco Ventures group has been fueled, in part, by its ability to understand the capital needs of its customers and to develop and customize attractive financings to meet those needs. Its initial venture lease products have evolved and expanded over time.


Comdisco Ventures group generally receives warrants to purchase equity securities or the right to convert some of the debt into equity securities of the customer in connection with the lease and debt financings. Warrants typically represent less than 10% of the customer's ownership at the date of origination. The terms of the warrants or equity conversion, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each customer, and will likely be affected by the price and terms of securities issued by the customer to its venture capitalists and other holders. Based upon its past experience, it is anticipated that most warrants will be exercisable for a term of three to ten years. The equity securities for which the warrant will be exercised generally will be convertible preferred stock or common stock (of which there may be one or more classes).

Venture Leasing

Comdisco Ventures group's equipment-based lease and loan activities consist primarily of the direct origination of non-cancelable, full-payout leases. These leases cover a variety of equipment including computers, servers and other information technology equipment, laboratory and scientific equipment, testing equipment, production equipment and software. The rental rate and all other transaction terms are individually negotiated with Comdisco Ventures group's customers. The leased equipment is owned by Comdisco Ventures group through Comdisco, which in turn purchased the equipment from a variety of manufacturers.

Substantially all equipment leases that Comdisco Ventures group originates have specified non-cancelable initial terms ranging from two to five years. The general terms and conditions of all of its leases are substantially similar and are embodied in a master lease agreement. For each lessee, the lease term, rent interval, lease rate factor and other specific terms for each piece of leased equipment are set forth on equipment schedules, which also incorporate the terms and conditions of its master lease agreement.

During fiscal 2000 and 1999, Comdisco Ventures group originated leases through approximately 340 and 230 separate transactions, respectively, representing total commitments of approximately $738 million and $332 million, respectively.

Venture Debt

Comdisco Ventures group's venture debt activities consist primarily of the direct origination of debt financings to customers pursuant to subordinated, secured loan agreements. These loans bear fixed interest rates over the prime rate and are usually repaid in thirty-six monthly installments. Typically, the customer makes several months of interest-only payments, the balance representing installments of principal and interest. In addition, fees may be paid at closing.

These subordinated loans typically have been secured by a lien on all of the borrower's assets, which, in most cases, is subordinated to the lien of the borrower's senior lenders. Loan documents usually contain cross-default provisions linked to any defaults by the customer on any debt outstanding and may have specific provisions governing future financing or pledging of assets.

During fiscal 2000 and 1999, Comdisco Ventures group originated subordinated loans through approximately one hundred seventy and one hundred forty-five separate transactions, respectively, representing total commitments of approximately $638 million and $367 million, respectively.

Direct Equity Investments

Comdisco Ventures group provides equity financing to customers by directly purchasing common or preferred convertible stock. Comdisco Ventures group generally purchases equity at a valuation based on the most recent financing round to venture capitalists or, as applicable, a current or contemplated financing round.

During fiscal 2000 and 1999, Comdisco Ventures group made direct equity investments with approximately two hundred and ninety customers, representing $145 million and $40 million, respectively.

The following table shows total new lease, debt and equity commitments for Comdisco Ventures group in the last five years.

                            Total New Commitments By Year-Last 5 Years
                                      (Dollars in Millions)
                        ------------------------------------------------

                          1996      1997      1998      1999       2000
                        ------     -----    ------    ------    --------
Leases ...........      $103.5    $144.3    $220.6    $332.1    $  773.7
Debt .............         7.5      19.5      67.7     367.1       637.7
Equity ...........         3.1       3.7       7.4      39.0       139.3
                        ------    ------    ------    ------    --------
Total ............      $114.1    $167.5    $295.7    $738.2    $1,550.7
                        ======    ======    ======    ======    ========

--------------------------------------------------------------------------------

The following table shows the 15 largest original commitments for Comdisco Ventures group at September 30, 2000

               15 Largest Commitments
               ----------------------
Company                              Industry Sector
-------                              ---------------
Avici Systems, Inc.                  Communications & Networking
Blue Nile, Inc.                      Internet
Cereva Networks, Inc.                Computer Hardware & Semiconductors
Chorum Technologies, Inc.            Communications & Networking
Corio, Inc.                          Software  & Computer Services
eConvergent, Inc.                    Software  & Computer Services
HomeGrocer.com                       Internet
living.com, Inc.                     Internet
New Edge Networks, Inc.              Communications & Networking
Oresis Communications, Inc.          Communications & Networking
OurHouse.com                         Internet
Silicon Access Technology, Inc.      Computer Hardware & Semiconductors
Telegis Networks, Inc.               Communications & Networking
Telocity, Inc.                       Communications & Networking
Urban Media, Inc.                    Communications & Networking

Comdisco Ventures group tries to avoid concentrating its financing risk in a few customers. Comdisco Ventures group's commitment of approximately $25 million to living.com, Inc. is the largest commitment Comdisco Ventures group has made to any single customer. On August 29, 2000, living.com filed for Chapter 11 reorganization under the federal bankruptcy laws. In addition, other business-to-consumer companies such as HomeGrocer.com have experienced reduced access to capital markets which has put pressure on their liquidity. In determining its allowance for credit losses, Comdisco Ventures group takes into account these industry issues. At September 30, 2000 no commitment to any single customer represents more than 2% of Comdisco Ventures group's total assets.

As of September 30, 2000, Comdisco Ventures group current public equity holdings had a market value of $845 million and represented ownership in 70 companies. The 10 largest equity holdings represented 80% of the total of these holdings and was composed of the following companies:

                  Largest Public Equity Stakes held by Comdisco
                     Ventures group as of September 30, 2000
                           based on Fair Market Value
                  ---------------------------------------------

Company                              Industry Sector
-------                              ---------------
Avici Systems, Inc.                  Communications & Networking

Ciena Corporation 1                  Software  & Computer Services

Corvis Corporation                   Communications & Networking

Equinix, Inc.                        Communications & Networking

Handspring, Inc.                     Computer Hardware & Semiconductors

Niku Corporation                     Software  & Computer Services

ONI Systems Corp (formerly Optical   Communications & Networking
Networks, Inc.)

Quantum Effect Devices, Inc.         Computer Hardware & Semiconductors

Redback Networks, Inc. 2             Communications & Networking

Turnstone Systems, Inc.              Communications & Networking

----------

                1   Comdisco   Ventures   group    received    shares  in  Ciena
                Corporation, as a result of that company's purchase of Lightera Networks, Inc.

                2 Comdisco Ventures group received shares in Redback Networks, Inc. as a result of that company's purchase of Siara Systems, Inc.


In addition to its public equity holdings at September 30, 2000, Comdisco Ventures group held warrants and other equity positions in approximately 475 private companies.

Competition

Comdisco Ventures group's primary competitors include financial institutions, equipment lessors and manufacturers, venture capital firms and non-traditional lenders that provide debt and/or equity financing to emerging, high technology companies. Comdisco Ventures group believes that it competes effectively with these competitors based on creative and innovative deal structuring, flexibility, reputation, quality of service, timely credit analysis and timely decision-making.

Employees

As of September 30, 2000, Comdisco Ventures group employed 51 people on a full time basis-- 16 personnel were involved in marketing and sales, 32 were in processing, servicing and administrative support and 3 were executive employees. No employees are represented by a labor union.

Legal Proceedings

Comdisco Ventures group is not currently a party to any material litigation.

Additional Information

FOR INFORMATIONAL PURPOSES ONLY, Comdisco Ventures group financial statements are attached to this Form 10-K as Exhibit 99.01. These statements are not incorporated by reference in this or any other filing with the Securities and Exchange Commission. THESE STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE COMDISCO, INC. CONSOLIDATED FINANCIAL STATEMENTS AND THIS INFORMATION IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS

D.       FINANCIAL   INFORMATION   ABOUT   FOREIGN   AND DOMESTIC OPERATIONS AND
         EXPORT SALES

See Note 18 of Notes to Consolidated Financial Statements for information about foreign and domestic operations.

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

The Company's continuity services group presently occupies eight recovery centers owned by the Company, including 151,000 square feet in Illinois, 34,000 square feet in Texas, 140,000 square feet in Georgia (opened in fiscal 2000), 56,000 square feet in Toronto, Canada, two recovery centers each in New Jersey of 81,000 and 72,000 square feet (see construction in progress, below), and California of 52,000 and 38,000 square feet. The Company's continuity services group also leases 255,000, 14,000 and 10,000 square feet in New Jersey, Missouri, and Canada, respectively. In addition, the continuity services group leases space throughout North America for work area recovery. Existing
Company-owned facilities can be enlarged and expanded to support additional growth. The Company's continuity services division also owns and leases facilities in several European countries.

Construction in progress: The Company is currently building a new facility in Freemont, California for its Web-hosting services. This facility is scheduled to become operational in the first half of calendar 2001. It will be approximately 96,000 square feet of leased spaced. The Company is also building a new 302, 000 square feet leased facility in New Jersey to replace its existing New Jersey facilities.

Comdisco Ventures group principal executive offices are located and its venture leasing and venture debt activities are conducted at 3000 Sand Hill Road, Menlo Park, California. Comdisco Ventures group leases office space at the following locations:



Location                Square Footage Leased
--------                ---------------------
Menlo Park, CA                         3,685
Palo Alto, CA                          4,518
Waltham, MA                            2,393
Rosemont, IL                           2,066

Comdisco Ventures group believes its current facilities are adequate for its existing needs and that additional, suitable space will be available as required.

The Company's electronics group leases approximately 68,000 square feet in San Jose, California, to be used primarily for equipment demonstration, maintenance and storage.

Item 3.  Legal Proceedings

No material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended September 30, 2000.

PART II.

Item 5.  Market for  the  Registrant's  Common  Equity  and  Related Stockholder
         Matters

COMDISCO VENTURES GROUP STOCK AND COMDISCO GROUP STOCK

At a special meeting of stockholders on April 20, 2000, the Company's stockholders approved the Company's tracking stock proposal, which authorized the Company to amend and restate its current certificate of incorporation as of May 4, 2000 to: increase the total authorized shares of common stock from 750,000,000 to 1,800,000,000; authorized the board of directors to issue common stock in multiple series, with the initial series of common stock being Comdisco stock and Comdisco Ventures stock; and reclassified each outstanding share of existing common stock as one share of Comdisco stock. No Comdisco Ventures stock has been issued to date.

STOCK SPLIT

On April 22, 1998, the Board of Directors authorized a two-for-one split of the Company's common stock to be distributed on June 15, 1998, to holders of record on May 22, 1998. Accordingly, all references in the Company's Annual Report to Stockholders for the year ended September 30, 2000 and the Company's Annual Report on Form 10-K for the year ended September 30, 2000 to common share data have been adjusted to reflect the split.

PRICE RANGE OF COMMON STOCK

Price Range of Common Stock on page 64 of the Annual Report to Stockholders for the year ended September 30, 2000 is incorporated herein by reference.

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

COMMON STOCK REPURCHASE PROGRAM

The Company has an on-going common stock repurchase program. During fiscal 2000 and 1999, the Company purchased four million shares at an aggregate cost of $91 million and five million shares at an aggregate cost of $82 million, respectively.

SHAREHOLDER RIGHTS PLAN

The Company has issued and will issue preferred stock purchase rights to all holders of its common stock under a rights agreement amended and restated as of May 4, 2000, between Comdisco and ChaseMellon Shareholder Services L.L.C., as rights agent. The restated rights agreement provides that:

o each right in effect at the date of restatement be redesignated as a Comdisco group stock right, which will continue to allow holders of outstanding Comdisco group stock to purchase shares of the Company's Series C junior participating preferred stock if a distribution date (as defined in the rights agreement) occurs;

o for each share of Comdisco group stock issued between the date of the restated rights agreement and the expiration date of the rights, the Company will issue one Comdisco group stock right which will allow holders to purchase shares of the Company's Series C junior participating preferred stock if a distribution date occurs; and

o for each share of Comdisco Ventures group stock issued between the date of the restated rights agreement and the expiration date of the rights, the Company will issue one Comdisco Ventures group stock right which will allow holders to purchase share of the Company's Series D junior participating preferred stock if a distribution date occurs.

The rights expire on November 17, 2007.

The amended and restated rights agreement and related forms of the rights certificates was filed as Exhibit 4.1 with the Company's Current Report on Form 8-K, filed on June 13, 2000, File No. 1-7725. The foregoing description of the shareholder rights plan does not purport to be complete and is qualified in its entirety by reference to such exhibit.

DIVIDENDS

The Company has paid cash dividends quarterly since February 1979. Cash dividends paid on common stock were $16 million and $15 million in fiscal 2000 and fiscal 1999, respectively. The most recently declared quarterly common stock cash dividend, $.025 per share, was paid on December 11, 2000 to stockholders of record on November 10, 2000. There are no contractual restrictions on the Company's present or future ability to pay common dividends, except its agreement to maintain a debt to net worth ratio pursuant to, and certain other limitations contained in, the Company's multi-option and global revolving credit agreements, none of which have any current application.

The Company is permitted to pay dividends on Comdisco group stock out of assets of Comdisco legally available for the payment of dividends, but the total amounts paid as dividends on Comdisco group stock cannot exceed the available dividend amount for Comdisco group as described in the Company's charter.

The Company expects to continue its policy of paying regular cash dividends on its Comdisco group stock, although there is no assurance as to future dividends because they are dependent upon the Company's profit levels and capital requirements as well as financial and other conditions existing at the time. Common stock cash dividends paid were $.10 per share in fiscal 2000 and fiscal 1999. The Company does not expect to pay dividends on Comdisco Ventures stock.

Item 6.  Selected Financial Data

Six Year Summary on pages 22 and 23 of the Annual Report to Stockholders for the fiscal year ended September 30, 2000 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 34 of the Annual Report to Stockholders for the fiscal year ended September 30, 2000 is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Qualitative Information About Market Risk on pages 33 and 34 of the Annual Report to Stockholders for the fiscal year ended September 30, 2000 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements on pages 35 through 60 of the Annual Report to Stockholders for the fiscal year ended September 30, 2000 is incorporated herein by reference. Quarterly Financial Data on page 55 of the Annual Report to Stockholders for the fiscal year ended September 30, 2000 is incorporated herein by reference.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on   Accounting and
         Financial Disclosure.

None.

PART III.

Item 10.  Directors and Executive Officers of Registrant

The information relating to Directors and Executive Officers of Registrant contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 2000 is incorporated herein by reference.

Item 11.  Executive Compensation

The information relating to Executive Compensation contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 2000 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information relating to Security Ownership of Certain Beneficial Owners and Management contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 2000 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information relating to Certain Relationships and Related Transactions contained in the Company's definitive Proxy Statement filed within one hundred twenty days of the last day of the year ended September 30, 2000 is incorporated herein by reference.

PART IV.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1) and (a)(2)          Certain Documents Filed as Part of the Form 10-K:

                           The financial statements, including the supporting schedule, listed in the Index to Financial Statements and Financial Statement Schedule are filed as part of this Form 10-K on page 26.

(a)(3) Exhibits:
                           See Index to Exhibits filed as part of this Form 10-K on pages 29 through 32.

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

                                                       COMDISCO, INC.

DATE: December 20, 2000                                By: /S/ DAVID J. KEENAN
                                                       -----------------------
                                                       David J. Keenan
                                                       Senior Vice President and
                                                       Corporate Controller


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

/S/  ROBERT A. BARDAGY                                 /S/  THOMAS H. PATRICK
Robert A. Bardagy                                      Thomas H. Patrick
Director                                               Director

/S/  HARRY M. JANSEN KRAEMER, JR.                      /S/  RICK KASH
Harry M. Jansen Kraemer, Jr.                           Rick Kash
Director                                               Director

/S/  C. KEITH HARTLEY                                  /S/  CAROLYN L. MURPHY
C. Keith Hartley                                       Carolyn L. Murphy
Director                                               Director

                                                 Each of the above signatures is
                                                 affixed as of December 20, 2000

Comdisco, Inc. and Subsidiaries

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements and notes to consolidated financial statements of Comdisco, Inc. and Subsidiaries and related Independent Auditors' Report, included in the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2000, are incorporated by reference in Item 8:

                                                                   Annual Report
                                                                     Page Number
                                                                   -------------


Consolidated Statements of Earnings --
  Years Ended September 30, 2000, 1999 and 1998 .......................   35

Consolidated Balance Sheets -- September 30, 2000 and 1999 ............   36

Consolidated Statements of Stockholders' Equity --
  Years Ended September 30, 2000, 1999 and 1998 .......................   37

Consolidated Statements of Cash Flows --
  Years Ended September 30, 2000, 1999 and 1998 ....................... 38-39

Notes to Consolidated Financial Statements ............................ 40-60

Independent Auditors' Report ..........................................   61


The following consolidated financial statement schedule of Comdisco, Inc. and Subsidiaries is included in Item 14(d):
                                                                       Form 10-K
                                                                     Page Number
                                                                     -----------

Schedule  II -- Valuation and Qualifying Accounts  ....................   38



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

[KPMG LLP Letterhead]

                          Independent Auditors' Report


The Board of Directors and Stockholders
Comdisco, Inc.:

Under date of November 7, 2000, we reported on the consolidated balance sheets of Comdisco, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2000, as contained in the 2000 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended September 30, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 /s/  KPMG LLP


Chicago, Illinois
November 7, 2000

Comdisco, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended September 30, 2000
(in millions)

                                                           Additions
                                        Balance at        charged to                      Balance at
                                         beginning         costs and                          end
       Description                       of period         expenses           Other        of period
 -------------------                     ---------         --------           -----        ---------


Year ended September 30, 1998:
Allowance for
  doubtful accounts                       $22               $12             $(10)<F1>          $24
                                          ===               ===             =====              ===

Year ended September 30, 1999:
Allowance for
  doubtful accounts                       $24               $41            $ (22)<F1>          $43
                                          ===               ===            ======              ===

Year ended September 30, 2000:
Allowance for
  doubtful accounts                       $43              $156             $(75)<F1>         $124
                                          ===              ====             =====             ====



<F1> Write off of receivables net of recoveries.

Comdisco, Inc. and Subsidiaries
INDEX TO EXHIBITS

       Exhibit No.                       Description of Exhibit

            3.01       Amended and Restated  Certificate  of  Incorporation   of
                       Registrant filed with the Secretary of State of Delaware on May 4, 2000

                               Incorporated by reference to Exhibit 3.1 filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2000, as filed with the Commission May 14, 2000, File No. 1-7725.

            3.02       By-Laws of Registrant dated November 4, 2000


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

                               Incorporated by reference to Exhibit 10.09 filed with the Company's Annual Report for the year ended September 30, 1992 on Form 10-K, File No. 1-7725

           10.09       1995 Long-Term Stock Ownership Incentive Plan

                               Incorporated by reference to Exhibit 10.13 filed with the Company's Annual Report for the year ended September 30, 1996 on Form 10-K, File No. 1-7725.

           10.10       Amended and Restated 1998 Employee Stock Purchase Plan

                               Incorporated by reference to Exhibit 10.01 to the Company's Proxy Statement on Schedule 14A dated March 20, 2000

         Exhibit No.                     Description of Exhibit

           10.11       Amended   and   Restated  International   Employee  Stock
                       Purchase Plan

                               Incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q, File No. 1-7725.

           10.12       Amended and  Restated Long-Term Stock Ownership Incentive
                       Plan

                               Incorporated by reference to Annex IV to the Company's Proxy Statement on Schedule 14A dated March 20, 2000

           10.13 Amendment to the 1995 Long-Term Stock Ownership Incentive Plan; 1992 Long-Term Stock Ownership Incentive Plan; 1991 Stock Option Plan; 1987 Stock Option Plan; 1981 Stock Option Plan; 1996 Non-Employee Director Stock Option Plan; and 1989 Non-Employee Director Stock Option Plan, each dated November 3, 1999.

                               Incorporated by reference to Exhibit 10.13 filed with the Company's Annual Report for the year ended September 30, 1999 on Form 10-K, File No. 1-7725

           10.14 Amended and Restated 1999 Non-Employee Directors Stock Option Plan

                               Incorporated by reference to Annex V to the Company's Proxy Statement on Schedule 14A, dated March 20, 2000, as filed with the Commission on March 20, 2000, File No. 1-7725

           10.15      Management Compensation Arrangements and Plans

           11.00      Computation of Earnings Per Share

           12.00      Ratio of Earnings to Fixed Charges

           13.00      Annual Report to Security Holders

                               Six Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements on pages 24 through 53 and the
                               Quarterly Financial Data on page 52 and the Independent Auditors' Report on page 54 of the Annual Report to security holders for the fiscal year ended September 30, 2000 have been incorporated by reference as part of this Form 10-K.

           21.00       Subsidiaries of Registrant

           23.01       Consent of KPMG LLP dated December 20, 2000

           27.0        Financial Data Schedule


           99.01       Financial Statements of Comdisco Ventures group

                              These financial statements are filed with this Annual Report on Form 10-K for informational purposes only and are not incorporated by reference in this or any other filing with the Securities and Exchange Commission.