Form 10-Q
period 2000-12-31
COMDISCO INC
filed 2001-02-14
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q
                       -----------------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2000

                                       or

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


                           Name of each                    Number of shares
Title of                   exchange on                     outstanding as of
each class                 which registered                December 31, 2000
----------                 ----------------                -----------------

Comdisco Stock,            New York Stock Exchange            151,415,848
$.10 par value             Chicago Stock Exchange

Comdisco Ventures Stock,          N/A                              -
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

         Consolidated Statements of Earnings --
          Three Months Ended December 31, 2000 and 1999........................4

         Consolidated Balance Sheets --
          December 31, 2000 and September 30, 2000.............................5

         Consolidated Statements of Cash Flows --
          Three Months Ended December 31, 2000 and 1999........................6

         Notes to Consolidated Financial Statements............................8


Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations. ..........................................16


Item 3. Quantitative and Qualitative Disclosures about Market Risk............28


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.....................................................29

Item 4. Submission of Matters to a Vote of Security Holders...................29

Item 6. Exhibits and Reports on Form 8-K......................................31

SIGNATURES....................................................................33

Note on Forward Looking Statements
The company believes that certain statements herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, and the company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead," "we are confident," "should be," "will be," "predicted," "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the company's operations and business environment which may cause the actual results of the company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, those risk factors set forth generally throughout the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and specifically under "Risk Factors" and should be read in conjunction with the company's Annual Report on Form 10-K dated December 20, 2000, for the year ended September 30, 2000, under "Investment Considerations".

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
(in millions except per share data)
                                                          Three Months Ended
                                                              December 31,
                                                         --------------------
                                                             2000       1999
                                                         ---------  ---------
Revenue
Leasing
     Operating .......................................... $  391     $  434
     Direct financing ...................................     46         43
     Sales-type .........................................     42         78
                                                          -------    -------
        Total leasing ...................................    479        555

Sales ...................................................     72         68
Technology services .....................................    162        147
Other ...................................................    196        106
                                                          -------    -------
        Total revenue ...................................    909        876
                                                          -------    -------
Costs and expenses
Leasing
     Operating ..........................................    310        351
     Sales-type .........................................     25         60
                                                          -------    -------
        Total leasing ...................................    335        411

Sales ...................................................     49         50
Technology services .....................................    157        125
Selling, general and administrative .....................    132        115
Interest.................................................    101         84
                                                          -------    -------
     Total costs and expenses ...........................    774        785
                                                          =======    =======
Earnings from continuing operations before income
  taxes and cumulative effect of change in
  accounting principle ..................................    135         91
Income taxes ............................................     49         32
                                                          -------    -------
Earnings from continuing operations before
  cumulative effect of change in accounting
  principle .............................................     86         59
Loss from discontinued operations, net of tax............     --        (17)
                                                          -------    -------
Earnings before cumulative effect of change in
  accounting principle ..................................     86         42
Cumulative effect of change in accounting principle,
  net of tax.............................................      2         --
                                                          -------    -------
Net earnings ............................................ $   88     $   42
                                                          =======    =======

Basic earnings per common share:
  Earnings from continuing operations ................... $ 0.57     $ 0.38
  Loss from discontinued operations......................     --      (0.11)
  Cumulative effect of change in accounting principle....   0.01         --
                                                          -------    -------
  Net earnings .......................................... $ 0.58     $ 0.27
                                                          =======    =======
Diluted earnings per common share:
  Earnings from continuing operations ................... $ 0.55     $ 0.36
  Loss from discontinued operations......................     --      (0.10)
  Cumulative effect of change in accounting principle....   0.01         --
                                                          -------    -------
  Net earnings .......................................... $ 0.56     $ 0.26
                                                          =======    =======
Common shares outstanding
       Average common shares outstanding--basic .........    152        152
                                                          =======    =======
       Average common shares oustanding--diluted ........    156        162
                                                          =======    =======


See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)

                                                           December 31,   September 30,
                                                              2000            2000
                                                           ------------   -------------
ASSETS                                                     (unaudited)      (audited)
Cash and cash equivalents ............................      $   383        $   316
Cash - legally restricted ............................           68             54
Receivables, net .....................................        1,135          1,181
Inventory of equipment ...............................          121            127
Leased assets:
  Direct financing and sales-type ....................        2,180          2,316
  Operating (net of accumulated depreciation) ........        3,303          3,161
                                                            --------       --------
    Net leased assets ................................        5,483          5,477
Property, plant and equipment, net ...................          224            287
Equity securities ....................................          444            899
Other assets .........................................          414            413
                                                            --------       --------
                                                            $ 8,272        $ 8,754
                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable ........................................      $ 1,244        $ 1,314
Term notes payable ...................................          718            695
Senior notes .........................................        3,183          3,452
Accounts payable .....................................          214            182
Income taxes .........................................          286            415
Other liabilities ....................................          625            688
Discounted lease rentals .............................        1,037            794
                                                            --------       --------
                                                              7,307          7,540
                                                            --------       --------
Stockholders' equity:
  Preferred stock $.10 par value
    Authorized 100,000,000 shares; Series C
    and Series D......................................           --             --
  Comdisco stock $.10 par value
    Authorized 750,000,000 shares;
    issued 225,072,901 shares
   (225,151,420 at September 30, 2000) ...............           23             23
  Comdisco Ventures stock $.10 par value
    Authorized 750,000,000 shares (none issued).......           --             --
  Additional paid-in capital .........................          361            360
  Accumulated other comprehensive income .............           30            317
  Retained earnings ..................................        1,135          1,051
                                                            --------       --------
                                                              1,549          1,751
  Common stock held in treasury, at cost .............         (584)          (537)
                                                            --------       --------
      Total stockholders' equity .....................          965          1,214
                                                            --------       --------
                                                            $ 8,272        $ 8,754
                                                            ========       ========

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the Three Months Ended December 31, 2000 and 1999

                                                               2000       1999
                                                             -------    -------
Cash flows from operating activities:
   Operating lease and other leasing receipts ............   $   369    $   472
   Direct financing and sales-type leasing receipts ......       286        239
   Leasing costs, primarily rentals paid .................        (1)        (5)
   Sales .................................................        99        103
   Sales costs ...........................................       (27)       (29)
   Technology services receipts ..........................       155        138
   Technology services costs .............................      (121)      (114)
   Note receivable receipts ..............................        90         72
   Warrant proceeds ......................................       224         59
   Other revenue .........................................        10         12
   Selling, general and administrative expenses ..........      (116)       (87)
   Interest ..............................................       (65)       (73)
   Income taxes ..........................................        (9)        (2)
                                                             --------   --------
     Net cash provided by continuing operations ..........       894        785
     Net cash used by discontinued operations ............       (49)       (11)
                                                             --------   --------
     Net cash provided by operating activities ...........       845        774
                                                             --------   --------

Cash flows from investing activities:
   Equipment purchased for leasing .......................      (501)      (824)
   Investment in continuity and other service facilities .       (53)       (55)
   Notes receivable ......................................       (77)      (135)
   Equity investments ....................................       (37)       (46)
   Capital expenditures on discontinued operations .......        --        (76)
   Other .................................................        30        (22)
                                                             --------   --------
     Net cash used in investing activities ...............      (638)    (1,158)
                                                             --------   --------

Cash flows from financing activities:
   Discounted lease proceeds .............................       292        118
   Net increase (decrease) in notes and term notes payable       (47)       239
   Issuance of senior notes ..............................        --         25
   Maturities and repurchases of senior notes ............      (275)       (25)
   Principal payments on secured debt ....................       (49)       (87)
   Common stock purchased and placed in treasury .........       (48)       (33)
   Dividends paid on common stock ........................        (4)        (4)
   Issuance of Prism Communication Services common stock          --         10
   Decrease (increase) in legally restricted cash ........       (14)        14
   Other .................................................         5         (8)
                                                             --------   --------
     Net cash provided by (used in) financing activities .      (140)       249
                                                             --------   --------

Net increase (decrease) in cash and cash equivalents .....        67       (135)
Cash and cash equivalents at beginning of period .........       316        361
                                                             --------   --------
Cash and cash equivalents at end of period ...............   $   383    $   226
                                                             ========   ========

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the Three Months Ended December 31, 2000 and 1999

                                                                2000     1999
                                                               ------   ------

Reconciliation of earnings from continuing operations to net cash provided by operating activities:

Earnings from continuing operations ........................   $  86    $  59

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities

    Leasing costs, primarily
      depreciation and amortization ........................     334      406
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals ........     176      227
    Cost of sales ..........................................      22       26
    Technology services costs, primarily
       depreciation and amortization .......................      36       11
    Interest ...............................................      36       11
    Income taxes ...........................................      40       21
    Principal portion of notes receivable ..................      70       60
    Selling, general, and administrative expenses ..........      16       28
    Warrant proceeds in excess of (below) earnings .........      63      (26)
    Other, net .............................................      15      (38)
                                                               ------   ------
           Net cash provided by continuing operations ......     894      785
           Net cash used by discontinued operations ........     (49)     (11)
                                                               ------   ------
           Net cash provided by operating activities .......    $ 845    $ 774
                                                               ======   ======


See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2000 and 1999

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K, for the year ended September 30, 2000. The balance sheet at September 30, 2000 has been derived from the audited financial statements included in the company's Annual Report on Form 10-K, for the year ended September 30, 2000.

On May 4, 2000, the Company created a series of its common stock, designated Comdisco Ventures stock, designed to track the performance of Comdisco Ventures group, its venture financing business. The Company's other series of common stock, designated Comdisco stock, is intended to track the performance of all other businesses of Comdisco.

On February 1, 2001, the Company requested withdrawal of a registration statement it had filed with the SEC relating to the initial public offering of Comdisco Ventures stock, primarily because of continuing unfavorable market conditions. No Comdisco Ventures stock has been issued by the Company to date. Until Comdisco Ventures stock is issued by Comdisco, Comdisco stock will track the performance of all businesses of Comdisco, including Comdisco Ventures group.

Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on October 1, 2000. In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect adjustment of $2 million in current earnings at the date of adoption.


Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings and are not available to other creditors.

2.       Receivables

Receivables include the following as of December 31, 2000 and September 30, 2000 (in millions):

                                                  December     September
                                                     31,          30,
                                                    2000         2000
                                                   -------      -------
Notes ........................................     $  707       $  724
Accounts .....................................        399          378
Unsettled equity transactions ................         23           67
Income taxes .................................         15           15
Other ........................................        127          121
                                                   -------      -------
Total receivables ............................      1,271        1,305
Allowance for credit losses ..................       (136)        (124)
                                                   -------      -------
                                                   $1,135       $1,181
                                                   =======      =======


The company provides loans to privately held venture capital-backed companies in networking, optical networking, software, communications, Internet-based and other industries. The company's loans are generally structured as equipment loans or subordinated loans. Interest income on loans is recorded in the Statements of Earnings as other revenue.

At December 31, 2000 and September 30, 2000, Comdisco Ventures group had venture debt of approximately $692 million and $708 million, respectively. As part of a venture debt transaction, the company receives warrants to purchase an equity interest in its customer, or a conversion option, in each case at a stated exercise price based on the price paid by venture capitalists. Loans provide current income from interest and fees.

Changes in the allowance for credit losses (combined notes and accounts receivable) for the three months ended December 31, 2000 and 1999 were as follows (in millions):
                                                                   Comdisco
                                             Consolidated        Ventures group
                                            ----------------    ----------------
                                               December             December
                                                  31,                 31,
                                             2000      1999      2000      1999
                                            ------    ------    ------    ------
Balance at beginning of period .........    $ 124     $  43     $  95     $  17
Provision for credit losses ............       42        26        38        22
Net credit losses ......................      (30)       (1)      (28)       (1)
                                            ------    ------    ------    ------
Balance at end of period ...............    $ 136     $  68     $ 105     $  38
                                            ======    ======    ======    ======

 3.      Property, Plant and Equipment

Property, plant and equipment consisted of the following assets as of December 31, 2000 and September 30, 2000 (in millions):

                                                            December 31,   September 30,
                                                                2000            2000
                                                            ------------   -------------

Technology services property, plant and equipment
Land ........................................................   $   9          $   9
Buildings ...................................................      51             50
Leasehold improvements ......................................     124            118
Computers and telecom equipment .............................      57             58
Furniture, fixtures and office equipment ....................      35             33
                                                                ------         ------
             Total ..........................................     276            268
Less: Accumulated depreciation and amortization .............    (165)          (160)
                                                                ------         ------
                                                                  111            108
Assets of technology services held for resale, net ..........      11             14
                                                                ------         ------
             Technology services property, plant and
             equipment, net .................................     122            122


Assets of discontinued operations held for resale ...........      40             80

Other property, plant and equipment, net ....................      62             85
                                                                ------         ------
             Total property, plant and equipment, net .......   $ 224          $ 287
                                                                ======         ======

Depreciation and amortization expenses, excluding Prism, were $5 and $4 million during the three months ended December 31, 2000 and 1999, respectively. Depreciation and amortization expenses for Prism, included in the loss from discontinued operations, was $3 million during the three months ended December 31, 1999.

4.       Equity Securities

The company provides financing to privately held companies, in networking, optical networking, software, communications, Internet-based and other industries through the purchase of equity securities. Substantially all of these investments are made by Comdisco Ventures group. For equity investments which are non-quoted investments, the company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The company identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired. During fiscal year 2001, certain of these investments in privately held companies became available-for-sale securities when the issuers completed initial public offerings.

Equity securities at December 31, 2000 were as follows (in millions):

                                                               Gross           Gross
                                                             unrealized      unrealized      Market
                                                 Cost          gains           losses        value
                                              ---------    --------------  --------------  ----------
Comdisco Ventures group public
  holdings and other strategic
  investments...........................      $     15     $        181    $        (3)    $     193
Preferred stock and other equity........           251               --             --           251
                                              ---------    --------------  --------------  ----------
                                              $    266     $        181    $        (3)    $     444
                                              =========    ==============  ==============  ==========


Equity securities at September 30, 2000 were as follows (in millions):

                                                               Gross           Gross
                                                             unrealized      unrealized      Market
                                                 Cost          gains           losses        value
                                              ---------    --------------  --------------  ----------
Comdisco Ventures group public
  holdings and other strategic
  investments...........................      $     34     $        653    $        (4)    $     683
Preferred stock and other equity........           216               --             --           216
                                              ---------    --------------  --------------  ----------
                                              $    250     $        653    $        (4)    $     899
                                              =========    ==============  ==============  ==========


Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated other comprehensive income. Net realized gains from the sales of equity investments were $64 million during the first three months of fiscal 2001 compared to $49 million in the year earlier period. Gross realized gains from the sale of equity securities were $66 million and $54 million during the first three months of fiscal 2001 and fiscal 2000, respectively. Net realized gains are included in other revenue.

The company records the proceeds received from the sale or liquidation of warrants received in conjunction with its lease or other financings as income on the trade date. These proceeds were $97 million during the first three months of fiscal 2001 compared to $36 million in the year earlier period. These amounts are included in other revenue.

5.       Interest-Bearing Liabilities

At December 31, 2000, the company had $1.5 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities.

The average daily borrowings outstanding during the three months ended December 31, 2000 were approximately $6.3 billion, with a related weighted average interest rate of 6.73%. This compares to average daily borrowings during the first three months of fiscal 2000 of approximately $5.4 billion, with a related weighted average interest rate of 6.25%.


6.       Stockholders' Equity

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130-Reporting Comprehensive Income, which requires presentation of comprehensive earnings (net earnings plus all changes in net assets from non-owner sources) and its components in the financial statements.

Other comprehensive earnings (loss) consists of the following (in millions):

                                            Three months ended
                                                December 31,
                                               2000     1999
                                              ------   ------
Foreign currency translation adjustments ..   $  10    $ (16)

Unrealized gains on derivative instruments        4       --

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period ......................    (310)     304
  Reclassification adjustment for gains
   included in earnings before
   income taxes (benefit) .................    (161)     (85)
                                              ------   ------
Net unrealized gains (losses), before
   income taxes (benefit) .................    (471)     219
Income taxes (benefit) ....................    (170)      79
                                              ------   ------
Net unrealized gains (losses) .............    (301)     140
                                              ------   ------
Other comprehensive income (loss) .........    (287)     124
Net earnings ..............................      88       42
                                              ------   ------
Total comprehensive income (loss) .........   $(199)   $ 166
                                              ======   ======
                                      -12-

Accumulated other comprehensive income presented below and in the accompanying balance sheets consists of the accumulated net unrealized loss on foreign currency translation adjustments, the accumulated net unrealized gain on available-for-sale securities, and the unrealized gain on derivative instruments (in millions):

                                                             Unrealized
                                           Foreign            gain on           Unrealized           Accumulated
                                           currency          available-          gain on                other
                                         translation          for-sale          derivative          comprehensive
                                          adjustment         securities        instruments             income
                                         -------------      -------------     ---------------     ------------------
Balance at beginning of period             $ (98)              $ 415             $  --                   $ 317
Current-period change ........                10                (301)                4                    (287)
                                           ------              ------            ------                  ------
Balance at end of period .....             $ (88)              $ 114             $   4                   $  30
                                           ======              ======            ======                  ======


On January 30, 2001, the Board of Directors declared a quarterly cash dividend of $.025 per common share to be paid on March 12, 2001 to holders of record on February 9, 2001.

During the quarter ended December 31, 2000, the company purchased 1,475,000 shares of its common stock at an aggregate cost of approximately $48 million.


7.       Industry Segment and Operations by Geographic Areas

During fiscal 1999, the company adopted SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information." The company evaluates the performance of its operating segments based on earnings before income taxes. Intersegment sales are not significant. Summarized financial information concerning the company's reportable segments for the three months ended December 31, 2000 and 1999 is shown in the following tables (in millions):

                                                               Comdisco
Three months ended                                            Ventures        Discontinued
December 31, 2000                Leasing       Services         group          operations          Total
-----------------              ----------    -----------    ------------    ----------------    ----------
Revenues ....................     $491          $162            $256            $ --               $909
Segment profit ..............       20             5             110              --                135
Investing activities ........      358            53             227              --                638
Depreciation and amortization      277            36              57              --                370



                                                               Comdisco
Three months ended                                            Ventures        Discontinued
December 31, 1999                Leasing       Services         group          operations          Total
-----------------              ----------    -----------    ------------    ----------------    ----------
Revenues ....................     $588          $147            $141            $ --               $  876
Segment profit ..............        8            22              61              --                   91
Investing activities ........      782            55             245              76                1,158
Depreciation and amortization      375            11              28               3                  417


The following table presents total assets for each of the company's reportable segments (in millions):

                             December September
                                31,      30,
                               2000     2000
                             -------   ------
Leasing ...................   $5,956   $5,942
Services ..................      613      586
Comdisco Ventures  group...    1,663    2,141
Discontinued operations ...       40       85
                              ------   ------
Total .....................   $8,272   $8,754
                              ======   ======


The following table presents revenue by geographic location based on the location of the Company's local offices (in millions):

                        Three months ended
                           December 31,
                           2000   1999
                          ------ ------
North America...........   $728   $706
Europe .................    141    140
Pacific Rim ............     40     30
                           -----  -----
Total ..................   $909   $876
                           =====  =====

The following table presents total assets by geographic location based on the location of the asset (in millions):

                            December        September
                               31,              30,
                              2000             2000
                           ---------       -----------

North America ...........  $  6,229        $   6,961
Europe ..................     1,411            1,201
Pacific Rim .............       632              592
                           ---------       -----------
Total                      $  8,272        $   8,754
                           =========       ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Overview
The Company is aligned into three primary business lines: 1) technology services ("Services"); 2) global leasing ("Leasing") and; 3) venture financing ("Comdisco Ventures group").

In addition to originating new equipment lease financing, the company remarkets used equipment from its lease portfolio. Remarketing is the sale or re-lease of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Remarketing activities are comprised of earnings from follow-on leases and gross profit on equipment sales. Remarketing activity, an important factor in quarterly earnings, decreased in the current quarter as compared to the fourth quarter of fiscal 2000. Remarketing activity continues to be an important contributor to quarterly earnings in the near and long term because of the size of the company's lease portfolio. See "Risk Factors" for a discussion of remarketing.


Net Earnings
Net earnings for the three months ended December 31, 2000 were $88 million, or $.56 per diluted common share, as compared to net earnings of $42 million, or $.26 per diluted common share, for the three months ended December 31, 1999. The increase is primarily due to increased earnings by Comdisco Ventures group, offset by lower earnings contributions from Services.

RESULTS OF OPERATIONS

Business
Services: Technology services had pretax earnings of $5 million in the quarter ended December 31, 2000, compared to $22 million in the quarter ended December 31, 1999 and $13 million in the quarter ended September 30, 2000. Both Network services and Web Services, a new service offered by the Company, incurred pretax losses for the three months ended December 31, 2000. In January, 2001, the Company announced it would stop providing managed network services. See "Risk Factors" for a discussion of the factors that may affect earnings contributions from services.

Leasing: Leasing had pretax earnings of $20 million in the three months ended December 31, 2000, compared to $8 million and $28 million the three months ended December 31, 1999 and September 30, 2000, respectively. The increase in pretax earnings contribution from leasing is due to a number of factors, including, but not limited to, a change in the mix of leases written, with a higher percentage of new leases written as direct financing leases and lower costs, primarily personnel costs, associated with the Company's operations. Cost of equipment placed on lease was $521 million during the quarter ended December 31, 2000. This compares to cost of equipment placed on lease of $780 million and $764 million during the quarters ended December 31, 1999 and September 30, 2000, respectively. See below for a discussion of remarketing and "Risk Factors" for a discussion of leasing.

Comdisco Ventures group:

Total new fundings for the three months ended December 31, 2000 and 1999 by product were as follows (in millions):

                                  Three Months Ended
                                         December 31,
                                    2000          1999
                                  --------      --------

Leases ........................   $   116       $    79
Debt ..........................        77           131
Equity ........................        32            36
                                  --------      --------
                                  $   225       $   246
                                  ========      ========

Fundings in the first quarter of fiscal 2001 were primarily for commitments entered into prior to September 30, 2000. As a result of market conditions, the Company has significantly reduced the amount of commitments entered into by Comdisco Ventures group in the current year period.

Three months ended December 31, 2000

Revenue
Total revenue for the three months ended December 31, 2000 was $909 million compared to $876 million in the prior year quarter and $1.0 billion in the quarter ended September 30, 2000. The increase in the current year quarter compared to the year earlier period is due to higher revenues from Comdisco Ventures group. The decrease in total revenue in the quarter ended December 31, 2000 compared to the fourth quarter of fiscal 2000 is primarily due to reduced revenue from remarketing transactions.

Leasing: Total leasing revenue of $479 million for the quarter ended December 31, 2000 represented a decrease of 14% compared to the year earlier period. Total leasing revenue was $645 million in the fourth quarter of fiscal 2000. The decrease in total leasing revenue in the current year period compared to both the year earlier period and the fourth quarter of fiscal 2000 is due to decreases in revenue from operating and sales-type leases. The decrease in operating lease revenue is primarily due to: a) decrease in leasing volume, and;
b) a change in the mix of leases written, with a higher percentage of new leases classified as direct financing leases rather than operating leases. The decrease in leasing volume was primarily due to a decision by the Company to reduce its capital expenditures in response to lowered senior unsecured credit ratings in October, 2000. Sales-type lease revenue decreased 46% in the current year quarter compared to the year earlier quarter and 58% compared to the fourth quarter of fiscal 2000, primarily as a result of a decrease in remarketing transactions. See "Risk Factors" for a discussion of the factors that may affect remarketing activities. To attain its earnings goals for fiscal 2001, earnings contributions from remarketing activities have to be at a level significantly in excess of that achieved in the first quarter of fiscal 2001.

Operating lease revenue minus operating lease cost was $81 million, or 20.7% of operating lease revenue (collectively, the "Operating Lease Margin"), and $83 million, or 19.1% of operating lease revenue, in the three months ended December 31, 2000 and 1999, respectively. The Operating Lease Margin was $83 million, or 20.2% in the quarter ended September 30, 2000. The company expects the Operating Lease Margin to be at or below current levels throughout the remainder of fiscal 2001, depending on the equipment leased and the volume of operating leases. The decrease in operating lease revenue minus operating lease cost in the current year quarter compared to the year earlier quarter is due to the decrease in leasing volume and the change in the mix of leases written. The company expects the growth of the operating lease portfolio to slow as leasing volume decreases and as a result of the mix of leases written. The decrease in New Leases, (as defined in the discussion under "Risk Factors") during the current quarter, has resulted in higher margins on leasing, particularly for operating leases. See "Risk Factors" for a discussion of factors that could affect the Operating Lease Margin.


Services: Revenue from technology services for the three months ended December 31, 2000 and 1999 was $162 million and $147 million, respectively, a 10% increase. Revenue from continuity contracts, which is recognized monthly during the noncancelable continuity contract and is therefore typically recurring and predictable, was approximately $92 million, $89 million and $91 million during the three months ended December 31, 2000 and 1999, and September 30, 2000, respectively, representing approximately 57%, 60% and 57% of technology services revenue.

Comdisco Ventures Group: For the three months ended December 31, 2000 and 1999, Comdisco Ventures group recorded revenue of $ 256 million and $141 million, which represented an increase of 81% over the prior year period. The increase was due to higher revenue from the sale of equity investments, and higher leasing revenue and interest income on venture debt.

Total leasing revenue of $72 million for the three months ended December 31, 2000 represented an increase of 89% over the year earlier period.

Revenue from the sale of equity investments obtained in conjunction with the Company's financing transactions, which is included in "Other revenue" on the Statement of Earnings, was $161 million in the three months ended December 31, 2000 compared to $89 million in the year earlier period. Warrant sale proceeds and capital gains for the three months ended December 31, 2000 and 1999 were as follows (in millions):


                                                             Three Months Ended
                                                                  December 31,
                                                              2000         1999
                                                             ------       ------

Proceeds from the sale of equity securities ..........       $  79        $  56
Less: cost of equity securities ......................         (15)          (3)
                                                             -----        -----
Capital gains ........................................          64           53
Warrant sale proceeds ................................          97           36
                                                             -----        -----

Total ................................................       $ 161        $  89
                                                             =====        =====


During the quarter ended December 31, 2000, approximately ten companies were acquired or merged or completed an initial public offering, compared to thirty-five companies in the prior year period. Comdisco Ventures group records the proceeds from the sale of warrants received in conjunction with its financing transactions as income on the trade date. Historically, Comdisco

Ventures group's general policy has been to sell its equity positions in an orderly manner as soon as possible after a liquidity event. See "Risk Factors" for a discussion of the factors that could affect the timing of, and the amounts received, from the sales of the company's equity interests in these companies.

Other revenue: Other revenue for the three months ended December 31, 2000 and 1999 was $196 million and $106 million, respectively. The components of other revenue were as follows (in millions):


                                                            Three Months Ended
                                                                 December 31,
                                                           2000            1999
                                                          ------          ------
Comdisco Ventures group:
  Sale of equity holdings .....................           $ 161           $  89
  Interest income on notes ....................              20              12
  Other .......................................               1              --
                                                          ------          ------
                                                            182             101
Services and Leasing:
  Equity sales ................................              --              (4)
  Investment income ...........................               8               4
  Other .......................................               6               5
                                                          ------          ------
                                                             14               5
                                                          ------          ------
Total other revenue ...........................           $ 196           $ 106
                                                          ======          ======



Costs and Expenses
Total costs and expenses for the quarter ended December 31, 2000 were $774 million compared to $785 million in the prior year period. Increased costs associated with the Services business, higher selling, general and administrative and interest expenses, were offset by reduced leasing costs compared to the year earlier period.

Leasing costs: Leasing costs totaled $335 million for the three months ended December 31, 2000, compared to $411 million in the year earlier period. The decrease is due to reduced operating lease revenue resulting from the change in the mix of leases written, a reduction in sales-type lease transactions and reduced leasing volume. The decrease in sales-type lease transactions is primarily a result of a decrease in remarketing activities.

Services costs: Services costs were $157 million and $125 million in the three months ended December 31, 2000 and 1999, respectively. The increase is due to higher personnel costs and investment in Web Services.

Selling, general and administrative: Selling, general and administrative expenses totaled $132 million in the quarter ended December 31, 2000 compared to $115 million in the quarter ended December 31, 1999 and $158 million in the quarter ended September 30, 2000. The increase in the current year quarter compared to the year earlier period is primarily due to an increase in bad debt expense. The following table summarizes selling, general and administrative expenses (in millions):

                                                              Three Months Ended
                                                                    December 31,
                                                                     2000   1999
                                                                     ----   ----
Incentive compensation ...........................................   $ 30   $ 33
Other compensation and benefits ..................................     33     31
Outside services .................................................     16     13
Bad debt expense Comdisco Ventures group..........................     38     22
Other bad debt expense ...........................................      4      4
Other expenses ...................................................     11     12
                                                                     ----   ----

                                                                     $132   $115
                                                                     ====   ====


The company expects selling, general and administrative expenses to increase in the second quarter of fiscal 2001 and then decrease in the second half of fiscal 2001. The expected increase in the second quarter will be primarily the result of higher earnings from Comdisco Ventures group in the second fiscal quarter, which will increase incentive compensation costs in that period. Conversely, the Company expects bad debt expense for Comdisco Ventures group to continue to increase, reflecting collectability issues in its ventures portfolio. It is reasonably possible that the collectability factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material bad debt charges in future periods. See "Risk Factors" for a discussion of factors that affect collectability.

Interest expense: Interest expense for the three months ended December 31, 2000 and 1999 totaled $101 and $84 million, respectively. The increase in interest expense in the current year quarter compared to the year earlier quarter is due to higher average daily borrowings resulting from the Company's increased investment in leasing, Comdisco Ventures group and Prism (see "Discontinued Operations") and higher average rates.

The Company borrowed significant amounts to invest in the infrastructure of its discontinued operations. In fiscal 2000, the interest expense associated with these borrowings was included in the loss on discontinued operations. Interest expense on these borrowings for the quarter ended December 31, 2000 was recorded as a component of the loss of from discontinued operations in the year ended September 30, 2000. Subsequent to December 31, 2000 (the wind down date), the interest costs associated with these borrowings will be included in interest expense until such borrowing is paid off by cash flow from continuing operations. Accordingly, the Company expects interest expense to increase significantly throughout the remainder of fiscal 2001.

Discontinued operations: On October 2, 2000, the company's board of directors voted to cease funding ongoing operations of Prism Communication Services, Inc. ("Prism"), a wholly-owned subsidiary. As a result of this decision, the Prism board of directors voted to cease operations and pursue the immediate sale of Prism's assets. As a result of this discontinuance, the company's fourth quarter results for fiscal 2000 reflected after tax charges of $238 million, or $1.49 per share-diluted, for the expected loss on disposal as well as the operating losses on the discontinued operations during the quarter. The estimated loss on disposal represented the Company's estimate of operational losses to be incurred through December 31, 2000 (the wind down date) and the expected losses from the disposition of the assets. The winding down of Prism operations progressed during the quarter ended December 31, 2000. As a result of market conditions, Prism reduced its estimated proceeds from the sale of assets from $80 million to $40 million. Conversely, as a result of these negative market conditions Prism accelerated the process of shutting down its operations, thereby reducing the required operating costs. At December 31, 2000, the remaining estimated net liability associated with the winding down of Prism operations was $18 million. Actual net cash requirements could differ from the estimated net liability and will be reflected as adjustments in future financial statements. No assurances can be given that the recorded losses will be sufficient to cover the actual operational losses or shortfall, if any, in estimated proceeds from the sale of assets. See "Risk Factors" for a discussion of factors that may impact estimated proceeds from the sale of assets and actual operational losses. See "Part II, Other Information, Item 1. Legal Proceedings" for a discussion of a class action lawsuit concerning the Company's operations and Prism.

All periods presented, including restatement of previously published results, reflect the results of Prism as discontinued operations.

Cumulative effect of change in accounting principal: The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in the first quarter of fiscal 2001. SFAS No. 133 redefines "derivative instruments" and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value, with changes in the instruments' fair value recognized in earnings. SFAS No. 133 also establishes new criteria for transactions to qualify for hedge accounting. Adoption resulted in a gain from the cumulative effect of a change in accounting principle of $2 million, net of tax.

Financial Condition
The Company's liquidity depends on cash provided by operating activities and on its access to capital markets, specifically medium-term and senior notes, and commercial paper, and on its lines of credit and the willingness of the banks to renew these lines.

Following the announcement that the Company would cease funding the ongoing operations of Prism, Moody's Investors Service, Standard & Poor's and Fitch IBCA lowered the Company's senior unsecured credit ratings from Baa1/BBB+/A- to Baa2/BBB/BBB+, respectively. In response, the Company reduced its capital expenditures during the quarter ended December 31, 2000 and reduced its total debt outstanding.

On December 4, 2000, the Company renewed a $275 million, 364-day revolving credit facility for another year to 2001. On December 20, 2000, the Company renewed a $250 million, 364-day revolving credit facility for another year to 2001.

Subject to market conditions, the company expected to continue to be active in issuing senior debt during fiscal 2001, primarily to support the anticipated growth of the leased assets, services, Comdisco Ventures group, and, where appropriate, to refinance maturities of interest-bearing liabilities. However, market conditions during the first quarter of fiscal 2001 were not favorable for the Company, primarily as a result of increasing interest rates and investor uncertainty and concerns about the continued cash requirements of Comdisco

Ventures group. There can be no assurance that the Company will be able to raise sufficient capital utilizing senior debt in fiscal 2001 or that such capital would be available on terms considered acceptable by the Company. If the Company is unable to issue senior debt in sufficient amounts or at appropriate interest rates in fiscal 2001, the Company expects to use secured nonrecourse debt as its primary source of long term funding.

Although the company has ceased funding Prism (see "Discontinued Operations"), lowered senior unsecured credit ratings, coupled with continued investor concerns about Comdisco Ventures group, is expected to have a negative impact on the Company's cost of borrowing in fiscal 2001.

The Company believes that its estimated cash flows from operations and current financial resources will be sufficient to refinance maturities of interest-bearing liabilities and to fund anticipated operating requirements. The Company utilizes a variety of financial instruments to fund its short and long-term needs.

On February 1, 2001, the Company requested withdrawal of a registration statement it had filed with the SEC relating to planned public offering of $150 million in Comdisco Ventures stock, primarily because of continuing unfavorable market conditions. The Company is exploring alternative sources to fund its ongoing venture financing operations.

Capital expenditures for equipment are generally financed by cash provided by operating activities, recourse debt, or by assigning the noncancelable lease rentals to various financial institutions at fixed interest rates on a nonrecourse basis. Cash provided by operating activities for the three months ended December 31, 2000 and 1999 was $845 million and $774 million, respectively. Funds provided by secured nonrecourse debt during the three months ended December 31, 2000 totaled $292 million compared to $118 million in the year earlier period.


Risk Factors That May Affect Future Results
See "Risk Factors"  included in this Report.

         RISK FACTORS

OPERATING RESULTS ARE SUBJECT TO QUARTERLY FLUCTUATIONS

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including earnings contributions from Comdisco Ventures group, remarketing activities and services, the timing and ability of Comdisco Ventures group to sell its equity interest, product announcements by manufacturers, economic conditions and variations in the financial mix of leases written. The financial mix of leases written is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance and pricing policies of equipment manufacturers, and price competition from other lessors and finance companies.

Comdisco Ventures group operating results have fluctuated widely on a quarterly basis during the last two fiscal years and the Company expects to experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond the Company's control have contributed to these quarterly fluctuations in the past and may continue to do so. Such factors include:

o    The market for initial public offerings;
o    The level of mergers and acquisition or other consolidations;
o    Specific  economic   conditions  for  venture   capital-backed   companies,
     including access to liquidity, and;
o    General economic conditions.

These factors, when combined with Comdisco Ventures group's practice of disposing of equity interests in an orderly way as soon as reasonably and legally possible, mean that income and profits from the sale of equity interests can and will vary substantially from quarter-to-quarter and year-to-year. Comdisco Ventures group has limited history with its venture debt and direct equity financing products. Accordingly, there has not been a long enough period of time in which to assess the potential loss history of these products. Therefore it is difficult or impossible to project future performance based on past results.


     THE COMPANY'S GROWTH STRATEGY DEPENDS ON PRODUCT AND MARKET DEVELOPMENT

The markets for the Company's principal products are characterized by rapidly changing technology, frequent new product announcements and enhancements, evolving industry standards and customer demands and declining prices. Failure to anticipate or adapt to new technological developments or to recognize changing market conditions could adversely affect the Company's business, including its lease volume, leasing revenue and earnings contributions from leasing. The Company's operating results will depend to a significant extent on its ability to continue to introduce new services and to control and/or reduce costs on existing services. The success of these and other new offerings is dependent on several factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance.


     REMARKETING IS AN IMPORTANT CONTRIBUTOR TO ANNUAL AND QUARTERLY EARNINGS

Remarketing is an important factor in determining quarterly earnings. To meet earnings goals for fiscal 2001, remarketing contributions, primarily for the Company's global equipment leasing businesses, must be higher then the level achieved in fiscal 2000 and significantly in excess of the level achieved in the first quarter of fiscal 2001. Quarterly operating results depend substantially upon the remarketing transactions within the quarter, which are difficult to forecast accurately. While the Company is devoting resources to its remarketing activities, there can be no assurance that the Company will achieve the appropriate level of activity necessary to meet or match the Company's prior and desired operating results.

     THE COMPANY'S GROWTH STRATEGY DEPENDS IN PART ON THE COMMUNICATIONS INDUSTRY. IF THAT INDUSTRY DOES POORLY, THE COMPANY'S BUSINESS AND FINANCIAL RESULTS MAY SUFFER

The emergence of the communications market--facilities-based broadband communications companies, Internet Service Providers and other telecommunications carriers--and the growth of broadband networks, provide the Company with an industry in which leasing is an attractive alternative to ownership. The Company's communications equipment customers are generally companies with accumulated net deficits and extensive liquidity requirements. To the extent that these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to complete their business plans, there could be an increase in the Company's credit losses above historical levels for businesses in the communications industry.


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

The Company's business is becoming more service oriented, with the business driven by the Company's service offerings. These transactions, which generally include a combination of services and leasing, are more complex than the Company's traditional leasing business. In addition, because these service offerings represent new services, the Company has to spend more time explaining the value of these services to the customer. Accordingly, one of the impacts of the Company's changing business model is the lengthening of the sales cycle--the length of time between initial sales contact and final delivery of contracts--as compared to its traditional leasing business. This increase in sales cycle results in an increase in negotiations in progress, which ultimately impacts the timing of revenue, earnings and volume recognition.

         COMDISCO VENTURES GROUP CUSTOMERS ARE IN AN EARLY STAGE OF DEVELOPMENT AND MAY BE UNABLE TO COMPLETE THEIR BUSINESS PLANS. EQUITY INSTRUMENTS AND DEBT HELD BY COMDISCO VENTURES GROUP ARE RISKY INVESTMENTS. THE PUBLIC MARKET FOR THESE COMPANIES IS EXTREMELY VOLATILE. TO THE EXTENT THESE COMPANIES DO NOT MEET THEIR PLANS OR THE COMPANY IS UNABLE TO DISPOSE OF ITS EQUITY SECURITIES, THE COMPANY'S BUSINESS AND FINANCIAL RESULTS MAY SUFFER.

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

Comdisco Ventures group policy with respect to disposition of its equity holdings is not intended to, and does not, assure that Comdisco Ventures group will maximize its return on any particular holding. Furthermore, because the creation of a public market or an acquisition/merger is beyond Comdisco Ventures group's control and is difficult, if not impossible, to predict, its operating results are subject to significant and material quarterly fluctuations. Fluctuations in future quarters may be greater than those experienced in past quarters as a result of the growth in the number of direct equity financings made by the Company, market volatility for emerging growth companies and the Company's focus on Internet-related, communications and other high-technology companies. For those securities without a public trading market, the realizable value of Comdisco Ventures group interests may prove to be lower than the carrying value currently reflected in the financial statements.

If these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to complete their business plans, there would be an increase in the Company's credit losses above historical levels. In addition, Comdisco Ventures group has limited history with its venture debt and direct equity financing products. Accordingly, there has not been a long enough period of time in which to assess the potential loss history of these products. Further, increases in credit losses for the three months ended December 31, 2000 indicate that there is an increasing number of companies in the Comdisco Ventures group portfolio that are currently experiencing or will be experiencing liquidity shortfalls in the near term.

In the past Comdisco Ventures group financed its operations with inter-group loans from Comdisco and internally generated cash flow. Comdisco Ventures group will need to obtain funding from outside sources in order to meet its business plan for fiscal 2001 and may be unable to obtain funding from outside sources. Furthermore, even if funding is available, such financing may not be on terms as favorable as those obtained from Comdisco.

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

     THE COMPANY MAY BE UNABLE TO INCREASE EARNINGS CONTRIBUTIONS FROM LEASING OR SERVICES

The Company borrowed significant amounts to invest in the infrastructure of its discontinued operations. After the wind down date, interest costs associated with these borrowings will be included in interest expense until such borrowing is paid off by cash flow from operations. Accordingly, the Company expects interest expense to increase significantly in fiscal 2001. In order to meet earnings goals for fiscal 2001, the Company must increase (compared to fiscal
2000) its earnings contributions from leasing, primarily from remarketing activities, margins on services and cash flow from operating activities. In addition, the Company must dispose of its equity securities, manage its capital expenditures and control costs and expenses.

    THE COMPANY'S LIQUIDITY IS DEPENDENT ON A NUMBER OF FACTORS

The Company's liquidity depends on cash provided by operating activities and on its access to capital markets, specifically medium-term and senior notes, commercial paper, and on its lines of credit and the willingness of banks to renew or extend these lines as they come due. The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, the ability of the Company to implement its strategic plan and respond to external market conditions, the ability of the Company to dispose of the securities held by Comdisco Ventures group, timely payment by its customers, global economic conditions and control of operating costs and expenses. If the Company were not able to refinance its indebtedness or obtain new financing
(either through the issuance of senior notes, commercial paper, or secured nonrecourse debt), the Company would have to consider other options, including: sales of some assets; sales of equity; negotiations with lenders to restructure applicable indebtedness; or other options available to the Company under applicable law.

     ECONOMIC CONDITIONS AND OTHER FACTORS MAY NEGATIVELY IMPACT THE COMPANYS OPERATIONS

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

Many of the companies to which the Company provides financing are dependent on third parties for liquidity. Any significant change in the availability of funds, would have a material impact on the Company's customer base, and, potentially, its loan collectability, as well as, the fair market value of its equity instruments. Published reports indicate an industry-wide slow down in funds invested in start-up companies in the fourth calendar quarter. Early-stage companies, unable to obtain additional financing are reducing overhead or closing down completely. Management has an on-going business and portfolio review process intended to identify problem companies within Comdisco Ventures group financing portfolio. To the extent corrections in the Company's venture portfolio exceed managements estimates, the Company's business, operating results and financial condition would be materially adversely affected.

In the present economic climate, Comdisco Ventures group's customers may not be able to complete securities offerings and Comdisco Ventures group may not be able to generate gains or receive proceeds from the sale of equity holdings. The decline in the public market also has a negative affect on the pace at which venture investors make new investments. Without an initial public offering it is difficult for venture capitalists to capture any profits.

A slow down in economic growth may result in companies either reducing their capital budgets, or delaying equipment upgrades and enhancements.

     DISCONTINUED OPERATIONS AND THE USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. With respect to the Company's discontinued operations, actual losses could differ from those estimates and will be reflected as adjustments in future financial statements. No assurances can be given that the recorded losses will be sufficient to cover the actual operational losses or that Prism will be able find buyers for its assets, or asset sale transactions on terms considered acceptable by Prism. Market values for the Prism assets have declined in the last three months, primarily as a result of telecommunication companies, including former competitors, reducing their growth plans or liquidating some or all of their operations. Furthermore, consolidation within the industry has reduced the number of potential buyers for the equipment. As a result, the estimated proceeds from the sale of Prism assets have been reduced by $40 million, to $40 million as of December 31, 2000. No sales have been completed and Prism has received little or no cash from potential buyers. Prism continues to negotiate with its creditors to settle outstanding claims. There can be no assurance that the sale of assets and existing cash will be sufficient to resolve these claims. If a final settlement of these claims cannot be achieved through negotiation, Prism or its creditors may be required to take legal action to resolve these claims.

     DEFENSE OF CLASS ACTION LAWSUITS COULD OCCUPY COMPANY RESOURCES TO THE DETRIMENT OF ITS BUSINESS

The Company has been notified of the commencement of purported class action litigation alleging violations of federal securities laws by the Company. While the Company believes the litigation is without merit, the Company's defense of this litigation could result in substantial costs and a diversion of our management's attention and resources which could materially adversely affect our business, results of operations and financial condition.


    OTHER

Other uncertainties include continued business conditions, trend of movement to client/server environment, competition, including competition from other technology service providers, reductions in technology budgets and related spending plans and price competition from other technology service providers.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company's market risk during the three months ended December 31, 2000. For additional information, refer to page 33 of the company's Annual Report to Stockholders for the fiscal year ended September 30, 2000.

Part II  Other Information

Item 1. Legal Proceedings


On February 7, 2001, a purported class action complaint (the "Complaint") was filed in the United States District Court for the Northern District of Illinois against Comdisco, Nicholas K. Pontikes, a director and its former chief executive officer, and John J. Vosicky, a director and its current executive vice president and chief financial officer, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The purported class action was filed on behalf of all those who purchased Comdisco stock between January 25, 2000, and October 3, 2000 (the "Class Period"). According to the plaintiffs, the Company, with the knowledge and assistance of the individual defendants, made certain material misrepresentations and failed to disclose certain material facts about the Company's operations and its Prism Communication Services, Inc. subsidiary during the Class Period. The plaintiffs ask for unspecified amounts as damages, interest and costs and ancillary relief. The Company has not been served, and accordingly has not responded to the Complaint. The Company will respond to the allegations at the appropriate time.

A number of other purported class action lawsuits against Comdisco have been announced in the press by plaintiffs' counsel as filed in the last week. The Company has not been served in any of these lawsuits and has not had access to any complaint filed. Based on information provided in the press releases, these actions are based on allegations similar to those detailed above.

Management believes that these suits are without merit, and, if served, management and the Company intend to defend them vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

a)   The Annual Meeting of Shareholders was held February 1, 2001.

c) The four nominees, Philip A. Hewes, Thomas H. Patrick, Nicholas K. Pontikes, and James F. Voelker, listed in the company's Notice of Annual Meeting of Stockholders and Proxy Statement dated and mailed January 3, 2001 were elected to the Board of Directors of the company for a term of three years.


Nominee                Votes Cast For   Percent of Votes Cast   Votes Withheld  Votes Against
-------                ---------------  ---------------------   --------------  -------------
Philip A. Hewes          133,810,117            88%                4,013,464        328,711
Thomas H. Patrick        132,917,096            87%                4,906,485      1,221,732
Nicholas K. Pontikes     130,339,778            86%                7,483,803      3,796,050
James F. Voelker         133,717,942            88%                4,105,639        420,886


Directors continuing in office until the 2002 Annual Meeting include Harry M. Jansen Kraemer, Jr., Carolyn L. Murphy, and John J. Vosicky. Directors continuing in office until the 2003 Annual Meeting include C. Keith Hartley, Rick Kash, and William N. Pontikes.

As set forth in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement dated and mailed January 3, 2001, as Item 2, approval of KPMG LLP, as independent auditors, to audit the financial statements for fiscal 2001 and to perform other accounting services, as appropriate. There were 136,908,301 (90%) common shares voted for this proposal, 662,793 (less than 1%) common shares voted against, 252,487 (less than 1%) common shares abstained and 14,319,482 (9%) were not voted.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.                        Description of Exhibit
         -----------                        ----------------------
            3.01 Restated Certificate of Incorporation of Registrant dated May 4, 2000

                               Incorporated by reference to Exhibit 3.01 filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended September 30, 2000.


            3.02       By-Laws of Registrant dated November 7, 2000

                               Incorporated by reference to Exhibit 3.02 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 2000, File No. 1-7725.

            4.01 Indenture Agreement between Registrant and Citibank, N.A. as Trustee dated as of June 15, 1992

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

         Exhibit No.                        Description of Exhibit
         -----------                        ----------------------
            4.04 Amended and Restated Rights Agreement, dated as of May 4, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as exhibits thereto the forms of rights certificates.

                               Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated June 13, 2000, as filed with the Commission File No. 1-7725.

            4.05 Indenture Agreement between Registrant and The Fuji Bank and Trust Company, as Trustee,dated as of February 1,1995

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

            4.07 Indenture Agreement between Registrant and SunTrust Bank, as Trustee, dated as of September 15, 1999

                               Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated February 29, 2000, as filed with the Commission on March 9, 2000, File No. 1-7725, the copy of the Indenture dated as of September 15, 1999 between the Registrant and SunTrust Bank, as Trustee (said Indenture defines certain rights of security holders).

           11.00       Computation of Earnings Per Share

           12.00       Ratio of Earnings to Fixed Charges


b)  Reports on Form 8-K:

                        None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      COMDISCO, INC.

                                             Registrant



Date:  February 14, 2001               /s/ John J. Vosicky
                                       --------------------
                                       John J. Vosicky
                                       Executive Vice President
                                       and Chief Financial Officer