Form 10-Q
period 2001-03-31
COMDISCO INC
filed 2001-05-15
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q
                       -----------------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2001

                                       or

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


                                      Name of each            Number of shares
         Title of                      exchange on            outstanding as of
         each class                 which registered          March 31, 2001
         ----------                 ----------------          --------------

         Comdisco Stock,            New York Stock Exchange      151,830,049
         $.10 par value             Chicago Stock Exchange
         Comdisco Ventures Stock,          N/A                      --
         $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No .
                                      -1-

Comdisco, Inc. and Subsidiaries

INDEX                                                                       Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Earnings (Loss) --
          Three and Six Months Ended March 31, 2001 and 2000...................4

         Consolidated Balance Sheets --
          March 31, 2001 and September 30, 2000................................5

         Consolidated Statements of Cash Flows --
          Six Months Ended March 31, 2001 and 2000.............................6

         Notes to Consolidated Financial Statements............................8


Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations. ..........................................16


Item 3. Quantitative and Qualitative Disclosures about Market Risk............31


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.....................................................32

Item 6. Exhibits and Reports on Form 8-K......................................33

SIGNATURES....................................................................36

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

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
(in millions except per share data)


                                                          Three Months Ended    Six Months Ended
                                                              March 31,             March 31,
                                                         ---------  ---------   ---------  ---------
                                                             2001       2000         2001       2000
                                                         ---------  ---------   ---------  ---------


Revenue
Leasing
     Operating .........................................  $   389   $   440     $   780    $   874
     Direct financing ..................................       45        43          91         86
     Sales-type ........................................       45       128          87        206
                                                           ------    ------      ------     ------
        Total leasing ..................................      479       611         958      1,166
Sales ..................................................      104        98         176        166
Technology services ....................................      158       146         314        284
Other ..................................................      199       147         396        254
                                                           ------    ------      ------     ------
        Total revenue ..................................      940     1,002       1,844      1,870
                                                           ------    ------      ------     ------
Costs and expenses
Leasing
     Operating .........................................      306       356         615        707
     Sales-type ........................................       26       102          52        162
                                                           ------    ------      ------     ------
        Total leasing ..................................      332       458         667        869

Sales ..................................................       77        78         126        128
Technology services ....................................      151       125         296        239
Selling, general and administrative ....................      290       143         422        258
Interest ...............................................      102        87         204        171
                                                           ------    ------      ------     ------
     Total costs and expenses ..........................      952       891       1,715      1,665
                                                           ======    ======      ======     ======

Earnings (loss) from continuing operations before income
  taxes (benefit) and cumulative effect of change in ...      (12)      111         129        205
  accounting principle
Income taxes (benefit) .................................       (4)       40          47         74
                                                           ------    ------      ------     ------
Earnings (loss) from continuing operations before
  cumulative effect of change in accounting principle ..       (8)       71          82        131
Loss from discontinued operations, net of tax
                                                              (46)      (28)        (50)       (47)
                                                           ------    ------      ------     ------
                                                              (54)       43          32         84
Cumulative effect of change in accounting principle,
net of tax .............................................       --        --           2         --
                                                           ------    ------      ------     ------
Net earnings (loss) ....................................  $   (54)  $    43     $    34    $    84
                                                           ======    ======      ======     ======

Basic earnings (loss) per common share:
  Earnings (loss) from continuing operations ...........  $ (0.05)  $  0.47     $  0.54    $  0.86
  Loss from discontinued operations.....................    (0.30)    (0.19)      (0.33)     (0.31)
  Cumulative effect of change in accounting principle...       --        --        0.01         --
                                                           ------    ------      ------     ------
  Net earnings (loss) ..................................  $ (0.35)  $  0.28     $  0.22    $  0.55
                                                           ======    ======      ======     ======
Diluted earnings (loss) per common share:
  Earnings (loss) from continuing operations ...........  $ (0.05)  $  0.44     $  0.53    $  0.80
  Loss from discontinued operations.....................    (0.30)    (0.18)      (0.32)     (0.28)
  Cumulative effect of change in accounting principle...       --        --        0.01         --
                                                           ------    ------      ------     ------
  Net earnings (loss) ..................................  $ (0.35)  $  0.26     $  0.22    $  0.52
                                                           ======    ======      ======     ======
Common shares outstanding
       Average common shares outstanding--basic ........      152       151         152        152
                                                           ======    ======      ======     ======
       Average common shares outstanding--diluted ......      155       163         156        163
                                                           ======    ======      ======     ======

See accompanying notes to consolidated financial statements.


Comdisco, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)



                                                            March 31,         September 30,
                                                              2001                2000
                                                         ---------------     ----------------
ASSETS                                                     (unaudited)           (audited)
Cash and cash equivalents .........................        $    468             $    316
Cash - legally restricted .........................              66                   54
Receivables, net ..................................             936                1,181
Inventory of equipment ............................              98                  127
Leased assets:
  Direct financing and sales-type .................           2,068                2,316
  Operating (net of accumulated depreciation) .....           3,021                3,161
                                                            -------              -------
    Net leased assets .............................           5,089                5,477
Property, plant and equipment, net ................             200                  287
Equity securities .................................             270                  899
Other assets ......................................             397                  413
                                                            -------              -------
                                                           $  7,524             $  8,754
                                                            =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable .....................................        $  1,174             $  1,314
Term notes payable ................................             658                  695
Senior notes ......................................           2,910                3,452
Accounts payable ..................................             152                  182
Income taxes ......................................             170                  415
Other liabilities .................................             565                  688
Discounted lease rentals ..........................           1,113                  794
                                                            -------              -------
                                                              6,742                7,540
                                                            -------              -------
Stockholders' equity:
  Preferred stock $.10 par value
    Authorized 100,000,000 shares; Series C
    and Series D...................................              --                   --
  Comdisco stock $.10 par value
    Authorized 750,000,000 shares;
    issued 225,503,200 shares
   (225,151,420 at September 30, 2000) ............              23                   23
  Comdisco Ventures stock $.10 par value
    Authorized 750,000,000 shares (none issued)....              --                   --
  Additional paid-in capital ......................             365                  360
  Accumulated other comprehensive income (loss) ...            (100)                 317
  Retained earnings ...............................           1,078                1,051
                                                            -------              -------
                                                              1,366                1,751
  Common stock held in treasury, at cost ..........            (584)                (537)
                                                            -------              -------
      Total stockholders' equity ..................             782                1,214
                                                            -------              -------
                                                           $  7,524             $  8,754
                                                            =======              =======

See accompanying notes to consolidated financial statements.


Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the Six Months Ended March 31, 2001 and 2000


                                                                  2001       2000
                                                                 ------     ------
Cash flows from operating activities:
   Operating lease and other leasing receipts ...............   $ 1,375    $ 1,553
   Leasing costs, primarily rentals paid ....................       (13)        (8)
   Sales ....................................................       227        208
   Sales costs ..............................................       (56)       (51)
   Technology services receipts .............................       337        266
   Technology services costs ................................      (229)      (205)
   Note receivable receipts .................................       183        130
   Warrant proceeds .........................................       424        194
   Other revenue ............................................        50          1
   Selling, general and administrative expenses .............      (191)      (192)
   Interest .................................................      (202)      (165)
   Income taxes .............................................       (16)       (27)
                                                                -------    -------
     Net cash provided by continuing operations .............     1,889      1,704
     Net cash used by discontinuing operations ..............       (72)       (60)
                                                                -------    -------
     Net cash provided by operating activities ..............     1,817      1,644
                                                                -------    -------

Cash flows from investing activities:
   Equipment purchased for leasing ..........................      (859)    (1,449)
   Investment in continuity and other service facilities ....      (108)      (173)
   Notes receivable .........................................      (173)      (290)
   Equity investments .......................................       (52)       (73)
   Capital expenditures (proceeds) on discontinued operations         5       (169)
   Other ....................................................        17          -
                                                                -------    -------
     Net cash used in investing activities ..................    (1,170)    (2,154)
                                                                -------    -------

Cash flows from financing activities:
   Discounted lease proceeds ................................       458        166
   Net increase (decrease) in notes and term notes payable ..      (177)       337
   Issuance of senior notes .................................        --         72
   Maturities and repurchases of senior notes ...............      (550)       (75)
   Principal payments on secured debt .......................      (139)      (169)
   Common stock purchased and placed in treasury ............       (48)       (61)
   Dividends paid on common stock ...........................        (8)        (8)
   Issuance of Prism Communication Services common stock.....        --         10
   Decrease (increase) in legally restricted cash ...........       (12)       (11)
   Other ....................................................       (19)        20
                                                                -------    -------
     Net cash provided by (used in) financing activities ....      (495)       281
                                                                -------    -------

Net increase (decrease) in cash and cash equivalents ........       152       (229)
Cash and cash equivalents at beginning of period ............       316        361
                                                                -------    -------
Cash and cash equivalents at end of period ..................   $   468    $   132
                                                                =======    =======

                                      -6-

Comdisco, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED (in millions) For the Six Months Ended March 31, 2001 and 2000

                                                               2001       2000
                                                              ------     ------

Reconciliation of earnings from continuing operations to net cash provided by operating activities:

Earnings from continuing operations ........................ $    82    $   131

Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities

    Leasing costs, primarily
      depreciation and amortization ........................     654        860
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals ........     417        458
    Cost of sales ..........................................      70         74
    Technology services costs, primarily
       depreciation and amortization .......................      67         34
    Interest ...............................................       2          5
    Income taxes ...........................................      31         21
    Principal portion of notes receivable ..................     149        105
    Selling, general, and administrative expenses ..........     231         55
    Warrant proceeds .......................................      88        (23)
    Other, net .............................................      98        (16)
                                                             -------    -------
                  Net cash provided by continuing operations   1,889      1,704
                  Net cash used by discontinued operations       (72)       (60)
                                                             -------    -------
                  Net cash provided by operating activities  $ 1,817    $ 1,644
                                                             =======    =======


See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2001 and 2000

1.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended September 30, 2000. The balance sheet at September 30, 2000 has been derived from the audited financial statements included in the company's Annual Report on Form 10-K, for the year ended September 30, 2000.

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

2.       Receivables

Receivables include the following as of March 31, 2001 and September 30, 2000 (in millions):

                                                        March          September
                                                          31,              30,
                                                         2001             2000
                                                       -------          -------
Notes ........................................         $   664          $   713
Accounts .....................................             357              378
Unsettled equity transactions ................               6               67
Income taxes .................................               3               15
Other ........................................             157              132
                                                       -------          -------
Total receivables ............................           1,187
                                                                          1,305
Allowance for credit losses ..................            (251)            (124)
                                                       -------          -------
                                                       $   936          $ 1,181
                                                       =======          =======

The company provides loans to privately held venture capital-backed companies in networking, optical networking, software, communications, Internet-based and other industries. The company's loans are generally structured as equipment loans or subordinated loans. Interest income on loans is recorded in the Statements of Earnings (Loss) as other revenue.

At March 31, 2001 and September 30, 2000, Comdisco Ventures group had notes receivable of approximately $649 million and $697 million, respectively. As part of a venture note transaction, the company receives warrants to purchase an equity interest in its customer, or a conversion option, in each case at a stated exercise price based on the price paid by venture capitalists. Loans provide current income from interest and fees.

Changes in the allowance for credit losses (combined notes and accounts receivable) for the six months ended March 31, 2001 and 2000 were as follows (in millions):
                                                                   Comdisco
                                              Consolidated      Ventures group
                                            ----------------    ---------------
                                                  March               March
                                                   31,                 31,
                                             2001      2000      2001      2000
                                            ------    ------    ------    ------
Balance at beginning of period .........    $ 124     $  43     $  95     $  17
Provision for credit losses ............      257        67       244        46
Net credit losses ......................     (130)      (22)     (129)       (1)
                                            -----     -----     -----     -----
Balance at end of period ...............    $ 251     $  88     $ 210     $  62
                                            =====     =====     =====     =====
                                      -9-

 3.      Property, Plant and Equipment

Property, plant and equipment consisted of the following assets as of March 31, 2001 and September 30, 2000 (in millions):

                                                               March  September
                                                                 31,        30,
                                                                2001       2000
                                                               ------     ------
Technology services property, plant and equipment
Land .....................................................     $  16      $   9
Buildings ................................................        61         50
Leasehold improvements ...................................       138        118
Computers and telecom equipment ..........................        55         58
Furniture, fixtures and office equipment .................        35         33
                                                               -----      -----
             Total .......................................       305        268
Less: Accumulated depreciation and amortization ..........      (184)      (160)
                                                               -----      -----
                                                                 121        108
Assets of technology services held for resale, net .......        11         14
                                                               -----      -----
             Technology services property, plant and
             equipment, net ..............................       132        122
Assets of discontinued operations held for resale ........        20         80
Other property, plant and equipment, net .................        48         85
                                                               -----      -----
             Total property, plant and equipment, net ....     $ 200      $ 287
                                                               =====      =====


Depreciation and amortization expenses, excluding discontinued operations, were $8 and $7 million during the six months ended March 31, 2001 and 2000, respectively. Depreciation and amortization expenses included in the loss from discontinued operations, was $9 million during the six months ended March 31, 2000.
                                      -10-

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

Equity securities at March 31, 2001 were as follows (in millions):

                                                            Gross       Gross
                                                          unrealized  unrealized   Market
                                                 Cost       gains       losses      value
                                             -----------  ----------  ----------  --------
Comdisco Ventures group public
  holdings and other strategic
  investments                                $        9   $       17   $     --   $    26
Preferred stock and other equity                    244           --         --       244
                                             -----------  -----------  ---------  --------
                                             $      253   $       17   $     --   $   270
                                             ===========  ===========  =========  ========


Equity securities at September 30, 2000 were as follows (in millions):


                                                            Gross       Gross
                                                          unrealized  unrealized   Market
                                                 Cost       gains       losses      value
                                             -----------  ----------  ----------  --------
Comdisco Ventures group public
  holdings and other strategic
  investments                                $       34   $      653   $     (4)  $   683
Preferred stock and other equity                    216           --         --       216
                                             -----------  -----------  ---------  --------
                                             $      250   $      653   $     (4)  $   899
                                             ===========  ===========  =========  ========




Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated other comprehensive income. Net realized gains from the sales of equity investments were $94 million during the first six months of fiscal 2001 compared to $123 million in the year earlier period. Gross realized gains from the sale of equity securities were $96 million and $139 million during the first six months of fiscal 2001 and fiscal 2000, respectively. Net realized gains are included in other revenue.

The company records the proceeds received from the sale or liquidation of warrants received in conjunction with its lease or other financings as income on the trade date. These proceeds were $242 million during the first six months of fiscal 2001 compared to $94 million in the year earlier period. These amounts are included in other revenue.

5.       Interest-Bearing Liabilities

At March 31, 2001, the company had $1.7 billion of available domestic and international borrowing capacity under various lines of credit from commercial banks and commercial paper facilities.

On April 3, 2001, the company drew down approximately $880 million of committed loan facilities for general corporate purposes, including the retirement of commercial paper obligations as they become due. The committed facilities involved in the transaction include the $550 million global credit facility and the $525 million multi-option facility. These loans bear interest rates ranging from 5.41% to 5.97%. Approximately $525 million of these loans mature December 2001.

The average daily borrowings outstanding during the six months ended March 31, 2001 were approximately $6.2 billion, with a related weighted average interest rate of 6.72%. This compares to average daily borrowings during the first six months of fiscal 2000 of approximately $5.4 billion, with a related weighted average interest rate of 6.28%.


6.       Stockholders' Equity

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130-Reporting Comprehensive Income, which requires presentation of comprehensive earnings (net earnings plus all changes in net assets from non-owner sources) and its components in the financial statements.

Other comprehensive earnings (loss) consists of the following (in millions):

                                                      Three months ended           Six months ended
                                                            March 31,                   March 31,
                                                      2001          2000          2001         2000
                                                    ----------    ----------    ---------   -----------

Foreign currency translation adjustments            $     (25)    $     (15)    $    (15)    $     (31)
Unrealized gains (losses) on derivative
  instruments                                              (2)           --            2            --
Unrealized gains on securities:
  Unrealized holding gains (losses) arising
   during the period                                       14           150         (296)          470
  Reclassification adjustment for gains
   included in earnings before
   icome taxes (benefit)                                (175)         (131)        (336)         (217)
                                                    ----------    ----------    ---------    ----------
Net unrealized gains (losses), before
   income taxes (benefit)                                (161)           19         (632)          253
Income taxes (benefit)                                    (58)            7         (228)           91
                                                    ----------    ----------    ---------    ----------
Net unrealized gains (losses)                            (103)           12         (404)          162
                                                    ----------    ----------    ---------    ----------
Other comprehensive income (loss)                        (130)           (3)        (417)          131
Net earnings (loss)                                       (54)           43           34            84
                                                    ----------    ----------    ---------    ----------
Total comprehensive income (loss)                   $    (184)    $      40     $   (383)    $     215
                                                    ==========    ==========    =========    ==========


Accumulated other comprehensive income (loss) presented below and in the accompanying balance sheets consists of the accumulated net unrealized loss on foreign currency translation adjustments, the accumulated net unrealized gain on available-for-sale securities, and the unrealized gain on derivative instruments (in millions):

                                                            Unrealized
                                           Foreign            gain on           Unrealized           Accumulated
                                           currency          available-          gain on                other
                                         translation          for-sale          derivative          comprehensive
                                          adjustment         securities        instruments          income (loss)
                                         -------------      -------------     ---------------     ------------------
Balance at beginning of period           $       (98)       $       415       $           --      $            317
Current-period change
                                                 (15)              (404)                   2                  (417)
                                         -------------      -------------     ---------------     ------------------
Balance at end of period                 $      (113)       $         11      $            2      $          (100)
                                         =============      =============     ===============     ==================

On May 2, 2001, the Board of Directors voted to suspend the payment of quarterly dividends on the company's common stock until the company's liquidity and capital position warrants the resumption of dividend payments.

During the six months ended March 31, 2001, the company purchased 1,475,000 shares of its common stock at an aggregate cost of approximately $48 million. During fiscal 2000, the Company entered into a series of forward purchase transactions on its common stock. Pursuant to these transactions, the Company, subsequent to March 31, 2001, purchased 1,323,200 shares of its common stock at an aggregate cost of approximately $36 million. This plan has since been discontinued.

7.       Industry Segment and Operations by Geographic Areas

The company evaluates the performance of its operating segments based on earnings before income taxes. Intersegment sales are not significant. Summarized financial information concerning the company's reportable segments for the three and six months ended March 31, 2001 and 2000 is shown in the following tables (in millions):

                                                          Comdisco
Three months ended                                                 Ventures        Discontinued
March 31, 2001                        Leasing       Services         group          operations          Total
--------------                       ----------    -----------    ------------    ----------------    ---------
Revenues                           $       510   $        158   $        272     $             --    $    940
Segment profit (loss)                       11              7            (30)                  --         (12)
Investing activities                       317             55             165                  --         537
Depreciation and amortization              190             31              63                  --         284

                                                                   Comdisco
Three months ended                                                 Ventures        Discontinued
March 31, 2000                        Leasing       Services         group          operations          Total
--------------                       ----------    -----------    ------------    ----------------    ---------

Revenues                           $       696   $        146   $         160   $              --   $     1,002
Segment profit                              27             21              63                  --           111
Investing activities                       503            120             336                  91         1,050
Depreciation and amortization              414             23              34                   6           477

                                                                   Comdisco
Six months ended                                                   Ventures        Discontinued
March 31, 2001                        Leasing       Services         group          operations          Total
--------------                       ----------    -----------    ------------    ----------------    ---------

Revenues                           $     1,002   $        314   $         528   $              --   $     1,844
Segment profit                              31             18              80                  --           129
Investing activities                       675            108             392                  (5)        1,170
Depreciation and amortization              467             67             120                  --           654

                                                                   Comdisco
Six months ended                                                   Ventures        Discontinued
March 31, 2000                        Leasing       Services         group          operations          Total
--------------                       ----------    -----------    ------------    ----------------    ---------

Revenues                           $     1,284   $        284   $         302   $              --   $     1,870
Segment profit                              36             45             124                  --           205
Investing activities                     1,277            173             535                 169         2,154
Depreciation and amortization              755             34              62                   9           860


The following table presents total assets for each of the company's reportable segments (in millions):

                             March        September
                              31,            30,
                             2001           2000
                          ----------    ------------
Leasing                   $   5,606     $     5,942
Services                        589             586
Ventures                      1,309           2,141
Discontinued operations          20              85
                          ----------    ------------
Total                     $   7,524     $     8,754
                          ==========    ============

The following table presents revenue by geographic location based on the location of the company's local offices (in millions):

                           Three months ended               Six months ended
                                March 31,                       March 31,
                          2001           2000              2001          2000
                       ----------    -------------     -----------    ----------
North America          $     741     $        781      $    1,464     $   1,479
Europe                       156              185             297           325
Pacific Rim                   43               36              83            66
                       ----------    -------------     -----------    ----------
Total                  $     940     $      1,002      $    1,844     $   1,870
                       ==========    =============     ===========    ==========


The following table presents total assets by geographic location based on the location of the asset (in millions):

                             March        September
                              31,            30,
                             2001           2000
                          ----------    -------------

North America             $   5,597     $      6,961
Europe                        1,344            1,201
Pacific Rim                     583              592
                          ----------    -------------
Total                     $   7,524     $      8,754
                          ==========    =============

Comdisco, Inc. and Subsidiaries

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Overview
The Company is aligned into three primary business lines: 1) technology services ("Services"); 2) global leasing ("Leasing") and; 3) venture financing ("Comdisco Ventures group").

In addition to originating new equipment lease financing, the Company remarkets used equipment from its lease portfolio. Remarketing is the sale or re-lease of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Remarketing activities are comprised of earnings from follow-on leases and gross profit on equipment sales. Remarketing activity, an important factor in quarterly earnings, increased in the current quarter as compared to the first quarter of fiscal 2001. Remarketing activity continues to be an important contributor to quarterly earnings in the near and long term because of the size of the Company's lease portfolio. See "Risk Factors That May Affect Future Results" for a discussion of remarketing.

Summary
Loss from continuing operations for the three months ended March 31, 2001 was $8 million, or $.05 per common share, compared with earnings from continuing operations of $71 million, or $.44 per common share, for the three months ended March 31, 2000. The Company incurred a net loss of $54 million, or $.35 per common share, for the three months ended March 31, 2001, compared with net earnings of $43 million, or $.26 per common share, for the year earlier period. The loss from continuing operations for the three months ended March 31, 2001 was primarily a result of recording additional reserves for credit losses for its Ventures operations. Other factors contributing to the loss from continuing operations were lower earnings contributions from Services and Leasing.

Earnings from continuing operations for the six months ended March 31, 2001 were $82 million, or $.53 per common share, compared to $131 million, or $.80 per common share, in the year earlier period. Net earnings for the six months ended March 31, 2001 were $34 million, or $.22 per common share, compared to net earnings of $84 million, or $.52 per common share, for the prior year period. The decrease in earnings from continuing operations in the six months ended March 31, 2001 compared to the year earlier period is primarily due to decreased earnings contributions from Comdisco Ventures group and Services.

RESULTS OF OPERATIONS

Business
Services: Technology services had pretax earnings of $7 million in the quarter ended March 31, 2001, compared to $21 million in the quarter ended March 31, 2000 and $11 million in the quarter ended December 31, 2000. Web Services, which is included in technology services, incurred pretax losses of $7 million on total revenues of $2 million for the three months ended March 31, 2001. The decrease in technology pretax earnings in the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000, is primarily due to reduced revenue from product sales, implementation fees, consulting services and other fee related transactions. In addition, significant capital has been invested in the services business with little incremental increase in the subscription revenue base.

Technology services had pretax earnings of $18 million in the six months ended March 31, 2001 compared to pretax earnings of $45 million in the year earlier period. Web Services incurred pretax losses of $13 million on total revenues of $3 million for the six months ended March 31, 2001.

See "Risk Factors" for a discussion of the factors that may affect earnings contributions from services.

Leasing: Leasing had pretax earnings of $11 million in the three months ended March 31, 2001, compared to $27 million and $20 million the three months ended March 31, 2000 and December 31, 2000, respectively. The decrease in pretax earnings contribution from leasing is due to a number of factors, including, but not limited to, a change in the mix of leases written and higher interest costs, which, in part, are the result of borrowings incurred to finance discontinued operations, offset by increased earnings contributions from remarketing. Cost of equipment placed on lease was $439 million during the quarter ended March 31, 2001. This compares to cost of equipment placed on lease of $528 million and $521 million during the quarters ended March 31, 2000 and December 31, 2000, respectively. See below for a discussion of remarketing and "Risk Factors That May Affect Future Earnings" for a discussion of leasing.

Comdisco Ventures group: Ventures had pretax losses of $30 million in the three months ended March 31, 2001, compared to pretax earnings of $63 million and $110 million in the three months ended March 31, 2000 and December 31, 2000, respectively. The pretax loss in the current year period is primarily the resulting of recording additional reserves for credit losses totaling $206 million. Ventures had pretax earnings of $80 million in the six months ended March 31, 2001, compared to $124 million in the six months ended March 31, 2000. The decrease is due to the reserve addition, offset by higher earnings contributions from the sale of equity securities in the current year period compared to the year earlier period.

Total new fundings for the three and six months ended March 31, 2001 and 2000 by product were as follows (in millions):

                               Three Months Ended   Six Months Ended
                                     March 31,           March 31,
                                   2001   2000          2001   2000
                                   ----   ----          -----  ----

Leases .........................   $ 67   $ 97          $183   $176
Debt ...........................     87    157           164    286
Equity .........................      9     37            41     72
                                   ----   ----          ----   ----
                                   $163   $291          $388   $534
                                   ====   ====          ====   ====

Fundings in the three and six months ended March 31, 2001 were primarily for commitments entered into prior to September 30, 2000. As a result of market conditions, the Company ceased entering into new commitments during the quarter ended March 31, 2001.

Three months ended March 31, 2001

Revenue
Total revenue for the three months ended March 31, 2001 was $940 million compared to $1.0 billion in the prior year quarter and $904 million in the quarter ended December 31, 2000. The decrease in the current year quarter compared to the year earlier period is due to reduced leasing revenue, offset by higher revenues from Comdisco Ventures group. The increase in total revenue in the quarter ended March 31, 2001 compared to the quarter ended December 31, 2000 is primarily due to higher revenues from Comdisco Ventures group and higher revenue from remarketing transactions, primarily sales transactions.

Leasing: Total leasing revenue of $479 million for the quarter ended March 31, 2001 represented a decrease of 22% compared to the year earlier period. Total leasing revenue was $479 million in the first quarter of fiscal 2001. The decrease in total leasing revenue in the current year period compared to the year earlier period is due to decreases in revenue from operating and sales-type leases. The decrease in operating lease revenue is primarily due to: a) decrease in leasing volume, and b) a change in the mix of leases written, with a higher percentage of new leases classified as direct financing leases rather than operating leases. The decrease in leasing volume was primarily due to a decision by the Company to reduce its capital expenditures in response to lowered senior unsecured credit ratings. Sales-type lease revenue decreased 65% in the current year quarter compared to the year earlier, primarily as a result of lower revenues on remarketing transactions. See "Risk Factors That May Affect Future Results" for a discussion of the factors that may affect remarketing activities.

Operating lease revenue minus operating lease cost was $83 million, or 21.3% of operating lease revenue (collectively, the "Operating Lease Margin"), and $84 million, or 19.1% of operating lease revenue, in the three months ended March 31, 2001 and 2000, respectively. The Operating Lease Margin was $81 million, or 20.7% in the quarter ended December 31, 2000. The Company expects the Operating Lease Margin to be at or below current levels throughout the remainder of fiscal 2001, depending on the equipment leased and the volume of operating leases. The decrease in operating lease revenue minus operating lease cost in the current year quarter compared to the year earlier quarter is due to the decrease in leasing volume and the change in the mix of leases written. The Company expects the growth of the operating lease portfolio to slow as leasing volume decreases and as a result of changes in the mix of leases written. The decrease in New Leases (as defined in the discussion under "Risk Factors that May Affect Future Results") during the current quarter, has resulted in higher margins on leasing, particularly for operating leases. See "Risk Factors" for a discussion of factors that could affect the Operating Lease Margin.

Services: Revenue from technology services for the three months ended March 31, 2001 and 2000 was $158 million and $146 million, respectively, an 8% increase. Revenue from continuity contracts, which is recognized monthly during the noncancelable continuity contract and is therefore typically recurring and predictable, was approximately $96 million, $92 million and $92 million during the three months ended March 31, 2001 and 2000, and December 31, 2000, respectively, representing approximately 61%, 63% and 59% of technology services revenue.

Comdisco Ventures Group: For the three months ended March 31, 2001 and 2000, Comdisco Ventures group recorded revenue of $272 million and $160 million, which represented an increase of 70% over the prior year period. The increase was due to higher revenue from the sale of equity investments (primarily relating to the sale of warrants in two companies), and higher leasing revenue and interest income on venture debt.

Comdisco Ventures group had total leasing revenue of $79 million for the three months ended March 31, 2001 which represented an increase of 68% over the year earlier period.

Revenue from the sale of equity investments obtained in conjunction with the Company's financing transactions, which is included in "Other revenue" on the Statement of Earnings (Loss), was $175 million in the three months ended March 31, 2001 compared to $98 million in the year earlier period. Warrant sale
                                      -18-
proceeds and capital gains for the three months ended March 31, 2001 and 2000 were as follows (in millions):


                                                             Three Months Ended
                                                                  March 31,
                                                              2001         2000
                                                             -----        -----
Proceeds from the sale of equity securities ..........       $  39        $  58
Less: cost of equity securities ......................          (9)          (6)
                                                             -----        -----
Capital gains ........................................          30           52
Warrant sale proceeds ................................         145           46
                                                             -----        -----

Total ................................................       $ 175        $  98
                                                             =====        =====

During the quarter ended March 31, 2001, nine companies were acquired/merged or completed an initial public offering, compared to twenty-four companies in the prior year period. Comdisco Ventures group records the proceeds from the sale of warrants received in conjunction with its financing transactions as income on the trade date. Historically, Comdisco Ventures group's general policy has been to sell its equity positions in an orderly manner as soon as legally possible after a liquidity event. See "Risk Factors" for a discussion of the factors that could affect the timing of, and the amounts received, from the sales of the Company's equity interests in these companies.

Other revenue: Other revenue for the three months ended March 31, 2001 and 2000 was $199 million and $147 million, respectively. The components of other revenue were as follows (in millions):


                                                             Three Months Ended
                                                                 March 31,
                                                            2001            2000
                                                            ----           ----
Comdisco Ventures group:
  Sale of equity holdings ........................           $175           $ 98
  Interest income on notes .......................             16             12
  Other ..........................................            --               1
                                                             ----           ----
                                                              191            111
Services and Leasing:
  Equity sales ...................................            --              33
  Investment income ..............................              7              3
  Other ..........................................              1            --
                                                             ----           ----
                                                                8             36
                                                             ----           ----
Total other revenue ..............................           $199           $147
                                                             ====           ====

Costs and Expenses
Total costs and expenses for the quarter ended March 31, 2001 were $952 million compared to $891 million in the prior year period and $763 million in the quarter ended December 31, 2000. The increase was primarily due an increase of $182 million in the allowance for credit losses for Comdisco Ventures group. Other factors contributing to the increase were higher costs associated with the Services business, higher selling, general and administrative and interest expenses, offset by reduced leasing costs compared to the year earlier period.

Leasing costs: Leasing costs totaled $332 million for the three months ended March 31, 2001, compared to $458 million in the year earlier period. The decrease is due to reduced operating lease revenue resulting from the change in the mix of leases written and reduced leasing volume.

Services costs: Services costs were $151 million and $125 million in the three months ended March 31, 2001 and 2000, respectively. The increase is due to higher personnel costs and continued investment in Web Services.

Selling, general and administrative: Selling, general and administrative expenses totaled $290 million in the quarter ended March 31, 2001 compared to $143 million in the quarter ended March 31, 2000 and $132 million in the quarter ended December 31, 2000. The increase in the current year quarter compared to the year earlier period is primarily due to an increase in the allowance for credit losses for Comdisco Ventures group, offset by decreases in incentive compensation expenses. The following table summarizes selling, general and administrative expenses (in millions):

                                                              Three Months Ended
                                                                   March 31,
                                                               2001         2000
                                                               ----         ----

Incentive compensation ...............................         $ 17         $ 37
Other compensation and benefits ......................           29           35
Outside services .....................................           17           19
Allowance for credit losses- Comdisco
  Ventures group .....................................          206           24
Other bad debt expense ...............................            9           17
Other expenses .......................................           12
                                                                              11
                                                               ----         ----
                                                               $290         $143
                                                               ====         ====


The Company expects selling, general and administrative expenses to decrease in the second half of fiscal 2001 primarily because of decreased earnings from Comdisco Ventures group, which will decrease incentive compensation costs in that period. The Company expects the allowance for credit losses for Comdisco Ventures group to continue to increase, reflecting collectability issues in its ventures portfolio. It is possible that the collectability factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in additional material credit loss charges in future periods. See "Risk Factors that May Affect Future Results" for a discussion of factors that affect collectability.

Interest expense: Interest expense for the three months ended March 31, 2001 and 2000 totaled $102 and $87 million, respectively. The increase in interest expense in the current year quarter compared to the year earlier quarter is due to higher average daily borrowings resulting primarily from interest expense
associated   with  the   Company's   discontinued   operations   of  Prism  (see
"Discontinued Operations for a discussion) and higher average rates (see "Financial Condition" for a description of the Company's downgrades in credit ratings).

The Company borrowed significant amounts to invest in the infrastructure of its discontinued operations. In fiscal 2000 and the first quarter of fiscal 2001, the interest expense associated with these borrowings was included in the loss on discontinued operations. Subsequent to December 31, 2000 the interest costs associated with these borrowings are included in interest expense until such borrowing is paid off by cash flow from continuing operations. Accordingly, the Company expects interest expense to increase significantly throughout the remainder of fiscal 2001 as compared to the prior year periods.

Discontinued Operations:

Prism Communication Services, Inc.: On October 2, 2000, the Company's Board of Directors voted to cease funding ongoing operations of Prism Communication Services, Inc. ("Prism"), a wholly-owned subsidiary. The Prism board of directors voted to cease operations and pursue the immediate sale of Prism's assets. The Company's fourth quarter results for fiscal 2000 reflected after tax charges of $238 million, or $1.49 per share-diluted, for the expected loss on disposal as well as the operating losses on the discontinued operations during the quarter. The estimated loss on disposal represented the Company's estimate of operational losses to be incurred and the expected losses from the disposition of the assets. Due to unfavorable market conditions, Prism reduced its estimated proceeds from the sale of assets from $80 million at September 30, 2000 to $20 million at March 31, 2001. Given these negative market conditions, Prism accelerated the process of shutting down its operations, thereby reducing operating costs by approximately $30 million. As a result, the Company recorded in the quarter ended March 31, 2001 a noncash pre-tax charge of $30 million, $18 million after tax, or $.12 per common share, to write down these assets to current estimated fair market value. Loss from discontinued operations of Prism for the three months ended March 31, 2000 was $26 million, or $.16 per common share.

At March 31, 2001, the remaining estimated net liability associated with the winding down of Prism operations was $18 million. Actual net cash requirements could differ from the estimated net liability and will be reflected as adjustments in future financial statements. While management believes it has reasonably estimated the net liability, no assurances can be given that the recorded losses will be sufficient to cover the actual operational losses or shortfall, if any, in estimated proceeds from the sale of assets. See "Risk Factors that May Affect Future Results" for a discussion of factors that may impact estimated proceeds from the sale of assets and actual operational losses. See "Part II, Other Information, Item 1. Legal Proceedings" for a discussion of a class action lawsuit concerning the Company's operations and Prism.

Network Services: Network consulting has been terminated and the network management services are being transferred to a new provider. The termination and transfer resulted in a pre-tax charge of $38 million, $24 million after tax, or $.15 per common share. The current quarter pre-tax loss from discontinued operations was $7 million, $4 million after tax, or $.03 per common share, compared to a loss of $2 million, or $.02 per common share, in the year earlier period.

All periods presented, including restatement of previously published results, reflect the results of Prism and Network Services as discontinued operations.

Six months ended March 31, 2001
Total revenue was $1.8 billion and $1.9 billion for the six months ended March 31, 2001 and 2000, respectively. Total leasing revenue was $958 million and $1.2 billion for the six months ended March 31, 2001 and 2000, respectively. The decrease in total leasing revenue compared to the prior year period was due to decreases in revenue from operating leases and sales-type leases. The decrease in operating lease revenue in the current year period compared to the prior year period is primarily due to; a) a decrease in leasing volume, and; b) a change in the mix of leases written, with a higher percentage of new leases classified as direct financing leases. The decrease in leasing volume is due to decision by the Company to reduce its capital expenditures in response to lowered senior unsecured credit ratings and the resulting negative impact on the Company's access to the capital markets. Sales-type lease revenue decreased 58% in the current year period compared to the year earlier period, primarily as a result of a decrease in remarketing transactions.

Operating lease margins were $165 million, or 21.2% of operating lease revenue, and $167 million, or 19.1% of operating lease revenue, in the six months ended March 31, 2001 and 2000, respectively. The decrease in New Leases during the current year period has resulted in higher leasing margins, particularly for operating leases. The Company expects the growth of the operating lease portfolio to slow as the mix of leases written results in more direct financing leases rather than operating leases. See "Risk Factors" for a discussion of factors that could affect the Operating Lease Margin.

Revenue from sales, which includes remarketing by selling and buy/sell activities, totaled $176 million in the six months ended March 31, 2001, compared to $166 million in the year earlier period. Margins on sales were and 28.4% and 22.9% in the six months ended March 31, 2001 and 2000, respectively. The increase in revenue in the current period is due to remarketing, primarily communications equipment.

Revenue from technology services for the six months ended March 31, 2001 and 2000 was $314 million and $284 million, respectively, an 11% increase. Revenue from continuity contracts, which is recognized monthly during the noncancelable continuity contract and is therefore typically recurring and predictable, was approximately $188 million and $182 million during the six months ended March 31, 2001 and 2000, respectively.

Other revenue for the six months ended March 31, 2001 and 2000 was $396 million and $254 million, respectively. Revenue from the sale of available-for-sale securities by Comdisco Ventures was $336 million and $187 million in the six months ended March 31, 2001 and 2000, respectively. During the six months ended March 31, 2001, nineteen companies in the equity securities portfolio were acquired/merged or completed an initial public offering, compared to fifty-nine companies in the year earlier period. During the prior year period the Company realized an additional $30 million of revenues from the sale other available-for-sale securities.

The components of other revenue for the six months ended March 31, 2001 and 2000 were as follows (in millions):
                                                               Six Months Ended
                                                                   March 31,
                                                             2001           2000
                                                             ----           ----
Comdisco Ventures group:
  Sale of equity holdings ........................           $336           $187
  Interest income on notes .......................             35             24
  Other ..........................................              2              1
                                                             ----           ----
                                                              373            212
Services and Leasing:
  Equity sales ...................................            --              30
  Investment income ..............................             15              7
  Other ..........................................              8              5
                                                             ----           ----
                                                               23             42
                                                             ----           ----
Total other revenue ..............................           $396           $254
                                                             ====           ====


Warrant sale proceeds and capital gains for the six months ended March 31, 2001 were as follows (in millions):

                                                               Six Months Ended
                                                                  March 31,
                                                              2001         2000
                                                             -----        -----
Proceeds from the sale of equity securities ..........       $ 118        $ 114
Less: cost of equity securities ......................         (24)          (9)
                                                             -----        -----
Capital gains ........................................          94          105
Warrant sale proceeds ................................         242           82
                                                             -----        -----
Total ................................................       $ 336        $ 187
                                                             =====        =====

Total costs and expenses for the six months ended March 31, 2001 were $1.7 billion compared to $1.7 billion in the prior year period.

Leasing costs totaled $667 million and $869 million in the six months ended March 31, 2001 and 2000, respectively. The decrease in current year period compared to the year earlier period is due to reduced operating lease revenue resulting from the change in the mix of leases written, reduced leasing volume and a reduction in sales-type lease transactions.

Technology services costs were $296 million in the current year period compared to $239 million in the year earlier period. The increases were due to higher personnel costs and continued investment in Web Services.

Selling, general and administrative expenses totaled $422 million in six months ended March 31, 2001 compared to $258 million in the prior year period. The principal reason for the increase in the current year period compared to the year earlier period is an increase of $198 million in the allowance for credit losses for Comdisco Ventures group. The following table summarizes selling, general and administrative expenses (in millions):


                                                               Six Months Ended
                                                                    March 31,
                                                               2001         2000
                                                               ----         ----
Incentive compensation ...............................         $ 47         $ 68
Other compensation and benefits ......................           62           69
Outside services .....................................           30           31
Allowance for credit losses- Comdisco
  Ventures group .....................................          244           46
Other bad debt expense ...............................           13           21
Other expenses .......................................           26           23
                                                               ----         ----

                                                               $422         $258
                                                               ====         ====

Interest expense for the six months ended March 31, 2001 and 2000 totaled $204 million and $171 million, respectively. The increase in interest costs results primarily from borrowings associated with the Company's discontinued operations and higher interest costs due to credit rating downgrades ( see "Financial Condition").

Loss from discontinued operations of Network Services for the six months ended March 31, 2001 and 2000 was $32 million, or $.20 per common share, and $4 million, or $.02 per common share, respectively. The Company recorded a noncash pre-tax charge of $30 million, $18 million after tax, or $.12 per common share, to write down Prism assets to current estimated fair market value at March 31, 2001. Loss from discontinued operations of Prism for the six months ended March 31, 2000 was $ $43 million, or $.26 per common share.

Cumulative effect of change in accounting principle: The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in the first quarter of fiscal 2001. SFAS No. 133 redefines "derivative instruments" and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value, with changes in the instruments' fair value recognized in earnings. SFAS No. 133 also establishes new criteria for transactions to qualify for hedge accounting. Adoption resulted in a gain from the cumulative effect of a change in accounting principle of $2 million, net of tax, in the first quarter of fiscal 2001.

Financial Condition
At March 31, 2001, the Company had cash and cash equivalents of $468 million, an increase of approximately $152 million compared to September 30, 2000. Net cash provided by operating activities for the six months ended March 31, 2001 was $1.8 billion. Net cash used in investing activities was $1.2 billion in the six months ended March 31, 2001. Funds provided by secured nonrecourse debt during the six months ended March 31, 2001 totaled $458 million compared to $166 million in the year earlier period.

The Company's liquidity depends on cash provided by operating activities and on its lines of credit and the willingness of the banks to renew these lines and secured nonrecourse financing. The Company believes that estimated cash flows from operations and current financial resources of cash and cash equivalents will not be adequate to refinance or retire maturities of interest bearing liabilities and to fund anticipated operating requirements through the current fiscal year ending September 30, 2001. Accordingly, the Company is in the process of seeking to generate additional liquidity through new financing or through the sale of all or a portion of certain of the Company's business lines. There can be no assurance that the Company will be able to obtain additional financing or consummate asset sales in the amounts, and at the times needed, to satisfy its liquidity needs.

On May 2, 2001, the Board of Directors voted to suspend the payment of quarterly dividends on its common stock until the Company's liquidity and capital position warrants the resumption of dividend payments.

Following the announcement that the Company would cease funding the ongoing operations of Prism, Moody's Investors Service, Standard & Poor's and Fitch IBCA lowered the Company's senior unsecured credit ratings from Baa1/BBB+/A- to Baa2/BBB/BBB+, respectively. In response, the Company reduced its capital expenditures during the six months ended March 31, 2001 and reduced its total debt outstanding. Lower new business volumes are expected to continue as the Company focuses on managing its liquidity position by being selective in originating any new business over and above outstanding commitments or the Company's ability to finance lease originations. On April 3, 2001, Moody's lowered Comdisco's credit rating from Baa2 to Ba2 and lowered its commercial paper rating from Prime-2 to Prime-3 and Standard & Poor's lowered its ratings from BBB to BB+. On April 19, 2001, Standard & Poor's lowered Comdisco's rating to BB-. On May 3, 2001, Moody's lowered Comdisco's senior unsecured credit ratings from Ba2 to B2. On May 7, 2001, Standard & Poor's lowered the Company's senior unsecured credit ratings from BB- to B. All of the ratings have negative outlooks. Comdisco's lower credit ratings made commercial paper unavailable. Accordingly, on April 3, 2001, the Company drew down $880 million under its lines of credit. These funds will be used to retire approximately $825 million of commercial paper outstanding as of March 31, 2001.

The Company's multi-option revolving credit agreements and the global revolving credit agreements contain, among other provisions, requirements for maintaining certain net worth and other financial ratios. The most restrictive of these covenants is the Debt to Adjusted Consolidated Net Worth, which must be less than 7.0:1.0. At March 31, 2001, the Debt to Adjusted Consolidated Net Worth was 6.6:1.0.

On December 4, 2000, the Company renewed a $275 million, 364-day revolving credit facility until December 2001. On December 20, 2000, the Company renewed a $250 million, 364-day revolving credit facility until December 2001.

Although the Company has ceased funding Prism (see "Discontinued Operations"), lowered senior unsecured credit ratings, coupled with continued investor concerns about Comdisco Ventures group, is expected to have a negative impact on the Company's cost of borrowing in fiscal 2001.

Subsequent Event
On May 9, 2001, the Company announced a plan to reduce its use of outside services, non-labor costs, including facilities, and workforce to improve future profitability and enhance strategic opportunities for the Company.

In the first phase of the cost-reduction plan, Comdisco reduced its North American workforce by approximately 10 percent or 250 positions. Approximately half of the eliminated positions were at its corporate headquarters, primarily in infrastructure and support departments. The remaining reductions are taking place at nineteen Comdisco locations throughout North America. As a result of this reduction, Comdisco anticipates it will take a one-time charge expected to be in the range of $6 million to $8 million in its fiscal third quarter ending June 30, 2001. The Company anticipates further reductions in workforce and additional charges, the range of which remains undetermined.

Risk Factors That May Affect Future Results
See "Risk Factors"  included in this Report.

           RISK FACTORS

         THE COMPANY'S LIQUIDITY IS DEPENDENT ON A NUMBER OF FACTORS

The Company's liquidity currently depends on cash provided by operating activities, on its lines of credit and the willingness of banks to renew or extend these lines as they come due and secured nonrecourse financing. The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, capital restrictions limiting new leasing business, the ability of the Company to dispose of the securities held by Comdisco Ventures group, timely payment by its customers, global economic conditions and control of operating costs and expenses. Given uncertainties about the Company's ability to refinance its indebtedness or obtain new financing, the Company is considering other options, including: sales of some assets; negotiations with lenders to restructure applicable indebtedness; and other options available to the Company under applicable law.

         THE  COMPANY  MAY BE UNABLE TO  INCREASE  EARNINGS  CONTRIBUTIONS  FROM
LEASING

Lower leasing volume is expected to continue as the Company focuses on managing its liquidity position and is capital constrained in originating any new business. The Company borrowed significant amounts to invest in the infrastructure of its discontinued operations. After the wind down date, interest costs associated with these borrowings will be included in interest expense. Accordingly, the Company expects interest expense to increase significantly in fiscal 2001. The Company must dispose of its equity securities, restrict its capital expenditures and control costs and expenses. Leasing volume for the six months ended March 31, 2001 is below leasing volume for the six months ended March 31, 2000.

         ECONOMIC CONDITIONS AND OTHER FACTORS HAVE NEGATIVELY IMPACTED THE COMPANY'S OPERATIONS

The Company had previously targeted early-stage companies for its services and products. The current slow down in economic growth has and could continue to materially affect the market in which the Company operates.

Many of the companies to which the Company provided financing are dependent on third parties for liquidity. The significant change in the availability of funds, has and may continue to have a material impact on the Company's customer base as well as, the fair market value of its equity instruments. Early-stage companies, unable to obtain additional financing are reducing overhead or closing down completely. Management has an on-going business and portfolio review process intended to identify problem companies within Comdisco Ventures group financing portfolio. As a result of the portfolio review process, the Company determined that approximately $206 million of additional reserves for credit losses were required as of March 31, 2001. To the extent corrections in the Company's venture portfolio exceed managements estimates, the Company's business, operating results and financial condition would be materially adversely affected.

In the present economic climate, Comdisco Ventures group's customers may not be able to complete securities offerings and Comdisco Ventures group may not be able to generate gains or receive proceeds from the sale of equity holdings. The decline in the public market also has a negative effect on the pace at which venture investors make new investments. Without an initial public offering or sale/merger it is difficult for venture capitalists to capture any profits.

A slow down in economic growth has resulted in companies either reducing their capital budgets, or delaying equipment upgrades and enhancements.

         THE COMPANY MAY BE UNABLE TO REFLECT CHANGES IN INTEREST RATES IN THE RATES ON NEWLY LEASED ASSETS OR IN THE FEES FOR TECHNOLOGY SERVICES

The Company's borrowing costs have increased in fiscal 2001 and there can be no assurance that the Company will be able to reflect such increases in its lease rates or service fees, as it has done in the past. Factors which may impact the Company's ability to adjust its rates or otherwise mitigate the impact of increasing cost of funds in fiscal 2001 are the market for secured nonrecourse debt, interest rate spreads on Company borrowings compared to similarly rated companies and organizations, changes, if any, in the Company's terms and conditions under its lines of credit and other market concerns, including the Company's commitments to Comdisco Ventures group. Many, if not all, of these factors are beyond the control of the Company.

         THE COMPANY'S INVESTMENTS IN THE COMMUNICATIONS INDUSTRY MAY CAUSE BUSINESS AND FINANCIAL RESULTS TO SUFFER

The Company's communications equipment customers are generally companies with accumulated net deficits and extensive liquidity requirements. To the extent that these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to complete their business plans, there could be an increase in the Company's credit losses above historical levels for businesses in the communications industry

         COMDISCO VENTURES GROUP CUSTOMERS ARE IN AN EARLY STAGE OF DEVELOPMENT AND MAY BE UNABLE TO COMPLETE THEIR BUSINESS PLANS. EQUITY INSTRUMENTS HELD BY COMDISCO VENTURES GROUP ARE RISKY INVESTMENTS AND THE PUBLIC MARKET FOR THESE COMPANIES IS EXTREMELY VOLATILE. TO THE EXTENT THESE COMPANIES DO NOT MEET THEIR PLANS OR THE COMPANY IS UNABLE TO DISPOSE OF ITS EQUITY SECURITIES, THE COMPANY'S BUSINESS AND FINANCIAL RESULTS MAY SUFFER.

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

If more of these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to complete their business plans, there would be an increase in the Company's credit losses. Further, increases in credit losses for the three months ended March 31, 2001 indicate that there is an increasing number of companies in the Comdisco Ventures group portfolio that are currently experiencing or will be experiencing liquidity shortfalls in the near term. See "Economic Conditions and Other Factors may Negatively Impact the Company's Operations".

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

Comdisco Ventures group policy with respect to disposition of its equity holdings is not intended to, and does not, assure that Comdisco Ventures group will maximize its return on any particular holding. Furthermore, because the creation of a public market or an acquisition/merger is beyond Comdisco Ventures group's control and is difficult, if not impossible, to predict, its operating results are subject to significant and material quarterly fluctuations. Fluctuations in future quarters may be greater than those experienced in past quarters as a result of the growth in the number of direct equity financings made by the Company, market volatility for emerging growth companies and the Company's focus on Internet-related, communications and other high-technology companies. For those securities without a public trading market, the realizable value of Comdisco Ventures group's interests may prove to be lower than the carrying value currently reflected in the financial statements.

         RESULTS FROM THE COMPANY'S SERVICES BUSINESS MAY BE UNPREDICTABLE. COMPETITION IN SERVICES MAY NEGATIVELY IMPACT THE COMPANY'S RESULTS

As a result of the evolving nature of its services business, particularly the emerging desktop management and Web Services, the Company has limited meaningful historical data on which to base its planned operating expenses. Accordingly, a significant portion of the Company's expense levels (investment in continuity facilities and hardware, consultants, experts and back office personnel) is based in part on its expectations as to future services revenues, and is, to a large extent, fixed. Conversely, the Company's revenue base has become more diverse with the growth of other technology services revenue.

The Company's ability to obtain new business and realize revenue on its sales backlog depends on its ability to anticipate technological changes, develop services to meet customer requirements and achieve delivery of services that meet customer requirements.

The Company must successfully compete with organizations offering similar services.

         REMARKETING  IS  AN  IMPORTANT  CONTRIBUTOR  TO  ANNUAL  AND  QUARTERLY
EARNINGS

Quarterly operating results depend substantially upon the remarketing transactions within the quarter, which are difficult to forecast accurately. While the Company is devoting resources to its remarketing activities, there can be no assurance that the Company will achieve the level of activity previously attained.

         THE COMPANY IS AFFECTED BY PRODUCT AND MARKET DEVELOPMENT

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

      OPERATING RESULTS ARE SUBJECT TO QUARTERLY FLUCTUATIONS

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the Company's access to capital, earnings contributions from Comdisco Ventures group, remarketing activities and services, the timing and ability of Comdisco Ventures group to sell equity positions (see "Comdisco Ventures group" below), product announcements by manufacturers, economic conditions and variations in the financial mix of leases written. The financial mix of leases written is a result of a combination of factors, including, but not limited to, the Company's access to capital, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance and pricing policies of equipment manufacturers, and price competition from other lessors and finance companies.

Comdisco Ventures group's operating results have fluctuated widely on a quarterly basis during the last two fiscal years and the Company expects to experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond the Company's control have contributed to these quarterly fluctuations in the past and may continue to do so. Such factors include:

        o Specific economic conditions for venture capital-backed companies, including access to liquidity;
        o The market for initial public offerings;
        o The level of mergers  and  acquisition  or  other  consolidations; and
        o  General  economic conditions.

These factors, when combined with Comdisco Ventures group's practice of disposing of equity interests in an orderly way as soon as reasonably and legally possible, mean that income and profits from the sale of equity interests can and will vary substantially from quarter-to-quarter and year-to-year. Comdisco Ventures group has limited history with its venture debt and direct equity financing products. Economic conditions also have a significant effect on Comdisco Ventures group customers and their ability to meet their obligations under these financing products. Therefore it is difficult or impossible to project future performance based on past results.

         DISCONTINUED OPERATIONS AND THE USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. With respect to the Company's discontinued operations, actual losses could differ from those estimates and will be reflected as adjustments in future financial statements. No assurances can be given that the recorded losses will be sufficient to cover the actual operational losses or that Prism will be able find buyers for its assets, or asset sale transactions on terms considered acceptable by Prism. Market values for the Prism assets have declined in the last three months, primarily as a result of telecommunication companies reducing their growth plans or liquidating some or all of their operations. Furthermore, consolidation within the industry and the business failure of telecommunication companies has reduced the number of potential buyers for the equipment. As a result, the estimated proceeds from the sale of Prism assets have been reduced to $20 million at March 31, 2001. One sale has been completed and Prism has received approximately $6 million. With respect to remaining obligations of Prism, there can be no assurance that the sale of assets and existing cash will be sufficient to resolve these claims. If a final settlement of these claims cannot be achieved through negotiation, Prism or its creditors may be required to take legal action to resolve these claims.

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

         OTHER

Other uncertainties include continued business conditions, trend of movement to client/server environment, competition, including competition from other technology service providers, reductions in technology budgets and related spending plans, the impact of workforce reductions on the Company's operations and price competition from other technology service providers.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk during the three months ended March 31, 2001. For additional information, refer to page 33 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2000.

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

In addition to this initial complaint, fourteen other similar purported class action lawsuits have been against Comdisco, Nicholas K. Pontikes and John J. Vosicky in the United States District Court for the Northern District of Illinois. These actions are based on allegations similar to those detailed above. On April 6, 2001, the District Court dismissed all but the first of the foregoing actions without prejudice, and consolidated them into a single action. The Court has yet to determine who will serve as the Lead Plaintiff and Lead Counsel for the plaintiffs. Once the Lead Plaintiff and Lead Counsel are selected, the plaintiffs will file an Amended and Consolidated Complaint. Comdisco will then respond to the Consolidated Complaint.

Management believes that these suits are without merit, and management and the Company intend to defend them vigorously. Management believes, based on information currently available, that the ultimate resolution of this litigation will not have a material adverse effect on the financial condition or results of the operations of the Company.

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

           10.10       Employment Agreement

           10.20       Amendment of Employment Agreement

           10.30       Separation Agreement

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


                                          COMDISCO, INC.
                                       --------------------
                                            Registrant



Date:  May 15, 2001                    /s/ John J. Vosicky
                                       --------------------
                                       John J. Vosicky
                                       Executive Vice President
                                       and Chief Financial Officer