Form 10-Q
period 2001-06-30
COMDISCO INC
filed 2001-08-14
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-Q
                       -----------------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001
                                       or

[ ]  Transition   Report   Pursuant  to  Section  13 or 15(d) of the  Securities
     Exchange Act of 1934

            For the transition period from ____________ to __________


                          Commission file number 1-7725

                I.R.S. Employer Identification number 36-2687938

                                 COMDISCO, INC.
                   (DEBTOR-IN-POSSESSION AS OF JULY 16, 2001)
                            (a Delaware Corporation)
                              6111 North River Road
                            Rosemont, Illinois 60018
                            Telephone: (847) 698-3000


                                      Name of each            Number of shares
         Title of                      exchange on            outstanding as of
         each class                 which registered          June 30, 2001
         ----------                 ----------------          -------------

         Comdisco Stock,            New York Stock Exchange     151,872,990
         $.10 par value             Chicago Stock Exchange

         Comdisco Ventures Stock,          N/A                       -
         $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No .

Comdisco, Inc. and Subsidiaries

INDEX

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

  Item 1.  Financial Statements (Unaudited)

On July 16, 2001, Comdisco, Inc. (the "Company") and fifty of its domestic U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Northern District of Illinois (Case No. 01-24795). Please see Note 1 to the Consolidated Financial Statements.



         Consolidated Statements of Earnings (Loss) --
          Three and Nine months Ended June 30, 2001 and 2000...................4

         Consolidated Balance Sheets --
          June 30, 2001 and September 30, 2000.................................5

         Consolidated Statements of Cash Flows --
          Nine months Ended June 30, 2001 and 2000.............................6

         Notes to Consolidated Financial Statements............................8


Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations. ..........................................19


Item 3. Quantitative and Qualitative Disclosures about Market Risk............37


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.....................................................38

Item 3. Default upon senior securities........................................38

Item 6. Exhibits and Reports on Form 8-K......................................39

SIGNATURES....................................................................42

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

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
(in millions except per share data)

                                                              Three Months Ended   Nine Months Ended
                                                                   June 30,            June 30,
                                                               ----------------    ----------------
                                                                2001      2000      2001      2000
                                                               ------    ------    ------    ------
Revenue
Leasing
     Operating .............................................  $   377   $   414   $ 1,158   $ 1,288
     Direct financing ......................................       40        44       131       130
     Sales-type ............................................       18        75       104       281
                                                               ------    ------    ------    ------
        Total leasing ......................................      435       533     1,393     1,699

Sales ......................................................       66       142       241       308
Technology services ........................................       29        31       112        91
Other ......................................................       55       104       451       357
                                                               ------    ------    ------    ------
        Total revenue ......................................      585       810     2,197     2,455
                                                               ------    ------    ------    ------

Costs and expenses
Leasing
     Operating .............................................      302       332       918     1,039
     Sales-type ............................................       20        50        71       211
                                                               ------    ------    ------    ------
        Total leasing ......................................      322       382       989     1,250

Sales ......................................................       72       115       199       243
Technology services ........................................       30        31       106        88
Selling, general and administrative ........................      311       116       734       375
Interest ...................................................      112        88       315       259
                                                               ------    ------    ------    ------
     Total costs and expenses ..............................      847       732     2,343     2,215
                                                               ------    ------    ------    ------

Earnings (loss) from continuing operations before income
  taxes (benefit) and cumulative effect of change in .......     (262)       78      (146)      240
  accounting principle
Income taxes (benefit) .....................................      (94)       28       (52)       86
                                                               ------    ------    ------    ------
Earnings (loss) from continuing operations before
  cumulative effect of change in accounting principle ......     (168)       50       (94)      154
Earnings (loss) from discontinued operations, net of tax....        4       (33)      (38)      (53)
                                                               ------    ------    ------    ------
                                                                 (164)       17      (132)      101
Cumulative effect of change in accounting principle,
  net of tax ...............................................       --        --         2        --
                                                               ------    ------    ------    ------
Net earnings (loss) ........................................  $  (164)  $    17   $  (130)  $   101
                                                               ======    ======    ======    ======

Basic earnings (loss) per common share:
  Earnings (loss) from continuing operations ...............  $ (1.10)  $  0.33   $ (0.62)  $  1.01
  Earnings (loss) from discontinued operations..............     0.02     (0.22)    (0.25)    (0.35)
  Cumulative effect of change in accounting principle ......       --        --      0.01        --
                                                               ------    ------    ------    ------
  Net earnings (loss) ......................................  $ (1.08)  $  0.11   $ (0.86)  $  0.66
                                                               ======    ======    ======    ======
Diluted earnings (loss) per common share:
  Earnings (loss) from continuing operations ...............  $ (1.10)  $  0.31   $ (0.62)  $  0.95
  Earnings (loss) from discontinued operations .............     0.02     (0.21)    (0.25)    (0.33)
  Cumulative effect of change in accounting principle ......       --        --      0.01        --
                                                               ------    ------    ------    ------
  Net earnings (loss) ......................................  $ (1.08)  $  0.10   $ (0.86)  $  0.62
                                                               ======    ======    ======    ======

Common shares outstanding
       Average common shares outstanding--basic ............     152       151        152       152
                                                               ======    ======    ======    ======
       Average common shares outstanding--diluted ..........     152       161        152       162
                                                               ======    ======    ======    ======

See accompanying notes to consolidated financial statements

                                      -4-

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
CONSOLIDATED BALANCE SHEETS

                                                                   June 30,          September 30,
                                                                     2001                2000
                                                                 ------------        -------------
                                                                  (unaudited)          (audited)
ASSETS
Cash and cash equivalents .......................................   $   473             $   315
Cash - legally restricted .......................................        69                  54
Receivables, net ................................................       702               1,126
Inventory of equipment ..........................................        98                 127
Leased assets:
  Direct financing and sales-type ...............................     1,881               2,316
  Operating (net of accumulated depreciation) ...................     2,507               2,956
                                                                     ------              ------
    Net leased assets ...........................................     4,388               5,272
Property, plant and equipment, net ..............................        60                  89
Equity securities ...............................................       182                 899
Assets of discontinued operation held for sale ..................       559                 571
Other assets ....................................................       259                 301
                                                                     ------              ------
                                                                    $ 6,790             $ 8,754
                                                                     ======              ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Term notes payable ..............................................   $   495             $   695
Discounted lease rentals ........................................     1,050                 794
Accounts payable ................................................       140                 182
Notes payable ...................................................     1,161               1,314
Senior notes ....................................................     2,760               3,452
Other liabilities ...............................................       541                 688
Income taxes ....................................................        69                 415
                                                                     ------              ------
                                                                      6,216               7,540
                                                                     ------              ------
Stockholders' equity:
  Preferred stock $.10 par value
    Authorized 100,000,000 shares (none issued); Series C
    and Series D ................................................       --                   --
  Comdisco stock $.10 par value
    Authorized 750,000,000 shares;
    issued 225,503,200 shares
   (225,151,420 at September 30, 2000) ..........................       22                   23
  Comdisco Ventures stock $.10 par value
    Authorized 750,000,000 shares (none issued) .................       --                   --
                                                                     ------              ------
  Additional paid-in capital ....................................       365                 360
  Accumulated other comprehensive income (loss) .................      (108)                317
  Retained earnings .............................................       914               1,051
                                                                     ------              ------
                                                                      1,193               1,751
  Common stock held in treasury, at cost ........................      (619)               (537)
                                                                     ------              ------
      Total stockholders' equity ................................       574               1,214
                                                                     ------              ------
                                                                    $ 6,790             $ 8,754
                                                                     ======              ======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the Nine months Ended June 30, 2001 and 2000


                                                               2001       2000
                                                             -------    -------
Cash flows from operating activities:
   Operating lease and other leasing receipts .............  $ 2,057    $ 2,256
   Leasing costs, primarily rentals paid ..................       (5)        (9)
   Sales ..................................................      306        408
   Sales costs ............................................      (59)      (106)
   Technology services receipts
    (excluding Availabilty Solutions) .....................      124         78
   Technology services costs
    (excluding Availablity Solutions) .....................      (94)       (83)
   Note receivable receipts ...............................      269        194
   Warrant proceeds .......................................      447        303
   Other revenue ..........................................       63          1
   Selling, general and administrative expenses ...........     (289)      (299)
   Interest ...............................................     (258)      (231)
   Income taxes ...........................................      (16)       (33)
                                                             -------    -------
     Net cash provided by continuing operations ...........    2,545      2,479
     Net cash provided by (used in) discontinued operations       26         (3)
                                                             -------    -------
     Net cash provided by operating activities ............    2,571      2,476
                                                             -------    -------

Cash flows from investing activities:
   Equipment purchased for leasing ........................   (1,152)    (1,949)
   Investment in continuity and other service facilities ..        2        (29)
   Notes receivable .......................................     (210)      (459)
   Equity investments .....................................      (54)      (144)
   Capital expenditures on discontinued operations ........     (129)      (389)
   Other ..................................................       37        (22)
                                                             -------    -------
     Net cash used in investing activities ................   (1,506)    (2,992)
                                                             -------    -------

Cash flows from financing activities:
   Discounted lease proceeds ..............................      565        257
   Net increase (decrease) in notes and term notes payable      (353)       682
   Issuance of senior notes ...............................       --        344
   Maturities and repurchases of senior notes .............     (693)      (555)
   Principal payments on secured debt .....................     (309)      (246)
   Common stock purchased and placed in treasury ..........      (84)       (91)
   Dividends paid on common stock .........................       (8)       (11)
   Issuance of Prism Communication Services common stock...       --         11
   Decrease (increase) in legally restricted cash .........      (15)         6
   Other ..................................................      (10)        17
                                                             -------    -------
     Net cash provided by (used in) financing activities ..     (907)       414
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents ......      158       (102)
Cash and cash equivalents at beginning of period ..........      315        361
                                                             -------    -------
Cash and cash equivalents at end of period ................  $   473    $   259
                                                             =======    =======

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED
(in millions)
For the Nine months Ended June 30, 2001 and 2000

                                                                     2001       2000
                                                                   -------    -------
Reconciliation of earnings (losses) from continuing operations to net cash provided by operating activities:

Earnings (loss) from continuing operations .....................   $   (94)   $   154

Adjustments to reconcile earnings (losses) from continuing operations to net cash provided by operating activities

    Leasing costs, primarily
      depreciation and amortization ............................       984      1,241
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals ............       664        690
    Cost of sales ..............................................       139        137
    Technology services costs, primarily
       depreciation and amortization ...........................        11         10
    Interest ...................................................        57         27
    Income taxes ...............................................       (59)        23
    Principal portion of notes receivable ......................       220        155
    Selling, general, and administrative expenses ..............       439         76
    Warrant proceeds in excess of income .......................        94          4
    Other, net .................................................        90        (38)
                                                                   -------    -------
          Net cash provided by continuing operations ...........     2,545      2,479
          Net cash provided by (used in) discontinued operations        26         (3)
                                                                   -------    -------
                  Net cash provided by operating activities ....   $ 2,571    $ 2,476
                                                                   =======    =======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2001 and 2000


1.       Subsequent Events

Reorganization Proceedings under Chapter 11 of the Bankruptcy Code: On July 16, 2001, the Company and fifty of its domestic U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court") (Case No. 01-24795). The Company's subsidiaries located outside of the United States are not included in the petitions. The Debtors will continue to manage their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code (see Impact of Debtor-in-Possession).

Sale  of  Assets:  The  Company  reached  a  definitive  agreement  (the  "Sales
Agreement"), dated as of July 15, 2001, with Hewlett-Packard Company ("HP") providing for the sale of substantially all of its continuity services business, referred to as Availability Solutions, (the "Business"), to HP for $610 million. The sale includes the assets of the U.S. operations and stock of the subsidiaries in the United Kingdom, France and Canada. The sale excludes the stock of subsidiaries in Germany and Spain, as well as other identified assets of the Business. The Sale Agreement is subject to, among other things, various closing conditions, higher or otherwise better offers received pursuant to formal bidding procedures approved by the Bankruptcy Court, Bankruptcy Court approval, antitrust approval, any other such approvals as may be required by law, and other customary conditions. Given these conditions, there can be no assurance that the proposed transaction will be consummated. In the event that the transaction is not consummated, under certain conditions the Company may be required to pay HP a $18.3 million termination fee and shall also be required to reimburse HP for expenses incurred in connection with the proposed sale, not to exceed $10 million. Competitive bids for the sale of Availablity Solutions are due on September 30, 2001.

Debtor-in-Possession Financing: On July 16, 2001, the Company received binding commitments for a $600 million senior secured Debtor-In-Possession financing facility ("DIP facility") led by Citibank, N.A. as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, and Heller Financial, Inc. as Documentation Agent. The $600 million DIP Facility, which remains subject to final Bankruptcy Court approval, at a hearing scheduled for August 23, 2001, was arranged by Salomon Smith Barney Inc. and J. P. Morgan Securities Inc. $200 million dollars of the DIP Facility was made available to the Company on July 16, 2001 pursuant to an interim Bankruptcy Court order, none of which has been used by the Company and all of which remains available. $100 million of the new secured DIP Facility has been reserved specifically to support international operations.


Impact of Debtor-in-Possession Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. Shortly after the filing, the Company began notifying all known or potential creditors of the filing for the purposes of identifying all pre-petition claims against the Company. Subject to certain exceptions under the Bankruptcy Code, the Company's filing for reorganization automatically enjoined the continuation of any judicial or administrative proceedings against the Company. Any creditor actions to obtain possession of property from the Company or to create, perfect or enforce any lien against the property of the Company are also enjoined. As a result, the creditors of the Company are precluded from collecting pre-petition debts without the approval of the Bankruptcy Court.

The Company has the exclusive right for 120 days after the Chapter 11 filing on July 16, 2001 to file a plan of reorganization and 60 additional days to obtain necessary acceptances. Such periods may be extended at the discretion of the Bankruptcy Court, but only on showing of good cause. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e. 50 percent of the number and 66-2/3 percent of the dollar amount) of each class of creditors and equity holders whose claims are impaired by the plan. At this time, the Company cannot predict when or whether a plan of reorganization will be filed with the Bankruptcy Court, or whether any such plan will be approved. Due to the large number of claims, the value of the Company's common stock is highly speculative.

Certain pre-petition liabilities have been paid after obtaining the approval of the Bankruptcy Court, including certain wages and benefits of employees, insurance costs and payments to governmental agencies.

Parties to executory contracts may, under certain circumstances, file motions with the Bankruptcy Court to require the Company to assume or reject such contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., real property leases). Unless otherwise agreed, the assumption of a contract will require the Company to cure all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Chapter 11 filing, giving the other party to the contract a right to assert a general unsecured claim for damages arising out of the breach. The Company cannot determine or reasonably estimate the ultimate liability that may result from rejecting its contracts or the filing of claims for any rejected contract and no provisions have been made for these claims.

The Bankruptcy Court will establish a date for the filing of proofs of claim under the Bankruptcy Code and the Company's creditors will submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in the financial statements and the amount claimed by the Company's creditors. Litigation, including significant litigation may be required to resolve any such disputes.

The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the results of operations.

Additional liabilities subject to the proceedings may arise in the future as a result of the rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

Although the Chapter 11 bankruptcy filing raises substantial doubt about the Company's ability to continue as a going-concern, the accompanying unaudited consolidated financial statements have been prepared on a going-concern basis. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the Company at historical cost. A plan of reorganization could materially change the amounts currently disclosed in the unaudited consolidated financial statements. The Company believes, based on information presently available to it, that cash available from operations and the DIP Facility will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors) and the appropriateness of using the going concern basis for its unaudited consolidated financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) confirmation of a plan of reorganization under the Bankruptcy Code, and (v) the Company's ability to achieve profitability following such confirmation.

Financial Management Appointments: On July 5, 2001, the Company named Michael A. Fazio executive vice president and chief financial officer, following the resignation of John J. Vosicky as a director and officer of the Company. On the same date, the Company named Ronald C. Mishler as senior vice president and treasurer, following the resignation of Edward A. Pacewicz from that position, and named David S. Reynolds as acting controller, following the resignation of David J. Keenan from that position.


2.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, such adjustments consist of normal recurring and other adjustments. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. The balance sheet at September 30, 2000 has been derived from the audited financial statements included in the Company's Annual Report on Form 10-K, for the year ended September 30, 2000.

On July 16, 2001, the Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (see Note 1). American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (SOP 90-7) does not change the application of accounting principles generally accepted in the United States of America in the preparation of financial statements, however, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business shall be reported separately as reorganization items in the consolidated statements of operations beginning in the fiscal quarter ending September 30, 2001. The balance sheet should distinguish pre-petition liabilities subject to compromise from those that are not and post-petition liabilities. Liabilities that may be affected by the plan should be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

The Company adopted SOP 90-7 effective July 16, 2001 and will segregate those items as outlined above for all reporting periods subsequent to the filing date of July 16, 2001.

On May 4, 2000, the Company created a series of its common stock, designated Comdisco Ventures stock, designed to track the performance of Comdisco Ventures group, its venture financing business. The Company's other series of common stock, designated Comdisco stock, is intended to track the performance of all other businesses of Comdisco. No Comdisco Ventures stock has been issued by the Company to date, and unless and until Comdisco Ventures stock is issued by Comdisco, Comdisco stock will track the performance of all businesses of Comdisco, including Comdisco Ventures group.

Certain reclassifications, including those for discontinued operations, have been made in the 2000 financial statements to conform to the 2001 presentation.

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


3.       Receivables

Receivables include the following as of June 30, 2001 and September 30, 2000 (in millions):

                                  June     September
                                   30,        30,
                                  2001       2000
                                -------    -------
Notes .......................   $   568    $   713
Accounts ....................       254        323
Unsettled equity transactions         7         67
Income taxes ................         2         15
Other .......................       122        132
                                -------    -------
Total receivables ...........       953      1,250
Allowance for credit losses .      (251)      (124)
                                -------    -------
                                $   702    $ 1,126
                                =======    =======


The Company provides loans to privately held venture capital-backed companies in networking, optical networking, software, communications, Internet-based and other industries. The Company's loans are generally structured as equipment loans or subordinated loans. Interest income on loans is recorded in the Consolidated Statements of Earnings (Loss) as other revenue.

At June 30, 2001 and September 30, 2000, Comdisco Ventures group had notes receivable of approximately $549 million and $697 million, respectively. As part of a venture note transaction, the Company receives warrants to purchase an equity interest in its customer, or a conversion option, in each case at a stated exercise price based on the price paid by other venture capitalists. Loans provide current income from interest and fees.

Changes in the allowance for credit losses (combined notes and accounts receivable) for the nine months ended June 30, 2001 and 2000 were as follows (in millions):
                                                     Comdisco
                                  Consolidated     Ventures group
                                 ---------------  ------------------
                                  June    June      June     June
                                   30,      30,      30,      30,
                                  2001     2000     2001     2000
                                 -----    -----    -----    -----
Balance at beginning of period   $ 124    $  43    $  95    $  17
Provision for credit losses ..     442       87      381       62
Net credit losses ............    (315)     (33)    (274)      (9)
                                 -----    -----    -----    -----
Balance at end of period .....   $ 251    $  97    $ 202    $  70
                                 =====    =====    =====    =====



 4.      Equity Securities

The Company provides financing to privately held companies, in networking, optical networking, software, communications, Internet-based and other industries through the purchase of equity securities. Substantially all of these investments are made by Comdisco Ventures group. For equity investments which are non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired. Impairments in equity securities totaled $101 million and $68 million during the first nine months of fiscal 2001 and fiscal 2000, respectively. During fiscal year 2001, certain of these investments in privately held companies became available-for-sale securities when the issuers completed initial public offerings.

Comdisco Ventures group public holdings were as follows (in millions):


                                                                 Gross            Gross
                                                              unrealized        unrealized        Market
                                                 Cost            gains           losses           value
                                             --------------  --------------   --------------  --------------


June 30, 2001 ............................ $             1  $            4   $            -  $            5
September 30, 2000 ....................... $            34  $          653   $           (4)  $         683


In addition, the carrying basis (cost) of investments in preferred stock and other equity holdings was $177 million, net and $216 million at June 30, 2001 and September 30, 2000, respectively.

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated other comprehensive income. Net realized gains from the sale of equity investments were $99 million during the first nine months of fiscal 2001 compared to $146 million in the year earlier period. Gross realized gains from the sale of equity securities were $101 million and $165 million during the first nine months of fiscal 2001 and fiscal 2000, respectively. Net realized gains are included in other revenue.

The Company records the proceeds received from the sale or liquidation of warrants received in conjunction with its lease or other financings as income on the trade date. These proceeds were $254 million during the first nine months of fiscal 2001 compared to $154 million in the year earlier period. These amounts are included in other revenue.

5.       Interest-Bearing Liabilities

As a result of the bankruptcy filing described below, as well as other debt covenant terms that the Company violated as of June 30, 2001, the Company no longer has access to its domestic and international credit lines.

On April 3, 2001, the Company drew down approximately $880 million of committed loan facilities for general corporate purposes, including the retirement of commercial paper obligations as they become due. The committed facilities involved in the transaction include the $550 million global credit facility and the $525 million multi-option facility. These loans bear interest rates ranging from 5.91% to 5.99%. Approximately $525 million of these loans were scheduled to mature December 2001.

The average daily borrowings outstanding during the nine months ended June 30, 2001 were approximately $6.1 billion, with a related weighted average interest rate of 6.78%. This compares to average daily borrowings during the first nine months of fiscal 2000 of approximately $5.4 billion, with a related weighted average interest rate of 6.38%.

On July 16, 2001, the Company filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Northern District of Illinois (the "Filing"). In connection with the Filing, the Company obtained a two-year, $600 million DIP Facility led by Citibank, N.A., as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, and Heller Financial, Inc. as Documentation Agent. The $ 600 million DIP Facility, which remains subject to final Bankruptcy Court approval at a hearing scheduled for August 23, 2001, was arranged by Salomon Smith Barney Inc. and J.P. Morgan Securities Inc. The DIP Facility is secured by substantially all of the Company's assets. The DIP facility includes a credit line of up to $600 million, only up to $200 million of which is available to the Company under the current interim Bankruptcy Court order, bearing interest at for Eurodollar loans at LIBOR plus 300 basis points or at Citibank's base rate plus 200 basis points. $200 million dollars of the DIP Facility was made available to the Company on July 16, 2001 pursuant to an interim Bankruptcy Court order, none of which has been used by the Company and all of which remains available. $100 million of the new secured DIP Facility has been reserved specifically to support international operations.

The Company's DIP Facility will contain covenants which must be negotiated between the parties and incorporated into the agreement by October 1, 2001, that will require the Company to satisfy ongoing financial requirements. The DIP Facility will contain covenants that limit the Company's ability to borrow additional money, pay dividends, make additional corporate investments and increase compensation paid to directors, officers and senior management employees. The DIP Facility also prohibits a change in control.

Under the DIP facility, the Company's borrowing availability is tied to a percentage of eligible assets. Such formula currently includes limitations based on a percentage of the value of eligible assets. The amounts calculated based on eligible assets are subject to additional reserves imposed by the bank.

In connection with the DIP Facility, the Company was an arrangement and structure fee of $4 million or 2% of the credit line, which is available under the interim bankruptcy court order, and will be required to pay 2% of the credit line in excess of $200 million as part of the Bankruptcy Court Final Order. The company will also pay a fifty basis point annual unused line fee and annual administration and collateral monitoring fees, as defined in the agreement.

As of August 14, 2001, the Company did not have an outstanding balance under the DIP facility. The Company is in the process of finalizing arrangements with the Agent so that borrowings under the DIP facility will be reduced by transfers from the Company's bank accounts, primarily including leasing receipts, on a daily basis. As of August 14, 2001, the Company had unrestricted cash balances of approximately $400 million dollars.

As a result of the Filing, the Company will not accrue for or pay any interest on any of its unsecured debt while in bankruptcy unless it is probable that it will be an allowed claim. Accordingly, the Company expects interest expense to decrease significantly throughout the remainder of fiscal 2001 as compared to the prior year periods.




6.       Stockholders' Equity

Other comprehensive income (loss) consists of the following (in millions):

                                           Three months ended  Nine months ended
                                                  June 30,           June 30,
                                                2001     2000     2001     2000
                                               -----    -----    -----    -----
Foreign currency translation adjustments ..   $  (2)   $  (7)   $ (17)   $ (39)

Unrealized gains on derivative instruments.       3       --        5       --

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period ......................       4       45     (292)     515
  Reclassification adjustment for gains
   included in earnings before
   income taxes (benefit) .................     (17)     (83)    (353)    (300)
                                               -----    -----    -----    -----
Net unrealized gains (losses), before
   income taxes (benefit) .................     (13)     (38)    (645)     215
Income taxes (benefit) ....................      (4)     (18)    (232)      72
                                               -----    -----    -----    -----
Net unrealized gains (losses) .............      (9)     (20)    (413)     143
                                               -----    -----    -----    -----
Other comprehensive income (loss) .........      (8)     (27)    (425)     104
Net earnings (loss) .......................    (164)      17     (130)     101
                                               -----    -----    -----    -----
Total comprehensive income (loss) .........   $(172)   $ (10)   $(555)   $ 205
                                               =====    =====    =====    =====

Accumulated other comprehensive income (loss) presented below and in the accompanying balance sheets consists of the accumulated net unrealized loss on foreign currency translation adjustments, the accumulated net unrealized gain on available-for-sale securities, and the unrealized gain on derivative instruments (in millions):


                                                          Unrealized
                                           Foreign         gain on         Unrealized         Accumulated
                                           currency       available-        gain on             other
                                         translation       for-sale        derivative        comprehensive
                                          adjustment      securities      instruments        income (loss)
                                         -------------   -------------   ---------------   ------------------
Balance at 9/30/00 ................      $        (98)   $        415    $           --    $             317
Current-period change .............               (17)           (413)                5                 (425)
                                         -------------   -------------   ---------------   ------------------
Balance at 6/30/01 ................      $       (115)   $          2    $            5    $            (108)
                                         =============   =============   ===============   ==================


On May 2, 2001, the Board of Directors voted to suspend the payment of quarterly dividends on the Company's common stock until the Company's liquidity and capital position warrants the resumption of dividend payments. In addition, the DIP Facility limits the ability of the Company to pay dividends.

During the nine months ended June 30, 2001, the Company purchased 2,798,200 shares of its common stock at an aggregate cost of approximately $84 million.

Pursuant to the Company's Shared Investment Plan ("SIP"), under which senior managers took out full recourse, personal loans to purchase shares of the Company's common stock, on May 2, 2001, the Board of Directors resolved that if there is an acceleration of the loans and the Company is required to make payments on the loan, the Company will defer, but not forgive, collection from SIP participants on the loan guarantee until after March 31, 2002.



7.       Industry Segment and Operations by Geographic Areas

The Company evaluates the performance of its operating segments based on earnings before income taxes. Intersegment sales are not significant. Summarized financial information concerning the Company's reportable segments for the three and nine months ended June 30, 2001 and 2000 is shown in the following tables (in millions):


                                                                   Comdisco
Three months ended                                                 Ventures        Discontinued
June 30, 2001                         Leasing       Services         group          operations          Total
-------------                        ----------    -----------    ------------    ----------------    ---------
Revenues                             $     449     $       29     $       107     $             -     $    585
Segment profit (loss)                     (142)            (1)           (119)                  -         (262)
Investing activities                       243              -              69                  24          336

                                      -15-

                                                                   Comdisco
Three months ended                                                 Ventures        Discontinued
June 30, 2000                         Leasing       Services         group          operations          Total
-------------                        ----------    -----------    ------------    ----------------    ---------
Revenues                             $     629     $       31     $       150    $              -     $    810
Segment profit                              24              -              54                   -           78
Investing activities                       447              5             315                  71          838


                                                                   Comdisco
Nine months ended                                                  Ventures        Discontinued
June 30, 2001                         Leasing       Services         group          operations          Total
-------------                        ----------    -----------    ------------    ----------------    ---------
Revenues                             $   1,450     $      112     $       635     $             -     $  2,197
Segment profit (loss)                     (113)             6             (39)                  -         (146)
Investing activities                       913             (2)            466                 129        1,506

                                                                  Comdisco
Nine months ended                                                  Ventures        Discontinued
June 30, 2000                         Leasing       Services         group          operations          Total
-------------                        ----------    -----------    ------------    ----------------    ---------
Revenues                             $   1,913     $       91     $       451     $             -     $   2,455
Segment profit                              59              3             178                   -           240
Investing activities                     1,725             29             849                 389         2,992



The following table presents total assets for each of the Company's reportable segments (in millions):

                                      June           September
                                       30,              30,
                                      2001              2000
                                  --------------    -------------

Leasing                           $      5,073      $     5,451
Services                                    59              586
Ventures                                 1,099            2,141
Discontinued operations                    559              576
                                  --------------    -------------
Total                             $      6,790      $     8,754
                                  ==============    =============

The following table presents revenue by geographic location based on the location of the Company's local offices (in millions):

              Three months ended   Nine months ended
                   June 30,             June 30,
                 2001     2000       2001     2000
                ------   ------     ------   ------
North America   $  419   $  625     $1,692   $1,919
Europe             120      144        376      429
Pacific Rim         46       41        129      107
                ------   ------     ------   ------
Total           $  585   $  810     $2,197   $2,455
                ======   ======     ======   ======



The following table presents total assets by geographic location based on the location of the asset (in millions):

                         June         September
                          30,            30,
                         2001           2000
                        ------         ------
North America           $4,981         $6,961
Europe                   1,272          1,201
Pacific Rim                537            592
                        ------         ------
Total                   $6,790         $8,754
                        ======         ======


8.       Discontinued Operations

Availability Solutions: The Company's technology services business was offered for sale in the third quarter of fiscal 2001. As a result of the agreement with HP (see Note 1 of Notes to Consolidated Financial Statements), the Availability Solutions segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

Network Services: During the second quarter of fiscal 2001, the network consulting business of the Company was terminated. The network management services was transferred to a new provider during the third quarter of fiscal 2001.

Prism Communication Services, Inc.: On October 2, 2000, the Company's Board of Directors voted to cease funding ongoing operations of Prism Communication Services, Inc. ("Prism"), a wholly-owned subsidiary. The Prism board of directors voted to cease operations and pursue the immediate sale of Prism's assets.

Operating results of the discontinued businesses were as follows (in millions):

                                                Three Months Ended       Nine Months Ended
                                                     June 30,                 June 30,
                                                 2001        2000         2001      2000
                                                -----------------        ---------------
Total revenue                                     $ 126       $ 143        $ 367   $ 388
                                                  =====       =====        ======  =====

Earnings (loss) before income taxes (benefit)     $   6       $ (52)       $ (62)  $ (83)
Income taxes (benefit)                                2         (19)         (24)    (30)
                                                  -----       ------       ------  ------
Net earnings (loss) from discontinued operations  $   4       $ (33)       $ (38)  $ (53)
                                                  =====       ======       =====   ======


9.       Restructuring

During the third quarter of fiscal 2001, the Company announced a plan to reduce its use of outside services, non-labor costs, including facilities, and workforce to improve future profitability and enhance strategic opportunities for the Company.

In the first phase of the cost-reduction plan, the Company reduced its North American workforce by approximately 10 percent or 250 positions. As a result of this reduction, the Company incurred a one-time charge of $8 million in the fiscal third quarter ending June 30, 2001. The $8 million is included within selling, general and administrative expenses. Of the $8 million, approximately $2 million was paid through June 30, 2001. On July 16, 2001, the Company announced a further rationalization of costs to enhance the Company's competitive position. Accordingly, the Company will reduce its workforce by approximately 200 positions, more than half of which will be at the corporate level. This reduction represents less than 10 percent of its North American workforce. Each of the reductions mentioned above primarily relate to management and staff positions within the Company's leasing operations. The Company anticipates further reductions in workforce and additional charges, the range of which remains undetermined.

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


Recent Developments

On July 16, 2001, the Company and fifty of its domestic U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Court"), in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court") (Case No. 01-24795). The Company's subsidiaries located outside of the Untied States are not included in the petitions. The Debtors will continue to manage their properties and operate their businesses as "debtors-in-possession" under the jursidiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code (see Impact of Debtor-in-Possession).


The Company reached a definitive agreement (the "Sale Agreement"), dated as of July 15, 2001, with Hewlett-Packard Company ("HP") providing for the sale of substantially all of its continuity services business, referred to as Availability Solutions (the "Business") to HP for $610 million. The sale includes the purchase of assets of the U.S. operations and stock of the subsidiaries in the United Kingdom, France and Canada. The sale excludes the purchase of the stock of subsidiaries in Germany and Spain, as well as other identified assets of the Business. The Sale Agreement is subject to, among other things, various closing conditions, higher or otherwise better offers received pursuant to formal bidding procedures approved by the Bankruptcy, Bankruptcy Court approval, antitrust approval, any other such approvals as may be required by law, and other customary conditions. Given these conditions, there can be no assurance that the proposed transaction will be consummated. In the event that the transaction is not consummated, under certain conditions the Company may be required to pay HP a $18.3 million termination fee and shall also be required to reimburse HP for expenses incurred in connection with the proposed sale, not to exceed $10 million. Competitive bids for the sale of the Availability Solutions are due on September 30, 2001.

As of July 16, 2001, the Company received binding commitments for a $600 million senior secured debtor-in-possesion financing facility ("DIP Facility") led by Citibank, N.A. as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, and Heller Financial, Inc. as Documentation Agent. The $600 million DIP Facility, which remains subject to final Bankruptcy Court approval, was arranged by Salomon Smith Barney Inc. and J. P. Morgan Securities, Inc. $200 million dollars of the DIP Facility was made available to the Company on July 16, 2001 pursuant to an interim Bankruptcy Court order, none of which has been used by the Company and all of which remains available. $100 million of the new secured financing facility has been reserved specifically to support international operations.

On July 7, 2001, the Company named Michael A. Fazio as executive vice president and chief financial officer, following the resignation of John J. Vosicky. On the same date, the Company named Ronald C. Mishler as senior vice president and treasurer, following the resignation of Edward A. Pacewicz, and named David S. Reynolds as acting controller, following the resignation of David J. Keenan.

Management of the Company determined late in the third quarter that it was unlikely that the Company would be able to meet its short-term liquidity needs, including repayment of debt upon maturity. At that time, management determined that a Chapter 11 filing in July would be in the best interest of all of the Company's stakeholders.

As a result of the filing, the Company is now required to file various documents periodically with the Bankruptcy Court. These files include certain financial information prepared on an unconsolidated basis. This information also includes statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law.

Such materials are prepared according to requirements of federal bankruptcy law. While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in the Company's consolidated financial statements filed under the securities laws. Accordingly, the Company believes that the substance and format do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements.

The materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company's stock, or for comparison with other financial information filed with the Securities and Exchange Commission.

Notwithstanding, most of the Debtors' filings with the Court are available to the public at the office of the Clerk of the Bankruptcy Court. These filings may also be obtained through private document retrieval services. The Company undertakes no obligation to make any further public announcement with respect to the documents filed with the Court or any matters referred to in them.

Overview

The Company is aligned into three primary business lines: 1) technology services ("Services"); 2) global leasing ("Leasing") and; 3) venture financing ("Comdisco Ventures group").

For purposes of these unaudited consolidated financial statements, the Company has accounted for the businesses included in the proposed sale to HP as discontinued operations of the Company. As a result of the Company's intention to exit the Availability Solutions businesses of Germany and Spain, the Company has also accounted for these businesses as discontinued operations. As such, for the three and nine months ended June 30, 2001 and 2000, the only businesses included within Services continuing operations are IT CAP and the remaining Network Services business.

In addition to originating new equipment lease financing, the Company remarkets used equipment from its lease portfolio. Remarketing is the sale or re-lease of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Remarketing activities are comprised of earnings from follow-on leases and gross profit on equipment sales. Remarketing activity, an important factor in quarterly earnings, decreased in the current quarter as compared to the second quarter of fiscal 2001. The decrease can be attributed to the Company attempting to maximize, in the short run, cash flows from their current lease base as opposed to remarketing these leases over longer lease terms. Remarketing activity continues to be an important contributor to quarterly earnings in the near and long term because of the size of the Company's lease portfolio. See "Risk Factors That May Affect Future Results" for a discussion of remarketing.

Throughout the third quarter of fiscal 2001, the Company continued to seek additional liquidity through the sale of certain its remaining business lines, including the possible sale of certain of its leasing assets. Coupled with the Company's Chapter 11 filing, the Company's decision to sell these businesses can and has created uncertainty that could have an adverse impact on the Company's business, ability to obtain credit, customers confidence and its ability to retain employees and employee's performance in future periods. The Company believes this uncertainty did have an impact on the Company's financial results for the quarter ended June 30, 2001. See risks factors for additional risks associated with the filing.

Summary

Loss from continuing operations for the three months ended June 30, 2001 was $168 million, or $1.10 per common share, compared with earnings from continuing operations of $50 million, or $.31 per common share, for the three months ended June 30, 2000. The Company incurred a net loss of $164 million, or $1.08 per common share, for the three months ended June 30, 2001, compared with net earnings of $17 million, or $.10 per common share, for the year earlier period. The loss from continuing operations for the three months ended June 30, 2001 was primarily a result of recording $137 million in additional reserves for credit losses for its Ventures group operations, $78 million in increases in other bad debt and inventory reserves, and increases in other selling general and administrative expenses. Extremely light remarketing activity and the reduction in equity gains from Comdisco Ventures group during the three months ended June 30, 2001 also contributed to the loss from continuing operations.

Loss from continuing operations for the nine months ended June 30, 2001 was $94 million, or $.62 per common share, compared with earnings from continuing operations of $154 million, or $.95 per common share, in the year earlier period. The net loss for the nine months ended June 30, 2001 was $130 million, or $.86 per common share, compared to net earnings of $101 million, or $.62 per common share, for the prior year period. The loss from continuing operations for the nine months ended June 30, 2001 was primarily a result of decreased earnings contributions from all of the Company's business lines.

RESULTS OF OPERATIONS

Business
Services: Services (excluding businesses included in the proposed sale to HP, as well as the Availability Solutions businesses of Germany and Spain, and the network consulting business) had pretax losses of $1 million in the quarter ended June 30, 2001, compared to breakeven results in the quarter ended June 30, 2000. For the three months ended March 31, 2001, Services posted pretax earnings of $2 million.

Services had pretax earnings of $6 million in the nine months ended June 30, 2001 compared to $3 million during the year earlier period. The increase is due to a reduction in the pretax losses of the Network Services business which were partially offset by decreased pretax earnings from IT CAP.

See "Risk Factors" for a discussion of the factors that may affect earnings contributions from Services.

Leasing: Leasing had pretax losses of $142 million in the three months ended June 30, 2001, compared to pretax earnings of $24 million and $11 million in the three months ended June 30, 2000 and March 31, 2001, respectively. The pretax loss from leasing is due to a number of factors, including, but not limited to, a change in the mix of leases written, higher interest costs, which, in part, are the result of borrowings incurred to finance discontinued operations, higher selling, general and administrative expenses, and lower contributions from remarketing. Cost of equipment placed on lease was $245 million during the quarter ended June 30, 2001. This compares to cost of equipment placed on lease of $556 million and $439 million during the quarters ended June 30, 2000 and March 31, 2001, respectively. See below for a discussion of remarketing and "Risk Factors That May Affect Future Earnings" for a discussion of leasing.

Comdisco Ventures group: Ventures had pretax losses of $119 million in the three months ended June 30, 2001, compared to pretax earnings of $54 million in the prior year quarter. During the three months ended March 31, 2001, Ventures posted pretax losses of $30 million. The pretax loss in the current year period is primarily the result of recording additional reserves for credit losses and write-downs of equity securities totaling $137 million as well as lower revenue from the sale of equity investments. Comdisco Ventures group had pretax losses of $39 million in the nine months ended June 30, 2001, compared to pretax earnings of $178 million in the nine months ended June 30, 2000. The decrease is due to additional reserves for credit losses, offset by higher earnings contributions from the sale of equity securities in the current year period compared to the year earlier period.


Total new fundings for the three and nine months ended June 30, 2001 and 2000 by product were as follows (in millions):

                              Three Months Ended     Nine months Ended
                                    June 30,             June 30,
                                 2001      2000       2001       2000
                                ---------------      ----------------
Leases ....................     $  38     $ 106      $ 221      $ 282
Debt ......................        31       168        202        454
Equity ....................         -        41         40        113
                                 ----      ----       ----       ----
                                $  69     $ 315      $ 463      $ 849
                                 ====      ====       ====       ====

As a result of market conditions and its financial condition, the Company ceased entering into new lease, loan, and equity commitments during the quarter ended March 31, 2001.

Three  months ended June 30, 2001

Revenue
Total revenue for the three months ended June 30, 2001 was $585 million compared to $810 million in the prior year quarter and $824 million in the quarter ended March 31, 2001. The decrease in the current year quarter compared to both the year earlier period and the quarter ended March 31, 2001, is primarily due to reduced leasing revenue, lower sales revenue, and lower revenues from Comdisco Ventures group.

Leasing: Total leasing revenue of $435 million for the quarter ended June 30, 2001 represented a decrease of 18% compared to the year earlier period. Total leasing revenue was $479 million in the second quarter of fiscal 2001. The decrease in total leasing revenue in the current year period compared to the year earlier period is due to decreases in revenue from operating and sales-type leases. The decrease in operating lease revenue is primarily due to: a) decrease in leasing volume, and b) a change in the mix of leases written, with a higher percentage of new leases classified as direct financing leases rather than operating leases. The decrease in leasing volume was primarily due to a decision by the Company to reduce its capital expenditures in response to lowered senior unsecured credit ratings. Sales-type lease revenue decreased 76% in the current year quarter compared to the year earlier, primarily as a result of lower revenues on remarketing transactions. The decrease can be attributed to the Company attempting to maximize, in the short run, cash flows from their current lease base as opposed to remarketing these leases over longer lease terms. See "Risk Factors That May Affect Future Results" for a discussion of the factors that may affect remarketing activities.

Operating lease revenue minus operating lease cost was $75 million, or 19.9% of operating lease revenue (collectively, the "Operating Lease Margin"), and $82 million, or 19.8% of operating lease revenue, in the three months ended June 30, 2001 and 2000, respectively. The Operating Lease Margin was $83 million, or 21.3% in the quarter ended March 31, 2001. The Company expects the Operating Lease Margin to be at or below current levels throughout the remainder of fiscal 2001, depending on the equipment leased and the volume of operating leases. The decrease in operating lease revenue minus operating lease cost in the current year quarter compared to the year earlier quarter is due to the decrease in leasing volume and the change in the mix of leases written. The Company expects the growth of the operating lease portfolio to slow as leasing volume decreases and as a result of changes in the mix of leases written. The decrease in leasing volume was due to the decision by the Company to reduce its capital expenditures in response to lowered senior unsecured credit ratings and the resulting negative impact on the Company's access to the capital markets. See "Risk Factors" for a discussion of factors that could affect the Operating Lease Margin.

Services: Revenue from technology services for the three months ended June 30, 2001 and 2000 was $29 million and $31 million, respectively, a 6% decrease. The decrease is primarily related to lower revenues from IT CAP.

Comdisco Ventures group: For the three months ended June 30, 2001 and 2000, Comdisco Ventures group recorded revenue of $107 million and $150 million, which represented a decrease of 29% over the prior year period. The decrease was due to lower revenue from the sale of equity offset by higher leasing revenue. The Company believes that revenue from the sale of equity will continue to decrease in the fourth quarter of fiscal 2001.

Comdisco Ventures group had total leasing revenue of $73 million for the three months ended June 30, 2001 which represented an increase of 43% over the year earlier period.

Revenue from the sale of equity investments obtained in conjunction with the Company's financing transactions, which is included in "Other revenue" on the Statement of Earnings (Loss), was $17 million in the three months ended June 30, 2001 compared to $80 million in the year earlier period. Warrant sale proceeds and capital gains for the three months ended June 30, 2001 and 2000 were as follows (in millions):

                                                      Three Months Ended
                                                            June 30,
                                                        2001           2000
                                                   ----------    -----------

Proceeds from the sale of equity securities      $        11   $         25
Less: cost of equity securities                           (6)            (5)
                                                   ----------    -----------
Capital gains                                              5             20
Warrant sale proceeds                                     12             60
                                                   ----------    -----------
Total                                            $        17   $         80
                                                   ==========    ===========

During the quarter ended June 30, 2001, five companies were acquired/merged or completed an initial public offering, compared to twenty-five companies in the prior year period. Comdisco Ventures group records the proceeds from the sale of warrants received in conjunction with its financing transactions as income on the trade date. Historically, Comdisco Ventures group's general policy has been to sell its equity positions in an orderly manner as soon as legally possible after a liquidity event. See "Risk Factors" for a discussion of the factors that could affect the timing of, and the amounts received, from the sales of the Company's equity interests in these companies.

Other revenue: Other revenue for the three months ended June 30, 2001 and 2000 was $55 million and $104 million, respectively. The components of other revenue were as follows (in millions):

                                   Three Months Ended
                                         June 30,
                                     2001          2000
                                   -------       -------
Comdisco Ventures group:
  Sale of equity holdings         $    17       $    80
  Interest income on notes             15            15
  Other                                 -             1
                                   -------       -------
                                       32            96
Services and Leasing:
  Equity sales                          -             3
  Investment income                     8             3
  Other                                15             2
                                   -------       -------
                                       23             8
                                   -------       -------
Total other revenue               $    55       $   104
                                   =======       =======

Costs and Expenses
Total costs and expenses for the quarter ended June 30, 2001 were $847 million compared to $732 million in the prior year period and $841 million in the quarter ended March 31, 2001. The increase in the current quarter compared to the prior year quarter was primarily due to an increase of $121 million in the allowance for credit losses for Comdisco Ventures group. Other factors contributing to the increase were higher costs associated with the higher selling, general and administrative and interest expenses, offset by reduced leasing costs compared to the year earlier period.

Leasing costs: Leasing costs totaled $322 million for the three months ended June 30, 2001, compared to $382 million in the year earlier period. The decrease is due to reduced operating lease revenue resulting from the change in the mix of leases written and reduced leasing volume. The decrease in leasing volume is due to the decision by the Company to reduce its capital expenditures in response to lowered senior unsecured credit ratings and the resulting negative impact on the Company's access to the capital markets.

Services costs: Services costs were $30 million and $31 million in the three months ended June 30, 2001 and 2000, respectively.

Selling,  general  and  administrative:   Selling,  general  and  administrative
expenses totaled $311 million in the quarter ended June 30, 2001 compared to $116 million in the quarter ended June 30, 2000 and $290 million in the quarter ended March 31, 2001. The increase in the current year quarter compared to the year earlier period is primarily due to an increase in the allowance for credit losses, specifically credit losses for Comdisco Ventures group and Leasing, professional fees associated with the Company's reorganization and bankruptcy filing.

During the third quarter of fiscal 2001, the Company announced a plan to reduce its use of outside services, non-labor costs, including facilities, and workforce to improve future profitability and enhance strategic opportunities for the Company.

In the first phase of the cost-reduction plan, the Company reduced its North American workforce by approximately 10 percent or 250 positions. As a result of this reduction, the Company incurred a one-time charge of $8 million in the fiscal third quarter ending June 30, 2001. Of the $8 million, approximately $2 million has been paid through June 30, 2001. On July 16, 2001, the Company announced a further rationalization of costs to enhance the Company's competitive position. Accordingly, the Company will reduce its workforce by approximately 200 positions, more than half of which will be at the corporate level. This reduction represents less than 10 percent of its North American workforce. The Company anticipates further reductions in workforce and additional charges, the range of which remains undetermined.

The following table summarizes selling, general and administrative expenses (in millions):

                                                                2001        2000
                                                                ----        ----

Incentive compensation .................................        $ 21        $ 34
Other compensation and benefits ........................          38          34
Outside professional services ..........................          29           2
Other outside services .................................          18          13
Bad debt expense - Comdisco Ventures group .............          81          11
Bad debt expense - Comdisco group ......................          36           4
Write-down of equity securities ........................          68           5
Other expenses .........................................          20          13
                                                                ----        ----
                                                                $311        $116
                                                                ====        ====


The Company expects further additions to the allowance for credit losses for Comdisco Ventures group will be required resulting from the continued deterioration in the current economic environment for companies in its ventures portfolio. It is possible that the collectibility factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in additional material credit loss charges in future periods. See "Risk Factors that May Affect Future Results" for a discussion of factors that affect collectibility.

Interest expense: Interest expense for the three months ended June 30, 2001 and 2000 totaled $112 and $88 million, respectively. The increase in interest expense in the current year quarter compared to the year earlier quarter is due to higher average daily borrowings resulting primarily from interest expense associated with the Company's discontinued operations of Prism (see "Discontinued Operations" for a discussion) and higher average rates (see "Financial Condition" for a description of the Company's downgrades in credit ratings).

The Company borrowed significant amounts to invest in the infrastructure of its discontinued operations of Prism. In fiscal 2000 and the first quarter of fiscal 2001, the interest expense associated with these borrowings was included in the loss on discontinued operations. Subsequent to December 31, 2000 the interest costs associated with these borrowings are included in interest expense until such borrowing is paid off by cash flow from continuing operations. As a result of its July 16, 2001 bankruptcy filing, the Company will not accrue for or pay any interest on any of its unsecured debt while in bankruptcy unless it is probable that it will be an allowed claim. Accordingly, the Company expects interest expense to decrease significantly throughout the remainder of fiscal 2001 as compared to the prior year periods.

Discontinued Operations:

Prism Communication Services, Inc.: On October 2, 2000, the Company's Board of Directors voted to cease funding ongoing operations of Prism Communication Services, Inc. ("Prism"), a wholly-owned subsidiary. The Prism board of directors voted to cease operations and pursue the immediate sale of Prism's assets. The Company's fourth quarter results for fiscal 2000 reflected after tax charges of $238 million, or $1.49 per share-diluted, for the expected loss on disposal as well as the operating losses on the discontinued operations during the quarter. The estimated loss on disposal represented the Company's estimate of operational losses to be incurred and the expected losses from the disposition of the assets. Due to unfavorable market conditions, Prism reduced its estimated proceeds from the sale of assets from $80 million at September 30, 2000 to $20 million at March 31, 2001. Given these negative market conditions, Prism accelerated the process of shutting down its operations, thereby reducing operating costs by approximately $30 million. As a result, the Company recorded in the quarter ended March 31, 2001 a noncash pre-tax charge of $30 million, $18 million after tax, or $.12 per common share, to write down these assets to current estimated fair market value. During the third quarter of fiscal 2001, the Company received $7 million related to sales of Prism assets. The Company believes that the estimated proceeds from the sale of Prism's remaining assets will be sufficient to cover the remaining $13 million of asset exposure related to Prism. As such, no additional charges were recorded during the current quarter. Loss from discontinued operations of Prism for the three months ended June 30, 2000 was $41 million, or $.25 per common share.

At June 30, 2001, the remaining estimated net liability associated with the winding down of Prism operations was $12 million. Actual net cash requirements could differ from the estimated net liability and will be reflected as adjustments in future financial statements. While management believes it has reasonably estimated the net liability, no assurances can be given that the recorded losses will be sufficient to cover the actual operational losses or shortfall, if any, in estimated proceeds from the sale of assets. See "Risk Factors that May Affect Future Results" for a discussion of factors that may impact estimated proceeds from the sale of assets and actual operational losses. See "Part II, Other Information, Item 1. Legal Proceedings" for a discussion of a class action lawsuit concerning the Company's operations and Prism.

Network Services: During the second quarter of fiscal 2001, the network consulting business of the Company was terminated. The network management services was transferred to a new provider during the third quarter of fiscal 2001. Loss from discontinued operations of Network Services for the three months ended June 30, 2000 was $3 million, or $.02 per common share.

Technology Services: The Company reached a definitive agreement, dated July 15, 2001, with Hewlett-Packard Company providing for the sale of substantially all of its continuity services business, referred to as Availability Solutions business (the "Business") to HP for $610 million. The sale includes the purchase of assets of the U.S. operations and stock of the subsidiaries in the United Kingdom, France and Canada. The proposed sale of substantially all of the Company's Availability Solutions (Technology Services) business excludes the purchase of the stock of subsidiaries in Germany and Spain, as well as other identified assets of the Business. The sale agreement is subject to, among other

                                      -26

things, various closing conditions, higher or otherwise better offers, Bankruptcy Court approval, antitrust approval, any other such approvals as may be required by law, and other customary conditions. Given these conditions, there can be no assurance that the proposed transaction will be consummated. In the event that the proposed transaction is not consummated, under certain conditions, the Company shall be required to pay HP a $18.3 million termination fee and shall also be required to reimburse HP for expenses incurred in connection with the proposed sale, not to exceed $5 million.

Revenue from technology services for the three months ended June 30, 2001 and 2000 was $126 million and $135 million, respectively, a 7% decrease. Services costs were $120 million and $119 million in the three months ended June 30, 2001 and 2000, respectively. The current pretax earnings from discontinued operations of services were $6 million, $4 million after tax, or $.02 per common share, compared to $16 million, $10 million after tax, or $.06 per common share, in the three months ended June 30, 2001 and 2000, respectively. The decrease in pretax earnings is primarily related to increased losses from its investment in Web Services. Other reasons include reduced revenue from product sales, implementation fees, consulting services, other fee related transactions coupled with higher personnel costs.

All periods presented, including restatement of previously published results, reflect the results of Prism, Network Services and the portion of technology services included in the proposed sale to HP as discontinued operations.


Nine months ended June 30, 2001
Total revenue was $2.2 billion and $2.5 billion for the nine months ended June 30, 2001 and 2000, respectively. Total leasing revenue was $1.4 billion and $1.7 billion for the nine months ended June 30, 2001 and 2000, respectively. The decrease in total leasing revenue compared to the prior year period was due to decreases in revenue from operating leases and sales-type leases. The decrease in operating lease revenue in the current year period compared to the prior year period is primarily due to: a) a decrease in leasing volume, and; b) a change in the mix of leases written, with a higher percentage of new leases classified as direct financing leases. The decrease in leasing volume is due to the decision by the Company to reduce its capital expenditures in response to lowered senior unsecured credit ratings and the resulting negative impact on the Company's access to the capital markets. Sales-type lease revenue decreased 63% in the current year period compared to the year earlier period, primarily as a result of a decrease in remarketing transactions.

Operating lease margins were $240 million, or 20.7% of operating lease revenue, and $249 million, or 19.3% of operating lease revenue, in the nine months ended June 30, 2001 and 2000, respectively. The decrease in new leases during the current year period has resulted in higher leasing margins, particularly for operating leases. The Company expects the growth of the operating lease portfolio to slow as the mix of leases written results in more direct financing leases rather than operating leases. See "Risk Factors" for a discussion of factors that could affect the Operating Lease Margin.

Revenue from sales, which includes remarketing by selling and buy/sell activities, totaled $241 million in the nine months ended June 30, 2001, compared to $308 million in the year earlier period. Margins on sales were and 15.4% and 21.1% in the nine months ended June 30, 2001 and 2000, respectively. The decrease in margins in the current period compared to the prior year period primarily relates to increases in inventory reserves during the current period.

Revenue from technology services for the nine months ended June 30, 2001 and 2000 was $112 million and $91 million, respectively, an 23% increase. The increase is primarily related to increased revenues from IT CAP.

Other revenue for the nine months ended June 30, 2001 and 2000 was $451 million and $357 million, respectively. Revenue from the sale of available-for-sale securities by Comdisco Ventures was $353 million and $268 million in the nine months ended June 30, 2001 and 2000, respectively. During the nine months ended June 30, 2001, twenty-three companies in the equity securities portfolio were acquired/merged or completed an initial public offering, compared to eighty-four companies in the year earlier period. During the prior year period the Company realized an additional $32 million of revenues from the sale other available-for-sale securities. The components of other revenue for the nine months ended June 30, 2001 and 2000 were as follows (in millions):

                                                                   June 30,
                                                             2001           2000
                                                             ----           ----
Comdisco Ventures group:
  Sale of equity holdings ........................           $353           $268
  Interest income on notes .......................             50             38
  Other ..........................................              2              2
                                                             ----           ----
                                                              405            308
Services and Leasing:
  Equity sales ...................................             --             32
  Investment income ..............................             23             10
  Other ..........................................             23              7
                                                             ----           ----
                                                               46             49
                                                             ----           ----
Total other revenue ..............................           $451           $357
                                                             ====           ====


Revenue from the sale of equity investments obtained in conjunction with the Company's financing transactions, which is included in "Other revenue" on the Statement of Earnings (Loss), was $353 million in the nine months ended June 30, 2001 compared to $268 million in the year earlier period. Warrant sale proceeds and capital gains for the nine months ended June 30, 2001 and 2000 were as follows (in millions):
                                                              Nine Months Ended
                                                                   June 30,
                                                              2001         2000
                                                             -----        -----
Proceeds from the sale of equity securities ..........       $ 129        $ 139
Less: cost of equity securities ......................         (30)         (14)
                                                             -----        -----
Capital gains ........................................          99          125
Warrant sale proceeds ................................         254          143
                                                             -----        -----
Total ................................................       $ 353        $ 268
                                                             =====        =====

Total costs and expenses for the nine months ended June 30, 2001 were $2.3 billion compared to $2.2 billion in the prior year period.

Leasing costs totaled $1.0 billion and $1.3 billion in the nine months ended June 30, 2001 and 2000, respectively. The decrease in current year period compared to the year earlier period is due to reduced operating lease revenue resulting from the change in the mix of leases written, reduced leasing volume and a reduction in sales-type lease transactions.

Services costs were $106 million in the current year period compared to $88 million in the year earlier period. The increases were due to higher personnel costs.

Selling, general and administrative expenses totaled $734 million in nine months ended June 30, 2001 compared to $375 million in the prior year period. The principal reason for the increase in the current year period compared to the year earlier period is an increase of $319 million in the allowance for credit losses for Comdisco Ventures group and write-downs of equity securities.

During the third quarter of fiscal 2001, the Company incurred a one-time charge of $8 million related to reductions in its North American workforce. Of the $8 million, approximately $2 million has been paid through June 30, 2001.

The following table summarizes selling, general and administrative expenses (in millions):

                                                                2001        2000
                                                                ----        ----
Incentive compensation .................................        $ 68        $101
Other compensation and benefits ........................         102         102
Outside professional services ..........................          34           5
Other outside services .................................          43          41
Bad debt expense - Comdisco Ventures group .............         292          57
Bad debt expense - Comdisco group ......................          49          25
Write-down of equity securities ........................         101           5
Other expenses .........................................          45          39
                                                                ----        ----
                                                                $734        $375
                                                                ====        ====


Interest expense for the nine months ended June 30, 2001 and 2000 totaled $315 million and $259 million, respectively. The increase in interest costs results primarily from borrowings associated with the Company's discontinued operations and higher interest costs due to credit rating downgrades (see "Financial Condition").


Discontinued Operations:

Loss from discontinued operations of Network Services for the nine months ended June 30, 2001 and 2000 was $32 million, or $.21 per common share, and $6 million, or $.04 per common share, respectively.

Loss from discontinued operations of Prism for the nine months ended June 30, 2001 was $18 million, or $.12 per common share, compared to $84 million, or $.52 per common share in the year earlier period.

Revenue from technology services for the nine months ended June 30, 2001 and 2000 was $358 million and $359 million, respectively. Services costs were $339 million and $301 million in the nine months ended June 30, 2001 and 2000, respectively. The current pretax earnings from discontinued operations of services were $19 million, $12 million after tax, or $.08 per common share, compared to $58 million, $37 million after tax, or $.23 per common share in the nine months ended June 30, 2001 and 2000, respectively.

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

Financial Condition
At June 30, 2001, the Company had cash and cash equivalents of $473 million, an increase of approximately $157 million compared to September 30, 2000. Net cash provided by operating activities for the nine months ended June 30, 2001 was $2.6 billion. Net cash used in investing activities was $1.5 billion in the nine months ended June 30, 2001. Funds provided by secured nonrecourse debt during the nine months ended June 30, 2001 totaled $565 million compared to $257 million in the year earlier period.

On July 16, 2001, the Company and 50 of its domestic U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code for the Northern District of Illinois. As a result of this bankruptcy filing, the Company no longer has access to its pre-petition lines of credit from commercial banks and commercial paper facilities. As of that same date, the Company received binding commitments for a $600 million senior secured DIP Facility led by Citibank, N.A. as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, and Heller Financial, Inc. as Documentation Agent. The $600 million dollar DIP facility remains subject to final Bankruptcy Court approval, but up to $200 million dollars of the facility was made available to the Company as of July 16, 2001 pursuant to an interim Bankruptcy Court order.

The Company believes, based on information presently available to it, that cash available from operations and the DIP Facility will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors) and the continued appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to generate cash from operations, (iv) confirmation of a plan of reorganization under the Bankruptcy Code, (v) ability of the Company to attract, retain and compensate key executives and associates and to retain employees generally and
(vi) the Company's ability to achieve profitability following such confirmation.

The Company continues to seek additional liquidity through the sale of certain its remaining business lines, including the possible sale of certain of its leasing assets. There can be no assurance that the Company will be able to consummate such asset sales or that such asset sales will be at or greater than the current net book value of such assets. As of August 14, 2001, the Company had unrestricted cash of approximately $400 million dollars.

Risk Factors That May Affect Future Results See "Risk Factors" included in this Report.

RISK FACTORS

      IMPACT OF CHAPTER 11 FILING

On July 16, 2001, the Company and fifty of its domestic U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Northern District of Illinois (Case No. 01-24795). See Note 1 to the Company's Notes to the Consolidated Financial Statements (Unaudited) "Subsequent Events - Reorganization Proceedings under Chapter 11 of the Bankruptcy Code" for more information about the Chapter 11 filing.

As a consequence of the filing, all pending litigation against the Debtors is stayed and no party may take any action to realize on its pre-petition claims except pursuant to further order of the Bankruptcy Court. In addition, the Debtors may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. While the Company anticipates that substantially all liabilities as of the date of the filing will be dealt with in accordance with a plan of reorganization which will be proposed and voted on in accordance with the provisions of the Bankruptcy Code, there can be no assurance that all the liabilities will be handled in this manner.

Additional liabilities subject to the proceedings may arise in the future as a result of the rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the Company is unable to project the magnitude of such claims with any degree of certainty.

As a result of the filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

As a result of the its July 16, 2001 bankruptcy filing, the Company will not accrue for or pay any interest on any of its unsecured debt while in bankruptcy unless it is probable that it will be an allowed claim.

The potential adverse publicity associated with the Chapter 11 filing and the resulting uncertainty regarding the Company's future prospects may hinder the Company's ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers; negatively impacting the ability of the Company to attract, retain and compensate key executives and associates and to retain employees generally; limiting the Company's ability to obtain trade credit; jeopardizing shipments of current orders; and impairing present and future relationships with vendors and service providers.

The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the results of operations.

Certain additional risk factors associated with the reorganization include, but are not limited to, the following: potential adverse developments with respect to the Company's liquidity, results of operations or ability to continue as a going concern; the ability of the Company to operate, fund and execute its business plan pursuant to the terms of the DIP Facility; Bankruptcy Court approval of the motions prosecuted by the Company from time to time; the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 case; the availability of exit financing to facilitate emergence from Chapter 11 pursuant to a plan of reorganization; the duration of the Chapter 11 proceedings; uncertainties with respect to the official committee of unsecured creditors; uncertainties with respect to continued public trading in the Company's securities; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the Company's cases to Chapter 7 cases; the ability of the Company to reduce its workforce and related expenses and to achieve anticipated cost savings; and adjustments arising in the course of completing the analysis of information with respect to the review of the Company's businesses and evaluation of impairment charges.


         POTENTIAL SALE OF ASSETS

The Company reached a definitive agreement, dated July 15, 2001, with Hewlett-Packard Company ("HP") providing for the sale of substantially all of its continuity services business, referred to as Availability Solutions, business (the "Business") to HP for $610 million. The sale includes the purchase of assets of the U.S. operations and stock of the subsidiaries in the United Kingdom, France and Canada. The sale excludes the purchase of the stock of subsidiaries in Germany and Spain, as well as other identified assets of the Business. The sale agreement is subject to, among other things, various closing conditions, higher or otherwise better offers, Bankruptcy Court approval, antitrust approval, any other such approvals as may be required by law, and other customary conditions. Given these conditions, there can be no assurance that the proposed transaction will be consummated. In the event that the proposed transaction is not consummated, under certain conditions, the Company shall be required to pay HP a $18.3 million termination fee and shall also be required to reimburse HP for expenses incurred in connection with the proposed sale, not to exceed $5 million

The Company continues to seek additional liquidity through the sale of certain of its remaining business lines, including the possible sale of certain of its leasing assets. There can be no assurance that the Company will be able to consummate such asset sales or that such asset sales will be at or greater than the current net book value of such assets.

      THE COMPANY'S LIQUIDITY IS DEPENDENT ON A NUMBER OF FACTORS

The Company's liquidity currently depends on cash provided by operating activities and cash provided by the DIP Facility. The Company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, capital restrictions limiting new leasing business, the ability of the Company to dispose of the securities held by Comdisco Ventures group, timely payment by its customers, global economic conditions and control of operating costs and expenses. The ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors) and the continued appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the Company's ability to comply with the terms of the DIP Facility and any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases, (ii) the ability of the Company to maintain adequate cash on hand, (iii) the ability of the Company to continue to generate cash from operations, (iv) confirmation of a plan of reorganization under the Bankruptcy Code, (v) ability of the Company to attract, retain and compensate key executives and associates and to retain employees generally and (vi) the Company's ability to achieve profitability following such confirmation. The Company continues to seek additional liquidity through the sale of all or a portion of its remaining business lines. There can be no assurance that the Company will be able to consummate such asset sales.

      THE COMPANY MAY BE UNABLE TO INCREASE EARNINGS CONTRIBUTIONS FROM LEASING

Lower leasing volume is expected to continue as the Company focuses on managing its liquidity and risk positions. The Company borrowed significant amounts to invest in the infrastructure of its discontinued operations. After the wind down date, interest costs associated with these borrowings will be included in interest expense.

The Company expects interest expense to decrease significantly throughout the remainder of fiscal 2001 as compared to the prior year periods as a result of its bankruptcy filing. However, there can be no assurance that the Bankruptcy Court will disallow interest claims. Leasing volume for the nine months ended June 30, 2001 is below leasing volume for the nine months ended June 30, 2000.

      ECONOMIC CONDITIONS AND OTHER FACTORS HAVE NEGATIVELY IMPACTED THE COMPANY'S OPERATIONS

The Company, through its Ventures group, had previously targeted early-stage companies for its services and products. The current slow down in economic growth has and could continue to materially affect the market in which the Company operates.

Many of the companies to which the Company provided venture financing are dependent on third parties for liquidity. The significant change in the availability of funds, has had and may continue to have a material impact on the Company's customer base as well as, the fair market value of its equity instruments. Early-stage companies, unable to obtain additional financing, are reducing overhead or closing down completely. Management has an on-going business and portfolio review process intended to identify problem companies within Comdisco Ventures group financing portfolio. As a result of the portfolio review process, the Company determined that approximately $137 million of additional reserves for credit losses were required as of June 30, 2001. To the extent there are revisions in management's estimates, the Company's business, operating results and financial condition could be materially adversely affected.

In the present economic climate, Comdisco Ventures group's customers may not be able to complete securities offerings and/or mergers with other companies and Comdisco Ventures group may not be able to generate gains or receive proceeds from the sale of equity holdings. The decline in the public market also has a negative effect on the pace at which venture investors make new investments. Without an initial public offering or sale/merger it is difficult for venture capitalists to capture any profits.

A slow down in economic growth has resulted in companies either reducing their capital budgets, or delaying equipment upgrades and enhancements.

     IMPACT OF INTEREST RATES AND FOREIGN EXCHANGE

Changes in interest rates and foreign exchange rates affect the fair market value of the Company's leased assets. Decreases in interest rates will positively impact the value of the Company's assets and the strengthening of the dollar will negatively impact the value of the Company's net foreign assets. As the Company is no longer recording interest expense. There can be no assurance that the Company will be able to effective manage the impact of interest rates and foreign exchange on its leased assets.

     THE COMPANY'S INVESTMENTS IN THE COMMUNICATIONS INDUSTRY MAY CAUSE BUSINESS AND FINANCIAL RESULTS TO SUFFER

The Company's communications equipment customers are generally companies with accumulated net deficits and extensive liquidity requirements. To the extent that these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to complete their business plans, there could be an increase in the Company's credit losses above historical levels for businesses in the communications industry. The communications industry has been severely affected by the current economic downturn. There can be no assurance that this industry will ever rebound to levels seen prior to the economic downturn.

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

The Company has made loans to and equity investments in various privately held companies. These companies typically are in an early stage of development with limited operating histories and limited or no revenues and may be expected to incur substantial losses. Accordingly, investments in these companies may not result in any return and the Company may lose its entire investment and/or principal balance.

If more of these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to complete their business plans, there would be an increase in the Company's credit losses. Further, increases in credit losses during the last nine months indicate that there is an increasing number of companies in the Comdisco Ventures group portfolio that are currently experiencing or will be experiencing liquidity shortfalls in the near term. See "Economic Conditions and Other Factors may Negatively Impact the Company's Operations".

Equity instruments held by the Company are subject to lockup agreements restricting its ability to sell until several months after an initial public offering. The public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected the ability of the Company to dispose of the equity securities and the value of those securities on the date of sale. To the extent these companies do not meet their plans or the Company is unable to dispose of its equity securities, the Company's business and financial results may continue to suffer.

Comdisco Ventures group's policy with respect to disposition of its equity holdings is not intended to, and does not, assure that Comdisco Ventures group will maximize its return on any particular holding. Furthermore, because the creation of a public market or an acquisition/merger is beyond Comdisco Ventures group's control and is difficult, if not impossible, to predict, its operating results are subject to significant and material quarterly fluctuations. Fluctuations in future quarters may be greater than those experienced in past quarters as a result of the growth in the number of direct equity financings made by the Company over the last two years, market volatility for emerging growth companies and the Company's focus on Internet-related, communications and other high-technology companies. For those securities without a public trading market, the realizable value of Comdisco Ventures group's interests may prove to be lower than the carrying value currently reflected in the financial statements.

       REMARKETING IS AN IMPORTANT CONTRIBUTOR TO ANNUAL AND QUARTERLY EARNINGS

Quarterly operating results depend substantially upon the remarketing transactions within the quarter, which are difficult to forecast accurately. There can be no assurance that the Company will achieve the level of activity previously attained.

      THE COMPANY IS AFFECTED BY PRODUCT AND MARKET DEVELOPMENT

The markets for the Company's principal products are characterized by rapidly changing technology, frequent new product announcements and enhancements, evolving industry standards and customer demands and declining prices. Failure to anticipate or adapt to new technological developments or to recognize changing market conditions could adversely affect the Company's business, including its lease volume, leasing revenue and earnings contributions from leasing. The Company's operating results will depend to a significant extent on its ability to continue to introduce new services and to control and/or reduce costs on existing services. The success of these and other new offerings is dependent on several factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance. The Company's decision to decrease its capital expenditures has resulted in a significant decrease in leasing volume. This may negatively impact the Company's operating results in the future.

      OPERATING RESULTS ARE SUBJECT TO QUARTERLY FLUCTUATIONS

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including the Company's access to capital, earnings contributions from Comdisco Ventures group, remarketing activities and services, the timing and ability of Comdisco Ventures group to sell equity positions, product announcements by manufacturers, economic conditions and variations in the financial mix of leases written. The financial mix of leases written is a result of a combination of factors, including, but not limited to, the Company's access to capital, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance and pricing policies of equipment manufacturers, and price competition from other lessors and finance companies.

Comdisco Ventures group has recorded operating losses during the past two fiscal quarters. The Company expects its Ventures group to continue to experience operating losses in future quarterly operating results. Many factors, some of which are beyond the Company's control have contributed to these quarterly operating losses in the past and may continue to do so. Such factors include:

     o Specific  economic  conditions  for  venture  capital-backed   companies,
       including access to liquidity;
     o The market for initial public offerings;
     o The level of mergers and acquisition or other consolidations; and
     o General economic conditions.

These factors, when combined with Comdisco Ventures group's practice of disposing of equity interests in an orderly manner as soon as reasonably and legally possible, mean that income and profits from the sale of equity interests can and will vary substantially from quarter-to-quarter and year-to-year. Comdisco Ventures group has limited history with its venture debt and direct equity financing products. Economic conditions also have a significant effect on Comdisco Ventures group customers and their ability to meet their obligations under these financing products. Therefore it is difficult or impossible to project future performance based on past results.

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

No assurances can be given that the recorded losses will be sufficient to cover the actual operational losses or that Prism will be able find buyers for its assets, or asset sale transactions on terms considered acceptable by Prism. Market values for the Prism assets have declined in the last nine months, primarily as a result of telecommunication companies reducing their growth plans or liquidating some or all of their operations. Furthermore, consolidation within the industry and the business failures of telecommunication companies has reduced the number of potential buyers for the equipment. Through June 30, 2001, Prism has received approximately $7 million from the sale of assets. With respect to remaining obligations of Prism, there can be no assurance that the sale of assets and existing cash will be sufficient to resolve these claims.

      DEFENSE OF CLASS ACTION LAWSUITS COULD OCCUPY COMPANY RESOURCES TO THE DETRIMENT OF ITS BUSINESS

The Company has been notified of the commencement of purported class action litigation alleging violations of federal securities laws by the Company. While the Company believes the litigation is without merit, to the extent that the claims are not altered by the Chapter 11 proceeding and are allowed to proceed in whole or in part by the bankruptcy court, the Company's defense of this litigation could result in substantial costs and a diversion of our management's attention and resources which could materially adversely affect our business, results of operations and financial condition.

      OTHER

Other uncertainties include continued business conditions, competition, including competition from other technology service providers, reductions in technology budgets and related spending plans, the impact of workforce reductions on the Company's operations and price competition from other technology service providers.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk during the three months ended June 30, 2001. For additional information, refer to page 33 of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2000.

Part II  Other Information

Item 1. Legal Proceedings

On February 7, 2001, a purported class action complaint (the "Complaint") was filed in the United States District Court for the Northern District of Illinois against Comdisco, Nicholas K. Pontikes, and John J. Vosicky, alleging violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. See Blitzer v. Comdisco, et al., No. 01-C-0874. Nicholas K. Pontikes is the former chief executive officer of Comdisco and remains a director of the Company; John J. Vosicky formerly served as director, executive vice president, and chief financial officer. The purported class action was filed on behalf of all those who purchased Comdisco stock between January 25, 2000, and October 3, 2000 (the "Class Period"). According to the plaintiffs, the Company, with the knowledge and assistance of the individual defendants, made certain material misrepresentations and failed to disclose certain material facts about the Company's operations and its Prism Communication Services, Inc. subsidiary during the Class Period. The plaintiffs ask for unspecified amounts as damages, interest and costs and ancillary relief.

In addition to this initial complaint, fourteen other similar purported class action lawsuits were filed against Comdisco, Nicholas K. Pontikes and John J. Vosicky in the United States District Court for the Northern District of Illinois. These actions were based on allegations similar to those detailed above. The individual class action lawsuits, along with the first filed Blitzer case, have all been dismissed and the parties and complaints effectively combined into a single action, captioned In re Comdisco Securities Litigation, No. 01-C-2110. The Court has appointed a lead plaintiff and lead counsel for the putative class. The lead plaintiff has not yet filed an Amended and Consolidated Complaint.

Bankruptcy Filings

On July 16, 2001, the Comdisco and fifty of its domestic U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Northern District of Illinois (Case No. 01-24795). Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As a result of the filing, the claims against Comdisco are subject to the automatic stay provisions of 11 U.S.C.
section 362(a). Management believes that these suits are without merit, and to the extent that the claims are not altered by the Chapter 11 proceeding and are allowed to proceed in whole or in part by the bankruptcy court, management and the Company intend to defend them vigorously. Management believes, based on information currently available, that the ultimate resolution of this litigation will not have a material adverse effect on the financial condition or results of the operations of the Company. The Chapter 11 case is discussed in greater detail in Note 1 to the consolidated unaudited financial statements.

Item 3. Default upon senior securities

As a consequence of the bankruptcy filing, the Company was in default under its existing committed domestic and foreign lines of credit among the Company and its senior lenders. In addition, as a consequence of the filing, the Company was in default under each of the indentures identified in Exhibits 4.01 through 4.07 to this form 10-Q, governing the Company's medium-term and senior notes issued under those indentures (the committed lines and senior notes are more fully discussed in Note. 10 of the Company's Annual Report on Form 10-K dated December 20, 2000, for the year ended September 30, 2000).

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.                             Description of Exhibit
            3.01 Restated Certificate of Incorporation of Registrant dated May 4, 2000

                               Incorporated by reference to Exhibit 3.01 filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2000.


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


           10.10 Amendment dated as of June 4, 2001, to the Employment Agreement of Norman P. Blake, Jr. dated as of February 27, 2001 and as amended on April 13,2001, filed with the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2001.


           11.00       Computation of Earnings Per Share

b)  Reports on Form 8-K:

     On July 27, 2001, the Company filed a Current Report on Form 8-K, dated July 27, 2001, reporting Item 3. Bankruptcy or Receivership and Item 5. Other Events. The filing reported that the Company had filed voluntary petitions for relief under Chapter 11 of Title 11 the United States Code in the United States Bankruptcy Court for the District of Delaware. The filing also reported that the Company had reached a definitive agreement, dated July 15, 2001, with Hewlett-Packard Company providing the sale of substantially all of its Availability Solutions business. The sale agreement is subject to, among other things, certain closing conditions, higher or otherwise better offers, Bankruptcy Court approval, antitrust approval, any other such approvals as may be required by law, and other customary conditions. Given these conditions, there can be no assurance that the proposed transaction will be consummated. In addition, the filing stated that the Company received binding commitments for a $600 million senior secured DIP Facility led by Citibank, N.A. as Administrative Agent, which also remains subject to final Bankruptcy Court approval.

     On July 27, 2001, the Company filed a Current Report on Form 8-K, dated July 20, 2001, reporting Item 5. Other Events. The filing reported that Michael A. Fazio had been named executive vice president and chief financial officer and Ronald C. Mishler had been named senior vice president and treasurer. The Company also announced that David S. Reynolds, previously assistant controller, had been named acting controller.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COMDISCO, INC.

                                       Registrant



Date:  August 14, 2001                 /s/ Michael A. Fazio
                                       ---------------------
                                       Michael A. Fazio
                                       Executive Vice President
                                       and Chief Financial Officer

Comdisco, Inc. and Subsidiaries                                    Exhibit 10.10
Debtor-In-Possession


                    AMENDED AND RESTATED EMPLOYMENT AGREEMENT

     THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the "Agreement") is effective as of June 4, 2001 (the "Effective Date"), by and between Norman P. Blake, Jr. (the "Executive") and Comdisco, Inc. (the "Company").

     WHEREAS, the Executive and the Company previously entered into an employment agreement dated February 27, 2001, as amended on April 13, 2001 (the "Employment Agreement"), and the parties to the Employment Agreement wish to further amend its terms and restate in its entirety such amended Employment Agreement in the form of the Agreement herein;

     NOW THEREFORE, in consideration of the mutual covenants and agreements set forth below, it is hereby covenanted and agreed by the Executive and the Company as follows, effective as of the Effective Date:

1. Performance of Services. The Executive's employment with the Company shall be subject to the following:

     (a) Subject to the terms of this Agreement, the Company hereby agrees to continue to employ the Executive as its Chairman, President, and Chief Executive Officer during the Agreement Term (as defined below), and the Executive hereby agrees to remain in the employ of the Company during the Agreement Term.

     (b) As of the Employment Commencement Date, the Executive shall be elected to the Board of Directors of the Company (the "Board") and to the position of its Chairman and, for the duration of the Agreement Term, while the Executive is employed by the Company, he shall continue to serve as Chairman of the Board, and shall be a member of the Executive Committee of the Board. The Executive shall provide a list of acceptable candidates for nomination to the Board, and the committees of the Board. The Board shall give full consideration to such list of candidates. A similar procedure will apply for filling vacancies. The Company's by-laws shall be amended to reflect this procedure to the extent that such amendment is necessary to require such procedure.

     (c) During the Agreement Term, while the Executive is employed by the Company, the Executive shall devote his full time, energies and talents to serving as its Chairman, President, and Chief Executive Officer.

     (d) The Executive agrees that he shall perform his duties faithfully and efficiently subject to the directions of the Board. The Executive's duties may include providing services for both the Company and the Subsidiaries (as defined below), as determined by the Board; provided that the Executive shall not, without his consent, be assigned tasks that would be inconsistent with those of Chairman, President, and Chief Executive Officer. The Executive shall report to the Board and shall have such authority, power, responsibilities and duties as are inherent in his positions (and the undertakings applicable to his positions) and necessary to carry out his responsibilities and the duties required of him hereunder. The Executive will also be subject to the Company policies that are applicable to the Company's other senior management employees. Notwithstanding the foregoing provisions of this paragraph 1, during the Agreement Term, the Executive may devote reasonable time to activities other than those required under this Agreement, including the supervision of his personal investments, and activities involving professional, charitable, community, educational, religious and similar types of organizations, speaking engagements, membership on the boards of directors of other organizations, and similar types of activities, to the extent that such other activities do not, in the judgment of the Board, inhibit or prohibit the performance of the Executive's duties under this Agreement, or conflict in any material way with the business of the Company or any Subsidiary; provided, however, that the Executive shall not serve on the board of any business, render to others services of any kind for compensation, or hold any other position with any business, without the consent of the Board. For purposes of the preceding sentence, Board approval is deemed to be granted to the Executive to serve on the board of directors of Owens-Corning Corporation and Enron Corporation.

     (e) Subject to the terms of this Agreement, the Executive shall not be required to perform services under this Agreement during any period that he is Disabled. The Executive shall be considered "Disabled" during any period in which he has a physical or mental disability which renders him incapable, after reasonable accommodation, of performing his duties under this Agreement. In the event of a dispute as to whether the Executive is Disabled, the Company may refer the same to a licensed practicing physician of the Company's choice, and the Executive agrees to submit to such tests and examinations as such physician shall deem appropriate. During the period in which the Executive is Disabled, the Company may appoint a temporary replacement to assume the Executive's responsibilities.

     (f) The "Agreement Term" shall be the period beginning on February 27, 2001 (the "Employment Commencement Date") and ending on the three-year anniversary of the Employment Commencement Date. Thereafter, the Agreement Term will be automatically extended for twelve-month periods, unless one party to this Agreement provides notice of non-renewal to the other at least sixty (60) calendar days before the last day of the Agreement Term.

     (g) For purposes of this Agreement, the term "Subsidiary" shall mean any corporation, partnership, joint venture or other entity during any period in which at least a fifty percent interest in such entity is owned, directly or indirectly, by the Company (or a successor to the Company).

2. Compensation. Subject to the terms of this Agreement, during the Agreement Term, while the Executive is employed by the Company, the Company shall compensate him for his services as follows:

     (a) Salary. The Executive shall receive, for each 12 consecutive month period beginning on the Employment Commencement Date and each anniversary thereof, in substantially equal monthly or more frequent installments, an annual base salary of not less than $700,000 (the "Salary"). The Executive's Salary rate shall be reviewed by the Board on or about October 1 of each year during the Agreement Term, while the Executive is employed by the Company, to determine whether an increase in the amount of Salary is appropriate. The Salary rate of the Executive shall not be reduced.

     (b) Annual Bonus. The Executive shall participate in an annual bonus program. The bonus program shall provide for a maximum bonus amount of 200% of the Executive's annual Salary. The performance goals shall be established by the Board after consultation with the Executive. Notwithstanding the foregoing provisions of this paragraph 2(b), for the performance period beginning on the Employment Commencement Date and ending September 30, 2001, the Executive shall not be entitled to a bonus.

     (c)  Incentive Compensation.

          (i) Replacement of Equity Incentive Value. In exchange for cancellation of any and all options granted to the Executive by the Company prior to the Effective Date, and in lieu of the options to be granted to the Executive under the Employment Agreement, and to assure that the Executive is provided meaningful incentive compensation, the Company shall make charitable contributions to such private foundations and public charities as the Executive shall direct in writing in such amounts as determined under Supplement 4 attached hereto based upon the degree to which the Executive achieves corporate financial goals specified in Supplement 4, which goals, if achieved at Target by Executive as defined in Supplement 4, shall result in the payment of an amount equal to $9.6 million. The Executive's right to the incentive compensation provided under this paragraph 2(c)(i) shall vest only with respect to any transaction for which a legally binding contract has been entered into while the Executive is employed by the Company, and which is ultimately consummated either while the Executive is employed by the Company or thereafter.

               Notwithstanding the foregoing provisions of this paragraph 2(c)(i), if amounts of contributions by the Company to such private foundations or public charities as the Executive shall direct in writing, would result in the Executive becoming subject to any incremental amount of federal, state or local income or other taxes ("Taxes") in excess of the amounts to which the Executive would have been subject in the absence of such contributions (hereinafter a "Tax Increase"), the Company shall withhold from the contributions hereunder and pay to each of the federal and any such state and local governmental authorities on behalf of the Executive, an amount ("Withheld Amount") sufficient to fully pay any such Tax Increase resulting from such contributions to private foundations and public charities and any Taxes with respect to the Withheld Amount.

               If and to the extent the amounts of the Executive's Taxes for any tax year subsequent to the year of the contributions are reduced to amounts less than the amounts of such taxes to which the Executive would have been subject ("Tax Reduction") absent the contributions specified in this paragraph 2(c)(i), the Executive shall contribute the amounts of such Tax Reduction when, as and to the extent such Tax Reduction occurs to such private foundations or public charities as the Executive shall direct in writing.

               Andersen LLP or another national accounting firm as mutually selected by the Company and the Executive ("Andersen"), shall determine whether any Tax Increase or any Tax Reduction may occur as a result of the contributions pursuant to this paragraph 2(c)(i). To make such a determination with respect to the Executive's potential tax liability for a Tax Increase, Andersen shall determine whether it can issue an opinion (the "Tax Opinion") that if the issue of whether there would be a Tax Increase were raised, it would be more likely than not that the Executive would prevail, and that there is substantial authority to support the conclusion that there should be no Tax Increase. If Andersen determines that it can issue the Tax Opinion, it shall issue the Tax Opinion, and after the Tax Opinion is issued, contributions shall be made pursuant to the terms of this paragraph 2(c)(i). If Andersen determines that it cannot issue the Tax Opinion, then Andersen shall determine the Withheld Amount and the respective portions of the Withheld Amount required to be paid to the various governmental authorities, and the Company shall pay the contributions and the Withheld Amount shall be paid to the respective governmental authorities in accordance with the terms of this paragraph 2(c)(i). The Company shall pay all fees, costs and expenses associated with Andersen's Tax Opinion and other determinations or opinions with respect to any Tax Increase, Tax Reduction, and any incentive compensation amounts hereunder, and any related services ("Andersen Fees").

               In the event of a dispute between the Company and the Executive with respect to any amounts of incentive compensation determined pursuant to this paragraph 2(c)(i) (including Supplement 4) ("Dispute"), Andersen on behalf of both the Company and the
               Executive, shall make a determination with respect to any Dispute, and such determination shall be binding on both the Company and the Executive. All fees, costs, and expenses associated with Andersen's determination of any Dispute shall be paid by the Company.

          (ii) Creation of Shareholder Equity Incentive. The Executive shall be granted an equity incentive which shall be equal in value to 2% of any equity value which shall remain or be created for the Company's Current Shareholders (by reason of their being Current Shareholders) upon a date (the "Measurement Date") which is the first to occur of (1) emergence of the Company from Chapter 11 in Bankruptcy, or (2) liquidation of the Company. For purposes of this paragraph 2(c)(ii), the "Current Shareholders" shall be the holders of common stock of the Company immediately prior to giving effect to a plan of reorganization or other similar restructuring of the Company.

               The value of the equity incentive to be paid in accordance with this paragraph 2(c)(ii) shall be based upon the value determined by the Bankruptcy Court for purposes of determining the value of the assets allocated or residue remaining to the Current Shareholders pursuant to a plan of reorganization utilized in an emergence from Chapter 11 or a plan of liquidation, respectively.

               The Executive's equity incentive shall be paid by the Company to the Executive in the form of a distribution which at the Company's election shall be paid to the Executive either in cash or in kind, as soon as reasonably possible after the Measurement Date. Any in kind distribution to the Executive under this paragraph 2(c)(ii) shall be made pro-rata or otherwise as the Executive and the Company shall agree; provided, however, that any such distribution shall have a fair market value determined as of the Measurement Date equal to the amount of the equity incentive payable pursuant to this paragraph 2(c)(ii).

     (d) Physical Examination. The Company will reimburse the Executive for an annual physical examination for the Executive and for his wife. The Executive shall be entitled to a Tax Gross-Up with respect to such reimbursement.

     (e) Automobile. The Executive shall be provided, at the Company's expense, with the use of an automobile in the location around the Company's headquarters, and shall be entitled to a Tax Gross-Up with respect to the provision of such vehicle.

     (f) Location. The Executive's office shall be in the Company's headquarters. As of February 27, 2001, such headquarters have been in Rosemont, Illinois. Thereafter, the headquarters shall be at Rosemont or such other location as is determined by the Board after consultation with the Executive. During the Agreement Term, the Executive may reside in Carmel, Indiana. The Executive will be provided with the use of a Company jet or helicopter (as determined by the Executive) for commuting to Carmel, Indiana. The Executive shall be entitled to a Tax Gross-Up with respect to the provision of such transportation.

     (g) Apartment. The Company will provide the Executive with a furnished apartment in the vicinity of the Company's headquarters. The Executive shall be entitled to a Tax Gross-Up with respect to the provision of such apartment.

     (h) Spousal Travel. The Executive's wife will be permitted to acCompany him on any business-related travel, and the Executive will be reimbursed by the Company for the expenses of such travel. The
          Executive shall be entitled to a Tax Gross-Up with respect to such reimbursement of his wife's travel expenses.

     (i) Financial Planning. The Executive shall be reimbursed for up to $15,000 per year for personal financial and tax planning expenses while the Executive is employed by the Company. The Executive shall be entitled to a Tax Gross-Up with respect to such reimbursement.

     (j) Relocation. The Company will purchase the Executive's house in Colorado Springs, Colorado, if he is unsuccessful in selling the house within ninety (90) calendar days after the date of listing of the house with a broker for sale. The purchase price paid by the Company shall be the greater of (i) the Executive's cost for the house plus the cost of improvements made by the Executive or (ii) the appraised value of the house. Subject to the foregoing provisions of this paragraph 2(j), the Executive shall be entitled to relocation-related benefits in accordance with the relocation policies of the Company applicable to its senior executive officers.

     (k) Expenses. The Executive is authorized to incur reasonable expenses for entertainment, traveling, meals, lodging and similar items in promoting the Company's business. The Company will reimburse the Executive for all reasonable expenses so incurred, provided that such expenses are incurred and accounted for in accordance with the reasonable policies and procedures established by the Company.

     (l) Vacation. The Executive shall be eligible for four weeks vacation per year.

     (m) Change in Control. Following a Change in Control, the Company shall provide compensation (including bonus opportunities) and benefits to the Executive which, on an aggregate basis, equal or exceed the compensation (including bonus opportunities) and benefits in effect immediately before the Change in Control.

     (n) Fringe Benefits. Except as otherwise specifically provided to the contrary in this Agreement, the Executive shall be provided with the welfare benefits and other fringe benefits to the same extent and on the same terms as those benefits are provided by the Company from time to time to the Company's other senior management employees; provided, however, that if any such benefits are adjusted to reflect an executive's position, the Executive's benefits shall be adjusted in a manner commensurate with his position. The Executive shall also be entitled to the perquisites that are customarily provided in connection with his position. Nothing in this paragraph 2(n) shall be construed to prevent the Company from revising the benefits or perquisites generally provided to executives from time to time. However, the Company shall not be required to provide a benefit under this paragraph 2(n) if such benefit would duplicate (or otherwise be of the same type as) a benefit specifically required to be provided under another provision of this Agreement. The Executive shall complete all forms and physical examinations, and otherwise take all other similar actions to secure coverage and benefits described in this paragraph 2(n), to the extent determined to be necessary or appropriate by the Company.

     (o) Tax Gross-Up. The term "Tax Gross-Up" with respect to any benefit means an amount payable to the Executive such that, after payment of federal, state and local income taxes, payroll taxes, excise and other taxes applicable to the Executive on such amount, there remains a balance sufficient to pay all such taxes being reimbursed.

     (p) $2 Million One-Time Lump Sum Cash Payment. As soon as practicable after April 13, 2001, the Executive shall receive from the Company a one-time lump sum cash payment of $2,000,000. However, if the Executive's employment is terminated in accordance with paragraph 3(c) (relating to termination for Cause) or 3(e) (relating to resignation by the Executive), and his Date of Termination occurs before the earlier of July 31, 2001 or the consummation of a Strategic
          Transaction (as defined below) then, as of the Date of Termination, the Executive shall be required to repay to the Company such $2,000,000 amount without interest, which repayment shall be due as soon as practicable after such Date of Termination. For the avoidance of doubt, it is recited here that the payment made in accordance with this paragraph 2(p) shall not be taken into account for purposes of determining the Executive's life insurance or any other compensation or benefits. For purposes of this Agreement, a "Strategic Transaction" shall occur on the date of the events described in any of clause (i) or (ii) next following: (i) the date of the consummation of a merger, consolidation or other similar transaction involving the Company and any other entity, other than (1) a merger, consolidation or other similar transaction which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or, if the surviving entity has a parent, the parent), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any Affiliate or Subsidiary, more than 50% of the combined voting power of the voting securities of the Company or such surviving entity or parent outstanding immediately after such transaction, or (2) a merger, consolidation or other similar transaction effected to implement a Recapitalization (as defined below) of the Company, or (ii) the date of the consummation of a plan of complete liquidation of the Company, or the date of the sale or disposition of assets which either (A) in the year immediately preceding the year of such sale or disposition by the Company, generated 50% or more of the Company's gross revenues, or (B) in the year of such sale or disposition by the Company, were projected to generate 50% or more of the Company's gross revenues. For purposes of this Agreement, the term "Affiliate" shall have the meaning set forth in Rule 12b-2 promulgated under the Securities Exchange Act of 1934. "Recapitalization" shall mean a transaction designed to change the capitalization of the Company, as a result of which the shareholders of the Company hold their stock ownership interests and voting rights in the Company immediately after the consummation of the transaction, in substantially the same proportions and amounts as immediately before the consummation of the transaction.

3. Termination. The Executive's employment with the Company during the Agreement Term may be terminated by the Company or the Executive without any breach of this Agreement only under the circumstances described in paragraphs 3(a) through 3(f):

     (a) Death. The Executive's employment hereunder will terminate upon his death.

     (b) Permanent Disability. The Company may terminate the Executive's employment during any period in which he is Permanently Disabled. The Executive shall be considered "Permanently Disabled" during any period in which he is Disabled; provided, however, that the Executive shall not be considered to be "Permanently Disabled" unless (i) the Executive, as a result of a physical or mental disability, is incapable, after reasonable accommodation, of performing any substantial portion of the Executive's duties under this Agreement on a permanent, full-time basis; and (ii) such disability is determined by the Board to be of a long-term nature. In the event of a dispute as to whether the Executive is Permanently Disabled, the Company may refer the same to a mutually acceptable licensed practicing physician, and the Executive agrees to submit to such tests and examination as such physician shall deem appropriate.

     (c) Cause. The Company may terminate the Executive's employment hereunder at any time for Cause. For purposes of this Agreement, the term "Cause" shall mean:

          (i) the willful and continued failure by the Executive to substantially perform his material duties with the Company (other than any such failure resulting from the Executive's being Disabled), within a reasonable period of time after a written demand for substantial performance is delivered to the Executive by the Board, which demand specifically identifies the manner in which the Board believes that the Executive has not substantially performed his duties;

          (ii) the willful engaging by the Executive in conduct which is demonstrably and materially injurious to the Company, monetarily or otherwise; or

          (iii)the engaging by the Executive in egregious misconduct involving serious moral turpitude with the result that the Executive's credibility and reputation no longer conform to the standard of the Company's executives.

                    For purposes of this Agreement, no act, or failure to act, on the Executive's part shall be deemed "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's action or omission was in the best interest of the Company. "Cause" shall not include (i) bad judgment, (ii) failure of the Company to meet financial performance objectives, or
                    (iii) any act or omission of which any member of the Board who is not a party to such act or omission has had actual knowledge for at least twelve months.

     (d) Constructive Discharge. If (I) the Executive provides written notice to the Company of the occurrence of Good Reason (as defined below) within a reasonable time after the Executive has knowledge of the circumstances constituting Good Reason, which notice shall specifically identify the circumstances which the Executive believes constitute Good Reason; (II) the Company fails to correct the circumstances within thirty (30) calendar days after receiving such notice; and (III) the Executive resigns within a reasonable time after the Company fails to correct such circumstances; then the Executive shall be considered to have been subject to a Constructive Discharge by the Company. For purposes of this Agreement, "Good Reason" shall mean, without the Executive's express written consent (and except in consequence of a prior termination of the Executive's employment), the occurrence of any one or more of the following circumstances:

          (i) A material adverse change in the status, title, authority, responsibilities or perquisites of the Executive. Following a material transaction involving the Company, "Good Reason" shall be deemed to exist under this paragraph 3(d)(i) if the Executive is not the Chief Executive Officer and Chairman of the parent Company of the surviving entity. Additionally, "Good Reason" shall be deemed to exist under this paragraph 3(d)(i) in the event of a sale of all or substantially all of the assets or operations of the leasing and services businesses of the Company.

          (ii) The failure to nominate or elect the Executive as Chairman of the Board or as a member of the Executive Committee of the Board in accordance with paragraph 1, or his removal from any such position.

          (iii)A change in the Executive's reporting relationship from the reporting relationship required in accordance with paragraph 1.

          (iv) Assignment of duties materially inconsistent with the Executive's position as President and Chief Executive Officer.

          (v) The failure to comply with the procedures set forth in paragraph 1(b) with respect to nomination and appointment of Board members or failure to amend the by-laws of the Company to reflect those procedures.

          (vi) The failure of the Board to give consideration to the list of candidates recommended by the Executive for Board nomination as required by the provisions of paragraph 1(b).

          (vii)A reduction by the Company in the Executive's salary or benefits to an amount that is less than required under paragraph 2.

          (viii) Following a Change in Control, failure of the Company to provide compensation and benefits to the Executive as required under paragraph 2(m).

          (ix) The failure of the Company to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement.

          (x) Any purported termination of the Executive's employment which is not effected pursuant to a Notice of Termination satisfying the requirements of paragraph 3(g) below (and, if applicable, the requirements of paragraph 3(b) above), and for purposes of this Agreement, no such purported termination shall be effective.

          (xi) Failure of the Company to cause the issuance, renewal or reissuance as applicable, of the Letter of Credit in the form attached hereto as Supplement 3, or in the event the Issuer notifies the Company that the Expiry Date (as defined in Supplement 3) of the Letter of Credit will not be extended for an additional year and the Company fails to provide Executive with proof of the issuance of a new Letter of Credit on terms not less favorable than those provided in Supplement 3, on or before sixty
               (60) calendar days prior to the Expiry Date.

          (xii)Failure of the Company to obtain entry of an order of the Bankruptcy Court with jurisdiction over its Chapter 11 case, assuming this Agreement (including all Supplements) within forty-five (45) calendar days of the petition date.

          (xiii) If an order of the Bankruptcy Court with jurisdiction over the Company's Chapter 11 case, which approves the assumption of this Agreement (including all Supplements) fails to become final and non-appealable within sixty (60) calendar days of the petition date, unless such failure is the result of an appeal of such an order described in paragraph 3(d)(xii) next above, which appeal does not include as an appellant the creditor's committee or any member thereof, any of the debtor-in-possession lenders or their agent, or the Company.

          (xiv)Any material breach of this Agreement by the Company not described in paragraphs 3(d)(i) through 3(d)(xiii) next above.

                    The Executive's right to terminate his employment pursuant to this paragraph 3(d) shall not be affected by his incapacity due to physical or mental illness.

     (e) Termination by Executive. The Executive may terminate his employment hereunder at any time for any reason, by giving the Company prior written Notice of Termination (as defined in paragraph 3(g)), which Notice of Termination shall be effective not less than thirty (30) calendar days after it is given to the Company, provided that if an order of the Bankruptcy Court with jurisdiction over its Chapter 11 case approving this Agreement (including all Supplements) is not entered within nineteen (19) business days after the petition date, any such Notice of Termination given after such nineteenth (19th) business day after the petition date shall be effective not less than fifteen (15) calendar days after the Notice of Termination is given to the Company. Nothing in this Agreement shall require the Executive to specify a reason for any such termination.

     (f) Termination by Company. The Company may terminate the Executive's employment hereunder at any time for any reason, by giving the Executive prior written Notice of Termination, which Notice of Termination shall be effective immediately, or at such later time as specified in such notice. The Company shall not be required to specify a reason for the termination under this paragraph 3(f), provided that termination of the Executive's employment by the Company shall be deemed to have occurred under this paragraph 3(f) only if it is not for reasons described in paragraph 3(b), 3(c), 3(d), or 3(e).

     (g) Notice of Termination. Any termination of the Executive's employment by the Company or the Executive (other than a termination pursuant to paragraph 3(a)) must be communicated by a written Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" means a dated notice which indicates the Date of Termination (not earlier than the date on which the notice is provided), and which indicates the specific termination provision in this Agreement relied on and which sets forth in reasonable detail the facts and circumstances, if any, claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

     (h) Date of Termination. "Date of Termination" means the last day the Executive is employed by the Company, provided that the Executive's employment is terminated in accordance with the foregoing provisions of this paragraph 3.

     (i) Effect of Termination. If, on the Date of Termination, the Executive is a member of the Board of Directors of the Company or any of the Subsidiaries, or holds any other position with the Company and the Subsidiaries (other than the position described in paragraph 1(a)), the Executive shall resign from all such positions as of the Date of Termination.

4. Rights Upon Termination. The Executive's right to payment and benefits under this Agreement for periods after his Date of Termination shall be determined in accordance with the following provisions of this paragraph 4:

     (a) General. If the Executive's Date of Termination occurs during the Agreement Term for any reason, the Company shall pay to the Executive:

          (i) The Executive's Salary for the period ending on the Date of Termination.

          (ii) Payment for unused vacation days, as determined in accordance with Company policy as in effect from time to time.

          (iii)If the Date of Termination occurs after the end of a performance period for the annual bonus, and prior to the payment of the annual bonus (as described in paragraph 2(b)) for the year, the Executive shall be paid such bonus amount at the regularly scheduled time.

          (iv) The Executive and any of his dependents shall be eligible for medical continuation coverage under the provisions of Section 4980B of the Internal Revenue Code or Section 601 of the Employee Retirement Income Security Act (sometimes called "COBRA coverage") to the extent required by applicable law.

          (v) Any other payments or benefits to be provided to the Executive by the Company pursuant to any employee benefit plans or arrangements adopted by the Company, to the extent such amounts are due from the Company.

                    Except as may otherwise be expressly provided to the contrary in this Agreement, nothing in this Agreement shall be construed as requiring the Executive to be treated as employed by the Company for purposes of any employee benefit plan or arrangement following the date of the Executive's Date of Termination.

     (b) Death. If the Executive's Date of Termination occurs during the Agreement Term by reason of the Executive's death, then, in addition to the amounts payable in accordance with paragraph 4(a), the Executive's estate shall receive payment of the bonus for the performance period in which his Date of Termination occurs, based on actual performance for the entire period, and payable at the same time as it is payable for other participants in the bonus plan; provided, however, that it shall be subject to a pro-rata reduction for the portion of the performance period following the Date of Termination.

     (c) Disability. If the Executive's Date of Termination occurs during the Agreement Term under circumstances described in paragraph 3(b) (relating to Executive's being Permanently Disabled) then, in addition to the amounts payable in accordance with paragraph 4(a):

          (i) The Executive shall receive payment of the bonus for the performance period in which his Date of Termination occurs, based on actual performance for the entire period, and payable at the same time as it is payable for other participants in the bonus plan; provided, however, that it shall be subject to a pro-rata reduction for the portion of the performance period following the Date of Termination.

          (ii) If, at the Date of Termination under circumstances described in paragraph 3(b), the Executive is not eligible for income replacement benefits under the Company's long-term disability plan or another arrangement providing substantially similar benefits, then, in lieu of receiving any benefits under such plan or arrangement, the Executive, for a period of two years after the Date of Termination, shall continue to receive monthly or more frequent payments at his salary rate in effect immediately prior to the Date of Termination.

     (d) Cause. If the Executive's Date of Termination occurs during the Agreement Term under circumstances described in paragraph 3(c) (relating to the Executive's termination for Cause) then, except as otherwise expressly provided in this Agreement, the Company shall have no obligation to make payments under the Agreement for periods after the Executive's Date of Termination.

     (e) Resignation. If the Executive's Date of Termination occurs during the Agreement Term under circumstances described in paragraph 3(e) (relating to the Executive's resignation), then, except as otherwise expressly provided in this Agreement, the Company shall otherwise have no obligation to make payments under the Agreement for periods after the Executive's Date of Termination.

     (f) Termination without Cause and Constructive Discharge. If the Executive's Date of Termination occurs during the Agreement Term under circumstances described in paragraph 3(d) (relating to Constructive Discharge) or paragraph 3(f) (relating to termination by the Company without Cause) then, in addition to the amounts payable in accordance with paragraph 4(a):

          (i)  The Executive shall receive, in a lump sum payment, the sum of:

               (A) All of the salary that would be payable to the Executive if he continued in the employ of the Company until the End of the Severance Period and received the rate of salary in effect immediately prior to his Date of Termination.

                           plus

               (B) The total bonus payments he would have received if he remained in the employ of the Company until the End of the Severance Period, with the rate of bonus payment to be not less than the greater of $700,000 per year or the highest annual bonus payment received by the Executive from the Company for his period of employment; provided that if the End of the Severance Period occurs on a date other than the last day of a performance period, the bonus deemed to be earned under this paragraph 4(f)(i)(B) for the performance period in which the End of the Severance Period occurs shall be the amount determined in accordance with this paragraph 4(f)(i)(B) for the period, but subject to a pro-rata reduction to reflect the portion of the performance period following the End of the Severance Period.

                    The "End of the Severance Period" shall be the date that is the later of the three-year anniversary of the Employment Commencement Date or the two-year anniversary of the Date of Termination.

          (ii) The Company will provide the Executive with medical and dental benefits with respect to the Executive and his dependents to the extent that such benefits would have been provided to the Executive (with respect to the Executive and his dependents) under the Company's medical and dental plans applicable to the Company's senior executives (as those plans may be amended from time to time in accordance with their terms) as though the Executive remained employed by the Company until the end of the Agreement Term. The period of coverage under the foregoing provisions of this paragraph 4(f)(ii) shall be counted toward the Company's obligation to provide COBRA coverage. The period of coverage required under this paragraph 4(f)(ii) shall cease as of the first day on which the Executive has medical benefit coverage from his employer (including a new employer or a prior employer) after the Date of Termination. The Executive agrees that during any period after the Date of Termination during which he is eligible to obtain medical benefit coverage (with respect to the Executive or his dependents) from the Executive's employer, or other person to whom the Executive provides service, the Executive will file such an application, and take such other steps as may be necessary to obtain such coverage (including the payment of premiums). The Executive shall receive a Tax Gross-Up with respect to the coverage provided by the Company under this paragraph 4(f)(ii).

                    In no event,  however,  shall the  Executive  be entitled to
                    receive  any  amounts,   rights,   or  benefits  under  this
                    paragraph 4(f) unless he executes a release of claims against the Company in a form prepared by the Company.

     (g) Change in Control. If the Executive's Date of Termination occurs during the Agreement Term (A) under circumstances described in paragraph 3(f) (relating to termination by the Company without Cause) prior to a Change in Control and such termination is by the Company in anticipation of a Change in Control (as defined in Supplement 1 to this Agreement, which is attached to and forms a part of this Agreement), or (B) at any time within two (2) years after a Change in Control, under circumstances described in paragraph 3(d) (relating to Constructive Discharge) or paragraph 3(f) (relating to termination by the Company without Cause), then paragraph 4(f) shall apply to the Executive, except that (in consideration of the Executive signing the Employee Agreement and the other covenants and agreements set forth in this Agreement):

          (i) The "End of the Severance Period" shall be the three-year anniversary of the Date of Termination.

          (ii) In the event it shall be determined that any payment, benefit or distribution (or combination thereof) from the Company, any Affiliate, or trusts established by the Company or by any Affiliate, for the benefit of its employees, to the Executive or for the Executive's benefit (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, and with a "payment" including, without limitation, the vesting of non-cash benefits or property) (any of which are referred to as "Payment") would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, hereinafter collectively referred to as the "Excise Tax"), the Executive shall be entitled to receive an additional payment (a "Parachute Gross-Up Payment") in an amount such that, after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes and payroll taxes (and any interest and penalties imposed with respect thereto) and the Excise Tax imposed upon the Parachute Gross-Up Payment, the Executive retains an amount of the Parachute Gross-Up Payment equal to the sum of: (i) the Excise Tax imposed upon the Payments; plus (ii) an amount equal to the product of any deductions disallowed for federal, state, or local income tax purposes because of the inclusion of the Parachute Gross-Up Payment in the Executive's adjusted gross income multiplied by the highest applicable marginal rate of federal, state, or local income taxation, respectively, for the calendar year in which the Parachute Gross-Up Payment is to be made.

     (h)  Non-Renewal  by  Company.  In  addition,  if the  Executive's  Date of
          Termination does not occur during the Agreement Term, and the Agreement Term is not extended by reason of either the Company or the Executive providing notice to the other of non-renewal in accordance with paragraph 1(f), then, following the Executive's termination of employment with the Company, he shall receive payment of the bonus for the performance period in which such termination occurs, based on actual performance for the entire period, and payable at the same time as it is payable for other participants in the bonus plan; provided, however, that it shall be subject to a pro-rata reduction for the portion of the performance period following the termination.

     (i) Other Benefits. Except as may be otherwise specifically provided in an amendment of this paragraph 4(i) adopted in accordance with paragraph 10, the Executive's rights under this paragraph 4 shall be in lieu of any benefits that may be otherwise payable to or on behalf of the Executive pursuant to the terms of any severance pay arrangement of the Company or any Subsidiary or any other, similar arrangement of the Company or any Subsidiary providing benefits upon involuntary termination of employment.

5. Duties on Termination. Subject to the terms and conditions of this Agreement, during the period beginning on the date of delivery of a Notice of Termination, and ending on the Date of Termination, the Executive shall continue to perform his duties as set forth in this Agreement, and shall also perform such services for the Company as are necessary and appropriate for a smooth transition to the Executive's successor, if any. Notwithstanding the foregoing provisions of this paragraph 5, the Company may suspend the Executive from performing his duties under this Agreement following the delivery of a Notice of Termination providing for the Executive's resignation, or delivery by the Company of a Notice of Termination providing for the Executive's termination of employment for any reason; provided, however, that during the period of suspension (which shall end on the Date of Termination), the Executive shall continue to be treated as employed by the Company for other purposes, and his rights to compensation or benefits shall not be reduced by reason of the suspension.

6. Mitigation and Set-Off. The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise. The Company shall be entitled to set off against amounts payable to the Executive any amounts owed to the Company by the Executive, but the Company shall not be entitled to set off against the amounts payable to the Executive under this Agreement any amounts earned by the Executive in other employment after termination of his employment with the Company, or any amounts which might have been earned by the Executive in other employment had he sought such other employment.

7. Employee Agreement. As of the Employment Commencement Date, the Executive shall enter into the "Employee Agreement," in the form set forth as Supplement 2 to this Agreement, which is attached to and forms a part of this Agreement.

8. Assistance with Claims. The Executive agrees that, for the period beginning on the Employment Commencement Date, and continuing for a reasonable period after the Executive's Date of Termination, the Executive will assist the Company and the Subsidiaries in defense of any claims that may be made against the Company and the Subsidiaries, and will assist the Company and the Subsidiaries in the prosecution of any claims that may be made by the Company or the Subsidiaries, to the extent that such claims may relate to services performed by the Executive for the Company and the Subsidiaries. The Executive agrees to promptly inform the Company if he becomes aware of any lawsuits involving such claims that may be filed against the Company or any Subsidiary. The Company agrees to provide legal counsel to the Executive in connection with such assistance (to the extent legally permitted), and to reimburse the Executive for all of the Executive's reasonable out-of-pocket expenses associated with such assistance, including travel expenses. For periods after the Executive's employment with the Company terminates, the Company agrees to provide reasonable compensation to the Executive for such assistance. The Executive also agrees to promptly inform the Company if he is asked to assist in any investigation of the Company or the Subsidiaries (or their actions) that may relate to services performed by the Executive for the Company or the Subsidiaries, regardless of whether a lawsuit has then been filed against the Company or the Subsidiaries with respect to such investigation.

9. Nonalienation. The interests of the Executive under this Agreement are not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors of the Executive or the Executive's beneficiaries.

10. Amendment. This Agreement may be amended or cancelled only by mutual agreement of the parties in writing without the consent of any other person. So long as the Executive lives, no person, other than the parties hereto, shall have any rights under or interest in this Agreement or the subject matter hereof.

11. Applicable Law. The provisions of this Agreement shall be construed in accordance with the laws of the State of Illinois, without regard to the conflict of law provisions of any state. All disputes shall be arbitrated or litigated (whichever is applicable) in Chicago, Illinois.

12. Severability. The invalidity or unenforceability of any provision of this Agreement will not affect the validity or enforceability of any other provision of this Agreement, and this Agreement will be construed as if such invalid or unenforceable provision were omitted (but only to the extent that such provision cannot be appropriately reformed or modified).

13. Waiver of Breach. No waiver by any party hereto of a breach of any provision of this Agreement by any other party, or of compliance with any condition or provision of this Agreement to be performed by such other party, will operate or be construed as a waiver of any subsequent breach by such other party of any similar or dissimilar provisions and conditions at the same or any prior or subsequent time. The failure of any party hereto to take any action by reason of such breach will not deprive such party of the right to take action at any time while such breach continues.

14. Successors, Assumption of Contract. This Agreement is personal to the Executive and may not be assigned by the Executive without the written consent of the Company. However, to the extent that rights or benefits under this Agreement otherwise survive the Executive's death, the Executive's heirs and estate shall succeed to such rights and benefits pursuant to the Executive's will or the laws of descent and distribution; provided that the Executive shall have the right at any time and from time to time, by notice delivered to the Company, to designate or to change the beneficiary or beneficiaries with respect to such benefits. This Agreement shall be binding upon and inure to the benefit of the Company and any successor of the Company, subject to the following:

     (a) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place.

     (b) After a successor assumes this Agreement in accordance with this paragraph 14, only such successor shall be liable for amounts payable after such assumption, and no other companies (including, without limitation, Comdisco, Inc. and any other predecessors) shall have liability for amounts payable after such assumption.

     (c) Notwithstanding the foregoing provisions of this paragraph 14, if the successor is required to assume the obligations of this Agreement under paragraph 14(a), and fails to execute and deliver to the Executive a written acknowledgment of the assumption at the time of the assumption or, if later, promptly following demand by the Executive for execution and delivery of such an acknowledgment, then the successor shall not be substituted as the Company, the Executive shall be entitled to payments and benefits as provided under paragraph 4(f) or 4(g), whichever is applicable, and if the Executive is then employed by the Company (or successor), the Executive's employment shall be deemed to have been terminated by the Company under circumstances described in clause 3(d)(ix), and the Executive shall not be required to perform services under this Agreement after such deemed termination.

15. Notices. Notices and all other communications provided for in this Agreement shall be in writing and shall be delivered personally or sent by registered or certified mail, return receipt requested, postage prepaid (provided that international mail shall be sent via overnight or two-day delivery), or sent by facsimile or prepaid overnight courier to the parties at the addresses set forth below (or such other addresses as shall be specified by the parties by like notice). Such notices, demands, claims and other communications shall be deemed given:

     (a) in the case of delivery by overnight service with guaranteed next day delivery, the next day or the day designated for delivery;

     (b) in the case of certified or registered U.S. mail, five business days after deposit in the U.S. mail; or

     (c) in the case of facsimile, the date upon which the transmitting party received confirmation of receipt by facsimile, telephone or otherwise; provided, however, that in no event shall any such communications be deemed to be given later than the date they are actually received. Communications that are to be delivered by the U.S. mail or by overnight service or two-day delivery service are to be delivered to the addresses set forth below:

         to the Company:

                  Comdisco, Inc.
                  6111 N. River Road
                  Rosemont, Illinois  60018

         or to the Executive:

                  Norman P. Blake, Jr.
                  11179 Estancia Way
                  Carmel, Indiana  46032

All notices to the Company shall be directed to the attention of the General Counsel of the Company, with a copy to the Secretary of the Company. A copy of all notices to the Executive shall be sent to Roger C. Siske, Sonnenschein Nath & Rosenthal, 8000 Sears Tower, Chicago, Illinois 60606-6404. Each party, by written notice furnished to the other party, may modify the applicable delivery address, except that notice of change of address shall be effective only upon receipt.

16. Arbitration of All Disputes. Except as otherwise specifically provided for in this Agreement, any controversy or claim arising out of or relating to this Agreement (or the breach thereof) shall be settled by final, binding and non-appealable arbitration in Chicago, Illinois by three arbitrators. Except as otherwise expressly provided in this paragraph 16, the arbitration shall be conducted in accordance with the rules of the American Arbitration Association (the "Association") then in effect. One of the arbitrators shall be appointed by the Company, one shall be appointed by the Executive, and the third shall be appointed by the first two arbitrators. If the first two arbitrators cannot agree on the third arbitrator within thirty (30) calendar days of the appointment of the second arbitrator, then the third arbitrator shall be appointed by the Association. This paragraph 16 shall not be construed to limit the Company's right to obtain equitable relief under the Employee Agreement with respect to any matter or controversy subject to the Employee Agreement, and, pending a final determination by the arbitrator with respect to any such matter or controversy, the Company shall be entitled to obtain any such relief by direct application to state, federal, or other applicable court, without being required to first arbitrate such matter or controversy.

17.  Legal Costs.

     (a) The Company shall reimburse the Executive for reasonable attorneys' fees, costs and related expenses incurred in connection with the negotiation and drafting of this Agreement, and in connection therewith, the Company shall pay to the Executive a Tax Gross-Up.

     (b)  If,  after the  conclusion  of the  negotiation  and  drafting of this
          Agreement, but before the Executive's termination of employment or before the Executive has determined in good faith that there exists a reasonable basis to conclude that the Company may be in breach of this Agreement (including the Supplements attached hereto), the Executive incurs attorneys' fees, costs and related expenses for the interpretation and implementation of his rights under the Agreement (including the Supplements attached hereto), subject to the approval of such reimbursement by the Chairman of the Compensation Committee of the Company which approval shall not be unreasonably withheld, the Executive shall be reimbursed for such attorneys' fees, costs and related expenses incurred for the interpretation and implementation of his rights under the Agreement (including the Supplements attached hereto), and in connection therewith, the Company shall pay to the Executive a Tax Gross-Up.

     (c) To the extent the Executive incurs legal fees, costs, and related expenses in a good faith effort to enforce his rights under this Agreement (including the Supplements attached hereto), at any time after the Executive has a termination of employment or at such time when the Executive has determined in good faith that there exists a reasonable basis to conclude that the Company may be in breach of this Agreement, the Company shall reimburse the Executive for any and all such legal fees, costs, and related expenses, and pay to the Executive a Tax Gross-Up.

18. Survival of Agreement. Except as otherwise expressly provided in this Agreement, the rights and obligations of the parties to this Agreement shall survive the termination of the Executive's employment with the Company.

19. Entire Agreement. Except as otherwise noted herein, this Agreement (including Supplements 1, 2, 3, and 4 attached hereto) constitutes the entire agreement between the parties concerning the subject matter hereof and supersedes all prior and contemporaneous agreements, if any, between the parties relating to the subject matter hereof.

20. Acknowledgment by Executive. The Executive represents and warrants that (i) he is not, and will not become a party to any agreement, contract, arrangement or understanding, whether of employment or otherwise, that would in any way restrict or prohibit him from undertaking or performing his duties in accordance with this Agreement or that restricts his ability to be employed by the Company in accordance with this Agreement; (ii) his employment by the Company will not violate the terms of any policy of any prior employer of the Executive regarding competition; and (iii) his position with the Company, as described in this Agreement, will not require him to improperly use any trade secrets or confidential information of any prior employer, or any other person or entity for whom he has performed services.

21. Interest on Overdue Payments. If the Company fails to pay any amount provided under this Agreement within thirty (30) calendar days of the due date of such amount, the Company shall pay interest on such amount at a rate equal to the rate from time to time in effect under the Company's revolving credit, and if such a rate is not available, then at a rate equal to two hundred (200) basis points in excess of the prime commercial lending rate announced from time to time by Citibank Bank, N.A.; provided however, that if the interest rate determined in accordance with this paragraph 21 exceeds the highest legally-permissible interest rate, then the interest rate shall be the highest legally-permissible interest rate.

22. Security for the Agreement. The Company shall provide for the issuance of a $5 million unconditional and irrevocable Letter of Credit to secure the Executive's rights in payments and benefits due under the Agreement in the form attached hereto as Supplement 3, which shall be maintained, renewed and reissued until all amounts that are or may become due under this Agreement have been paid in full.

23. Indemnification. The Company shall indemnify the Executive for any liability related to the Executive's duties pursuant to this Agreement, to the fullest extent permitted under the Company's by-laws and other applicable indemnification policies and provisions of the Company.

24. Compensation as Specified in this Agreement. Except as specifically provided for in this Agreement (including the Supplements attached hereto), the Executive shall not be entitled to any other compensation, equity or other incentives, retirement benefits or other payments.

25. Approvals. The Company represents and warrants to the Executive that it has taken all corporate action necessary to authorize this Agreement.

26. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

         IN WITNESS WHEREOF, the Executive and the Company have executed this Agreement to be effective as of June 4, 2001.

                                             ____________________________
                                                      Norman P. Blake, Jr.


                                             ____________________________
                                                      Date


                                                      Comdisco, Inc.
                                                      By:  _____________________
                                                      Its:  ____________________

                                                      __________________________
                                                      Date

                                  Supplement 1
                                Change in Control

     This Supplement 1 is attached to and forms a part of the employment agreement (the "Agreement") between Norman P. Blake, Jr. (the "Executive") and Comdisco, Inc. (the "Company") dated February 27, 2001, as amended on April 13, 2001, and as further amended and restated effective as of the Effective Date of the Agreement. The purpose of this Supplement 1 is to set forth the definition of the term "Change in Control." A "Change in Control" shall be deemed to have occurred if the conditions set forth in any one of the following paragraphs (i),
(ii), (iii) or (iv) shall have been satisfied:

          (i) any person (as defined in Section 3(a)(9) of the Securities Exchange Act of 1934 (the "1934 Act"), as such term is modified in Sections 13(d) and 14(d) of the 1934 Act), other than (1) any employee plan established by the Company, any Affiliate, or any Subsidiary, (2) the Company, an Affiliate or Subsidiary, (3) an underwriter temporarily holding securities pursuant to an offering of such securities, or (4) a corporation owned, directly or indirectly, by stockholders of the Company in substantially the same proportions as their ownership of the Company, is or becomes the beneficial owner (within the meaning of Rule 13d-3 promulgated under the 1934 Act), directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such person any securities acquired directly from the Company, its Subsidiaries or its Affiliates) representing 35% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the Company's then outstanding voting securities;

          (ii) a majority of members of the Board shall cease to be Continuing Members. For this purpose, "Continuing Member" means a member of the Board who either (1) was a member of the Board on the Employment Commencement Date, and has been such continuously thereafter or (2) became a member of such Board after the Employment Commencement Date and whose election or nomination for election was approved by a vote of at least two-thirds of the Continuing Members then members of the Company's Board (other than a nomination of an individual whose initial membership on the Board is in connection with an actual or threatened election contest relating to the election of the members of the Board, as such terms are used in Rule 14a-11 of Regulation 14A under the 1934 Act as in effect immediately prior to January 24, 2000);

          (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent
     (either by remaining outstanding or by being converted into voting securities of the surviving entity or, if the surviving entity has a parent, the parent), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any Affiliate or Subsidiary at least 75% of the combined voting power of the voting securities of the Company or such surviving entity or parent outstanding immediately after such merger or consolidation; or (2) a merger or consolidation effected to implement a "Recapitalization" (as defined below) of the Company (or similar transaction but excluding from this exception the emergence from bankruptcy pursuant to a plan of reorganization and the issuance of equity pursuant thereto) in which no person (determined pursuant to clause (i) above) is or becomes the beneficial owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such person any securities acquired directly from the Company, its Subsidiaries or its Affiliates) representing 35% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the Company's then outstanding voting securities; "Recapitalization" shall mean a transaction designed to change the capitalization of the Company, as a result of which the shareholders of the Company hold their stock ownership interests and voting rights in the Company immediately after the consummation of the transaction, in substantially the same proportions and amounts as immediately before the consummation of the transaction; or

          (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or the Company enters into an agreement for the sale or disposition of assets which either (A) in the year immediately preceding the year of such sale or disposition by the Company, generated 50% or more of the Company's gross revenues, or (B) in the year of such sale or disposition by the Company, were projected to generate 50% or more of the Company's gross revenues.

Notwithstanding the foregoing, no Change in Control shall be deemed to have occurred if there is consummated any transaction or series of integrated transactions immediately following which the record holders of shares of common stock of the Company immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in an entity which owns substantially all of the assets of the Company immediately prior to such transaction or series of transactions.

                                  Supplement 2
                               Employee Agreement

     This Supplement 2 is attached to and forms a part of the employment agreement (the "Agreement") between Norman P. Blake, Jr. (the "Executive") and Comdisco, Inc. (the "Company") dated February 27, 2001, as amended on April 13, 2001, and as further amended and restated effective as of the Effective Date of the Agreement. The purpose of this Supplement 2 is to set forth the following "Employee Agreement."

                               EMPLOYEE AGREEMENT

     I have entered into an employment agreement with Comdisco dated February 27, 2001, as amended on April 13, 2001, and as further amended and restated effective as of the Effective Date (the "Agreement"). As a condition of entering into such Agreement, I have agreed to enter into this Employee Agreement, and therefore I agree as follows:

     1. Background. I acknowledge that Comdisco's Business (as defined herein) is highly competitive, is marketed primarily to large and medium sized companies nationally and internationally, involves long "lead times" often exceeding one year to secure initial contracts, and requires ongoing, comprehensive customer support.

     2.   Definitions.   I  understand   that  for  purposes  of  this  Employee
          Agreement, the following definitions will apply:

          2.1 "Comdisco" will mean Comdisco, Inc. or the Comdisco, Inc. subsidiary, division or affiliate by whom I am employed, now or in the future.

          2.2 "Comdisco's Business" shall mean (1) while I am employed by Comdisco, any business in which Comdisco was engaged during the two-year period immediately preceding that date (including, without limitation, any business if Comdisco devoted material resources to entering into such business during such two-year period), and (2) following the termination of my Comdisco employment, any business in which Comdisco was engaged during the two-year period immediately preceding the termination of my Comdisco employment (including, without limitation, any business if Comdisco devoted material resources to entering into such business during such two-year period).

          2.3 "Confidential Information" will mean all trade secrets, know-how or other confidential information not known to the public at large that I obtained from Comdisco, or that I learned, discovered, developed, conceived, originated or prepared in the scope of my Comdisco employment. Confidential Information includes, but is not limited to, information and materials developed, collected or used by Comdisco personnel, and information disclosed to Comdisco by Customers, potential Customers or third parties in the course of a business relationship or proposed business relationship. Confidential Information includes, but is not limited to, the following general categories:

               (1)  information concerning Comdisco's operations, organizational
                    structure,   methods,  technology,   procedures,   finances,
                    accounting and legal matters;

               (2) information concerning Comdisco's sales activities and strategies, marketing activities and strategies, servicing activities and strategies, bidding activities and strategies, product development activities and strategies, expansion/acquisition or contraction/divestiture plans, reorganization plans, and strategic business activities;

               (3) information concerning Comdisco's past, present and potential Customers, including the names, addresses, telephone numbers and e-mail addresses of these Customers; the identities of individuals responsible for buying products and services on behalf of these Customers; the needs and buying tendencies of these Customers; contract negotiations between Comdisco and these Customers; the contents and duration of contracts and agreement between Comdisco and these Customers; financial and credit information concerning these Customers' business operations; the identity, quantity and prices of products and services purchased from Comdisco by these Customers; and any Confidential Information regarding a Customer that I have learned in the course of providing services to and/or for the Customer;

               (4) vendor and supplier information, including the names, addresses, telephone numbers and e-mail addresses of Comdisco's vendors and suppliers; information regarding
                    Comdisco's relationship with its vendors and suppliers; contract negotiations between Comdisco and its vendors and suppliers; the contents and duration of contracts and agreements between Comdisco and its vendors and suppliers; financial and credit information concerning its vendors and suppliers; and the identity, quantity and prices of products and services purchased by Comdisco from its vendors and suppliers;

               (5)  information regarding Comdisco's pricing of its products and
                    services,   including  price  lists,  pricing  policies  and
                    pricing strategies;

               (6)  employment  and  payroll  data,   including  recruiting  and
                    succession plans; and

               (7) other information that Comdisco tells me is to be kept confidential, or that I should reasonably deem to be kept confidential, or that is designated as Confidential Information on an Attachment hereto.

                    Confidential Information may be contained on paper records, computer printouts or disks, or other forms of documentation or media, but it need not necessarily be reduced to a tangible form. Confidential Information does not include information that, now or in the future, is available to the public (other than through improper disclosure by me or another person) or information rightfully acquired from a third party.

          2.4 "Customer" will mean any person, firm or other business entity which, during the two-year period immediately preceding the termination of my Comdisco employment, (1) has contracted for any type of services or equipment from or through Comdisco, or (2) has contacted Comdisco or been contacted by Comdisco with respect to the availability or offering of Comdisco's services or equipment and has requested or received a detailed proposal or offer from Comdisco, or (3) was assigned to me, either directly or indirectly, for account servicing or supervisory responsibilities (including, without limitation, accounts where I participated in sales calls or conference calls, and accounts for which I participated in sales strategy sessions regarding the account, whether or not such sessions were conducted in conjunction with representatives of the account).

          3. Covenant Not to Disclose or Use Confidential Information. I acknowledge that I have access to Confidential Information that must be maintained in strict confidence in order for Comdisco to protect its business and its competitive position in the marketplace. I acknowledge that it is difficult to ascertain how long Confidential Information would remain useful to Comdisco's competitors and potential competitors during my Comdisco employment and thereafter, and that some Confidential Information may remain useful to Comdisco's competitors for periods of indefinite duration. Therefore, during my Comdisco employment and thereafter, except as required in the performance of my duties to Comdisco, I will not directly or indirectly publish or disclose any Confidential Information to any competitor or other person outside Comdisco, and I will not remove from Comdisco premises or use for my own benefit or otherwise appropriate or copy any Confidential Information. This will apply whether or not I developed the Confidential Information.

          4.   Covenant Not to Work for a Major Competitor.

               4.1 Given the nature of Comdisco's Business, I recognize that engaging in employment or other work for a major competitor would necessarily and inevitably lead to my unauthorized use or disclosure of Confidential Information. Accordingly, if I resign, or if Comdisco terminates my employment due to poor job performance (as determined by Comdisco) or due to my criminal, dishonest or improper behavior, then I will not directly or indirectly work for any major Comdisco competitor in the Comdisco Business for a period of one year after the termination of my Comdisco employment. This will include work as an employee, officer, director, owner, shareholder, partner, associate, consultant, advisor, contractor, joint venturer, manager, agent, representative or salesperson. This will not apply to subsidiaries, divisions or other units of a major Comdisco competitor which are not involved in the Comdisco Business.

               4.2 Upon termination of my Comdisco employment, at my request, Comdisco will give me a list of its major competitors in the Comdisco Business. I acknowledge that the major competitors of Comdisco in the Comdisco Business currently include (without limitation) those listed on the Attachment(s) hereto.

               4.3 I understand that Comdisco may, in its discretion, consider waiving this restriction completely or in part in unusual termination situations. I recognize that any waiver would be based on the facts and circumstances of the termination, and will not serve as a precedent for other situations.

               4.4 During my Comdisco employment, I will comply with Comdisco's Conflicts of Interest Policy, as published in the Comdisco Code of Conduct, and I will not engage in any business activity that is competitive with Comdisco (unless agreed to by Comdisco in writing), and I will not take part in any activities which would be detrimental to Comdisco's interests.

          5.   Covenant Regarding Customers.

               5.1 During my Comdisco employment and for a period of one year after the termination of my Comdisco employment for whatever reason, I will not compete or attempt to compete with Comdisco for the sale or procurement of services or equipment by or to any of the Comdisco Customers (or any person or entity affiliated with them) with whom I had contact during the two-year period preceding the termination of my Comdisco employment. "Competing" includes, but is not limited to, accepting orders from a Customer, diverting a Customer's business from Comdisco, disparaging Comdisco or its employees with a Customer, or otherwise interfering with Comdisco's business with a Customer, even if a Customer initiates contact with me.

               5.2 During my Comdisco employment and for a period of one year after the termination of my Comdisco employment for whatever reason, I will not solicit or contact, directly or through other persons or entities, for the purpose of competing with Comdisco's Business, any of the Comdisco Customers (or any person or entity affiliated with them) with whom I had contact during the two-year period preceding the termination of my Comdisco employment.

               5.3 I acknowledge that Comdisco has a protectible business interest in its relationships with its Customers, and in the continued loyalty of its Customers. I acknowledge that Comdisco seeks to maintain and/or promote its business with its Customers for an indefinite time period, even though there are a number of competitors with which they could do business. I acknowledge that I have had, and will have, contact with Comdisco's Customers (and have developed my knowledge regarding their ongoing business needs) primarily, if not exclusively, as a result of my employment with Comdisco.

          6. Covenant Not to Solicit Employees. During my Comdisco employment and for a period of one year after the termination of my Comdisco employment for whatever reason, I will not (either directly or indirectly) employ, solicit or endeavor to entice away from Comdisco (whether for my own business or on behalf of another person or entity) any persons who are either employees in the Comdisco Business or who have been employed by Comdisco within a six-month period prior to my action.

          7.   Developments.

               7.1 I agree that I will have no proprietary interest in any idea, invention, design, technical or business innovation, computer program and related documentation, or any other work product developed, conceived, or used by me, in whole or in part, that arises out of my employment with Comdisco, or that are otherwise made through the use of Comdisco's time, facilities or materials (all collectively called "Developments"). I acknowledge that all Developments are and will be the sole property of Comdisco, and that Comdisco is not required to designate me as the author thereof. I will promptly disclose all Developments to my manager, and will at Comdisco's request and expense, do all things that may be necessary and appropriate to establish or document Comdisco's ownership of the Developments (including, but not limited to, the execution of the appropriate copyright or patent applications or assignments).

               7.2 I have identified at the end of this Employee Agreement all inventions and other intellectual property in which I claim any right, title or interest and which were made or conceived solely or jointly by me, or written wholly or in part by me, but that have been neither published nor filed in any patent or copyright office. If none is indicated, then I agree that I do not have any to identify. (Note: It is in your interest to establish that any of the above were made, conceived or written before the commencement of your employment by Comdisco. You should not disclose them in detail, but identify them only by titles and dates of documents describing them. If you wish to interest Comdisco in any of them, you may contact the Board, who will provide you with instructions for submitting them to Comdisco.)

          8.   Remedies.

               8.1 I acknowledge that Comdisco has expended and continues to expend substantial time, money and effort to: (1) develop proprietary and commercially valuable Confidential Information and Developments; (2) locate Customers and to establish and maintain long-term and near permanent business relationships with them; and (3) recruit, train and compensate its work force. I understand that it would be extremely difficult to measure the damages that might result from any breach by me of this Employee Agreement, and that a breach may cause irreparable injury to Comdisco that could not be compensated by money damages. I agree that my commitments in this Employee Agreement are supported by adequate consideration from Comdisco. Accordingly, Comdisco will be entitled, in addition to any other rights and remedies it may have, to specific performance and to a court order (without the posting of any bond) prohibiting me (and any others involved) from breaching this Employee Agreement. I consent to the jurisdiction and venue of any state or federal court located in Illinois for any suit involving this Employee Agreement.

               8.2 If a court decides that I have violated any provision of this Employee Agreement, then I agree to pay any reasonable court costs, attorneys' fees or litigation expenses incurred by Comdisco in enforcing this Employee Agreement. If I violate paragraph 4, 5 or 6 of this Employee Agreement, then the violated paragraph(s) will remain in force for one year after the violation ends. I understand that this Employee Agreement will be construed and enforced in accordance with Illinois law, without regard to its conflicts of law rules. If a court decides that any part of this Employee Agreement is not enforceable, then the rest of this Employee Agreement will not be affected. If a court decides that any part of this Employee Agreement is too broad, then the court may limit that part and enforce it as limited.

          9. Business Opportunities. I acknowledge that the foregoing restrictions will not unreasonably prevent me from obtaining gainful employment in my occupation or field of expertise, or otherwise cause me undue hardship. I agree that there are numerous other employment and business opportunities available to me in the geographic area reasonably near my place of residence that are not affected by these restrictions. I acknowledge that these restrictions do not disproportionately benefit Comdisco, and are reasonable and necessary in order to protect Comdisco's legitimate interests. I acknowledge that Comdisco will rely on these restrictions now and in the future in assigning duties and responsibilities to me. I agree to make this Employee Agreement known to any prospective employers before accepting new employment, and I understand that Comdisco may make this Employee Agreement known to such prospective employers or other persons.

          10.  Confidential Information of Third Parties.

               10.1 I confirm that I will not  disclose to  Comdisco,  or use in
                    Comdisco's  Business,  or cause or  induce  others to use in
                    Comdisco's Business, any information or materials that are confidential to any third party (including any of my prior employers and/or their customers) and that Comdisco does not otherwise have the right to use. Without limiting the foregoing, I have signed an agreement with this ______________________________________ (a current or prior employer) relating to confidential information. I (can/cannot) furnish Comdisco with a copy of this agreement.

               10.2 I will  comply,  and  do  all  things  necessary  to  permit
                    Comdisco to comply, with the laws and regulations of all governments under which Comdisco does business, and with the provisions of contracts between Comdisco and any such government or its contractors, or between Comdisco and any private contractors, that relate to intellectual property or the safeguarding of information, including the signing of any confidentiality agreements required in connection with the performance of my duties during my employment with Comdisco.

          11. Non-Violation of Other Restrictive Covenants. I confirm that my employment with Comdisco does not and will not violate any restrictive covenant or similar contractual provision (including, but not limited to, non-competition or non-solicitation obligations) that I may have agreed to or am bound by with any prior employer or other third party. I confirm that I have never been employed by or worked for SunGard Data Systems Inc. or any related entity.

          12.  Duties Upon Termination of Employment.

               12.1 I  acknowledge   that  my  termination  of  employment  with
                    Comdisco   shall  be  governed  by  the  provisions  of  the
                    Agreement.

               12.2 Upon the  termination  of my Comdisco  employment (or at any other time if so requested), I agree to promptly deliver to Comdisco all "Comdisco Materials," which include all assets, files, documents, business records, notes, designs, data, software, manuals, equipment, keys, credit cards, passwords, lists of Customers, and any other Comdisco-owned items of any nature (regardless of the medium in which they are contained and regardless of how they entered my possession or control) that are in my possession or control, including materials that contain or are derived from Confidential Information or Developments. I will retain no copies, excerpts or summaries of any Comdisco Materials, nor will I make arrangements to place any Comdisco Materials in the possession or control of another person or entity in advance of my termination.

               12.3 I understand  that my  responsibilities  regarding  Comdisco
                    Materials include an obligation to avoid undertaking or causing any "clean-up" activities that might result in the loss of information of value to Comdisco. I agree that I will not, in connection with or anticipation of the termination of my Comdisco employment, throw out any documents or other Comdisco Materials, nor will I attempt to delete, purge or clean out software files, e-mails or any other intangible items on computer that I utilize in connection with my work for Comdisco.

          13. Miscellaneous. (13.1) By signing this Employee Agreement and performing services for Comdisco, I will not, to the best of my knowledge, be violating any other contract, agreement or understanding to which I am a party. (13.2) Nothing in this Employee Agreement will be deemed to create, either expressly or by implication, a contract of employment for a specific period of time. (13.3) This Employee Agreement, together with the Agreement (including the Supplements thereto) represents my entire understanding with Comdisco on the subjects covered herein, and supersedes any prior understandings or agreements. This Employee Agreement may be changed only by a written agreement signed by an authorized Comdisco representative and me in accordance with the amendment procedures under the Agreement. (13.4) This Employee Agreement will benefit any successors or assigns of Comdisco, and will bind my heirs, estate and personal and legal representatives. This Employee Agreement is personal to me and I may not assign it. (13.5) If Comdisco waives my breach of this Employee Agreement, this will not constitute a waiver of any subsequent breaches. Any Comdisco waiver must be in writing and signed by an authorized Comdisco representative.

I ACKNOWLEDGE THAT I HAVE READ THIS EMPLOYEE AGREEMENT IN ITS ENTIRETY. I UNDERSTAND THAT THIS EMPLOYEE AGREEMENT IS LEGALLY ENFORCEABLE. I ACKNOWLEDGE THAT I HAVE HAD THE OPPORTUNITY TO CONFER WITH ANYONE OF MY CHOICE CONCERNING THIS EMPLOYEE AGREEMENT. BY SIGNING BELOW, I ACKNOWLEDGE THAT I AM ENTERING THIS EMPLOYEE AGREEMENT VOLUNTARILY AND INTEND TO BE BOUND BY IT.


EMPLOYEE'S SIGNATURE:  ___________________________


EMPLOYEE'S NAME:  Norman P. Blake, Jr.

EFFECTIVE AS OF:  February 27, 2001

                                  Supplement 3
                      Irrevocable Standby Letter of Credit

         IRREVOCABLE STANDBY LETTER OF CREDIT NUMBER ________

         BENEFICIARY
         The Executive identified in Annex 1 hereto

         APPLICANT
         Comdisco, Inc.
         6111 North River Road
         Rosemont, Illinois  60018
         Attention:  _________________

         AMOUNT
         Maximum of Five Million and no/100 U.S. Dollars
         (U.S. $5,000,000.00)


                                                                  July ___, 2001
Ladies and Gentlemen:

     Citibank, N.A. ("Issuer") hereby issues for the account of Comdisco, Inc., a Delaware corporation (the "Company" or the "Account Party"), for the benefit of the Executive identified in Annex 1, our Irrevocable Standby Letter of Credit No. ___________ (the "Letter of Credit") in an aggregate amount not in excess of Five Million Dollars ($5,000,000) (the "Stated Amount"). The Letter of Credit is effective immediately and expires at the close of business at the counters of our servicer, Citicorp North America, Inc. (the "Servicer"), 3800 Citibank Center, Building F First Floor, Tampa, Florida 33610, Attn: NATF Standby Department, on July ___, 2002 (the "Expiry Date"); provided, however, that the Expiry Date shall be automatically extended for one additional year on the first anniversary of this Letter of Credit and on each subsequent anniversary thereafter in a stated amount equal to the then "Available Credit" (as defined below) unless the Issuer has furnished to the Account Party and to the Executive not fewer than ninety (90) calendar days prior to any such anniversary, written notice that the Expiry Date of this Letter of Credit will not be extended beyond the then-current Expiry Date; provided further, if any date to which such Expiry Date is extended would not be a "Banking Day" (as defined below), then the date to which such Expiry Date is extended would instead be the Banking Day immediately preceding such anniversary date.

     The Issuer hereby irrevocably authorizes the Executive to draw under this Letter of Credit, in accordance with the terms and conditions hereinafter set forth, in one or more drawings, by the Executive's draft, drawn on the Issuer at the Servicer's office (by mail or messenger at Citicorp North America, Inc., 3800 Citibank Center, Building F First Floor, Tampa, Florida 33610, Attn: NATF Standby Department, Attention: NATF Standby Department) payable at sight on a Banking Day (such draft accompanied by the related Drawing Certificate (as defined below) and the Final Order described in clause (ii) below, collectively, a "Demand"), accompanied by (i) a written and completed drawing certificate (each a "Drawing Certificate") appropriately completed and signed by the Executive or the executor, guardian, conservator or other legal representative of the estate of the Executive in substantially the form attached hereto as Exhibit A, an amount equal to the face amount of such draft but not exceeding the "Available Credit" (as defined below), (ii) attaching and certifying a Final Order (as defined below) (certified by the clerk of the court issuing such Final Order), issued by the court having jurisdiction over the chapter 11 bankruptcy case of the Company, having the effect of approving (A) the assumption by the Company, as debtor-in-possession, of the Agreement (as defined in the Drawing
Certificate) pursuant to 11 U.S.C. ss.365, (B) the issuance of this Letter of Credit, (C) the Company's obligation (as an administrative priority under 11 U.S.C. ss.ss. 503(b) and 507(a)) under its letter of credit application and any other applicable documents to reimburse Issuer for any and all drawings under this Letter of Credit and all fees, costs, expenses, indemnities and other amounts owing at any time by the Company to Issuer in connection with this Letter of Credit and/or the related letter of credit application and other applicable documents, and (D) the Company's pledge of a first priority security interest in at least $5,250,000 of cash as security for the Company's reimbursement obligations as described in clause (ii)(C) above. As used herein, the term "Final Order" means an order or judgment of the bankruptcy court having jurisdiction over the Company's bankruptcy case or other court of competent jurisdiction, as entered on its docket, that has not been reversed, stayed, modified or amended, and as to which (i) the time to appeal, seek certiorari or move for reconsideration has expired and no appeal or petition for certiorari or motion for reconsideration, respectively, has been timely filed, or (ii) any appeal, any petition for certiorari or any motion for reconsideration that has been or may be filed has been resolved by the highest court (or any other tribunal having appellate jurisdiction over the order or judgment) to which the order or judgment was appealed or from which certiorari or reconsideration was sought. "Banking Day" means a day of the year on which banks are not required or authorized to close in New York, NY. If the Issuer receives such Demand at such office, all in conformity with the terms and conditions of this Letter of Credit, prior to 10:00 a.m. (New York time) on a Banking Day on or before the Expiry Date, the Issuer will make funds available hereunder in immediately available funds in accordance with the payment instructions in the Drawing Certificate not later than the third Banking Day following the Banking Day on which the Issuer shall have received such Demand. If the Issuer receives a Demand at such office, all in conformity with the terms and conditions of this Letter of Credit, on or after 10:00 a.m. (New York time) on a Banking Day prior to the Expiry Date, the Issuer will make funds available hereunder in immediately available funds in accordance with the payment instructions in the Drawing Certificate not later than the fourth Banking Day following the Banking Day on which the Issuer received such Demand. If a Demand made hereunder does not, in any instance, conform to the terms and conditions of this Letter of Credit, the Issuer shall promptly give the party executing such Demand telephonic notice that the purported Demand was not effected in accordance with the terms and conditions of this Letter of Credit and stating the reasons therefor. Upon being notified that the purported Demand for payment was not effected in accordance with this Letter of Credit, the person presenting such Demand may attempt to correct any such nonconforming Demand for payment if, and to the extent that, they are able to do so prior to the Expiry Date.

     The Stated Amount shall be permanently reduced by the amount of each drawing hereunder. The amount available to be drawn under this Letter of Credit at any time (the "Available Credit") shall be equal to the initial Stated Amount minus the sum of all Demands previously made and honored. The Executive agrees to deliver this Letter of Credit to the Issuer for annotation with the aggregate amount of drawings hereunder not more than ten (10) business days after receipt of a written request from the Issuer to so deliver the Letter of Credit.

     Payments made under this Letter of Credit pursuant to Exhibit A shall be made by the Issuer directly to the Executive at the place described in such Drawing Certificate.

     Any notice sent by the Issuer hereunder shall be deemed to have been furnished to the recipient thereof (a) when sent, if sent by telex or facsimile transmission, (b) when received at the address of such recipient, if sent by hand delivery, and (c) three (3) business days after the date sent, if sent by registered or certified mail, postage prepaid, in each case to the address of such recipient most recently furnished to the Issuer for purposes of this Letter of Credit (it being understood that the Issuer may conclusively rely on Annex I hereto, as amended from time to time, for the address of the Executive).

     This Letter of Credit is subject to the International Standby Practices 1998, International Chamber of Commerce Publication No. 590 ("ISP"), and as to matters not addressed thereby, shall be governed by the laws of the State of New York and applicable U.S. federal law.

     This Letter of Credit sets forth in full the Issuer's undertaking, and such undertaking shall not in any way be modified, amended, amplified or limited by reference to any document, instrument or agreement referred to herein, except only Drawing Certificates and drafts required herein and the ISP referred to herein; and any such reference shall not be deemed to incorporate herein by reference any document, instrument or agreement except such Drawing Certificates and drafts.

     The Issuer hereby agrees that all drafts drawn under and in compliance with the terms of this Letter of Credit will be duly honored by the Issuer upon delivery of such drafts and the certificates as herein specified if presented at the Issuer's office on or before the Expiry Date hereof.

                                                              CITIBANK, N.A.


                                                        By:_____________________
                                                       Its:_____________________

                                     ANNEX 1
                                       to
                        Letter of Credit No. ___________
                            issued by Citibank, N.A.

     The individual named below is the "Executive" referred to in such Letter of
Credit:

                                                                 Effective Date
         Name                   Address/Phone                     of Agreement

         Norman P. Blake, Jr.   11179 Estancia Way                 June 4, 2001
                                Carmel, Indiana  46032

                                    Exhibit A
                                       to
                                Letter of Credit

                PAYMENTS UNDER THE AGREEMENT DRAWING CERTIFICATE

                       [Date of Presentation for Drawing]

Citibank, N. A.
c/o Citicorp North America, Inc.
3800 Citibank Center, Building F First  Floor
Tampa, Florida 33610
Attn:  NATF Standby Department


     The undersigned is the Executive named in Annex 1 to Letter of Credit No. ____________ (the "Letter of Credit") issued by Citibank, N.A. ("Issuer") for the benefit of the Executive, or is the executor, guardian or conservator or other legal representative of the estate of the Executive. The undersigned hereby certifies, under penalty of perjury, that:

     1. The undersigned is drawing hereunder in the amount of $_____________. Such amount does not exceed the Available Credit under the Letter of Credit as now in effect.

     2. The Letter of Credit has not expired or terminated prior to the date hereof.

     3.   Such  amount  represents  _____________________________  and  is  due, payable, and has not yet been paid by Comdisco, Inc. (the "Company") to Norman P. Blake, Jr. pursuant to the terms of the employment agreement between Norman P. Blake, Jr. and the Company as amended and restated effective on June 4, 2001, including all Supplements (the "Agreement"). The amount which the undersigned is drawing hereunder does not exceed the amount which represents _________________________ under the Agreement which the Company has failed to pay.

     4. Attached is the Final Order (as defined in the Letter of Credit) (certified by the clerk of the court issuing such Final Order), issued by the court having jurisdiction over the chapter 11 bankruptcy case of the Company, having the effect of approving (A) the assumption by the Company, as debtor-in-possession, of the Agreement pursuant to 11 U.S.C. ss.365, (B) the issuance of this Letter of Credit, (C) the Company's obligation (as an administrative priority under 11 U.S.C. ss.ss. 503(b) and 507(a)) under its letter of credit application and any other applicable documents to reimburse Issuer for any and all drawings under this Letter of Credit and all fees, costs, expenses, indemnities and other amounts owing at any time by the Company to Issuer in connection with this Letter of Credit and/or related letter of credit application and other applicable documents, and (D) the Company's pledge of a first priority security interest in at least $5,250,000 of cash as security for the Company's reimbursement obligations as described in clause (C) above.

         Payment should be made to the undersigned at _________________________.

         Executed the ___ day of __________, _____.

         _________________________________________
         [Name of Executive or of the executor, guardian, conservator or other legal representative of the estate of Executive]

                                  Supplement 4
                     Replacement of Equity Incentive Value


     This Supplement 4 is attached to and forms a part of the employment agreement (the "Agreement") between Norman P. Blake, Jr. (the "Executive") and Comdisco, Inc. (the "Company") dated February 27, 2001, as amended on April 13, 2001, and as further amended and restated effective as of the Effective Date of the Agreement. The purpose of this Supplement 4 is to set forth the standards for achievement of the incentive compensation provided under paragraph 2(c)(i) of the Agreement.

     The proposed levels of achievement at Threshold, Target, High Objective, and Maximum have been designed to provide an incentive to the Executive to serve the dual constituencies of the Company's creditors and shareholders. Achievement of Target levels for both the Services and the Leasing operations shall result in total incentive compensation of $9.6 million payable in accordance with the provisions of paragraph 2(c)(i) of the Agreement.

     The $9.6 million or a portion thereof described in paragraph 2(c)(i) of the Agreement shall be paid pursuant to the terms of paragraph 2(c)(i) of the Agreement, upon the consummation of (1) sales of the assets of the Services operation and/or (2) sales of all or a "Substantial Portion" (as defined below) of the "Net Leased Assets" (as defined below) of the Leasing operation, contingent upon the achievement by the Executive of the following Threshold, Target, High Objective and Maximum goals in conjunction therewith; provided, however, that in no event shall the aggregate amounts payable with respect to both operations hereunder exceed $9.6 million, excluding "Andersen Fees" and any fees, costs, and expenses associated with Andersen's determination of any Dispute, as such terms are defined in paragraph 2(c)(i) of the Agreement; and further provided that only those sales which occur pursuant to a legally binding contract entered into while the Executive is employed by the Company and which are consummated on substantially the terms set forth in that contract (regardless of whether or not such sales are consummated while the Executive is employed by the Company) shall be treated as "sales" under this Supplement 4.

     The tables below for (1) the sales of the assets of the Services operation and (2) the sales of all or a Substantial Portion of the Net Leased Assets of the Leasing operation, set forth Threshold, Target, High Objective and Maximum goals respectively for each of these operations of the Company. Incentive compensation as set forth below shall be paid for either of the operations at such time as a sale or aggregate sales for such operation equal or exceed Threshold levels for such operation. With respect to each operation, as amounts are received and cumulate in conjunction with the consummation of a sale or aggregate sales at or above Threshold level, amounts of incentive compensation incrementally appropriate to the corresponding amounts set forth in the following tables shall become immediately due and payable when and as each such transaction occurs, or in the case of attaining or exceeding Threshold, when the first such transaction that attains or exceeds Threshold occurs. In the event any assets of the Services operation or the Leasing operation are sold through a stock sale, such a stock sale shall be treated as a direct sale of assets, which shall include gross sales price and any liabilities assumed by the purchaser of such stock.

     For purposes of any sale of assets of the Services operation or the Leasing operation, "Sales Price" shall mean the gross sales proceeds payable with respect to such sale plus the value of any liabilities assumed by the purchaser with respect to such sale. Sales Price as defined herein shall not be reduced by any escrow or holdback amounts or other potential reductions in sales price for any purpose including but not limited to, employee retention, contract renewals, clawback amounts, taxes, or contingent liabilities of the Company, specified in any asset purchase agreement or stock purchase agreement which would result in reimbursements to or discounts for the asset or stock purchaser, or any adjustments as specified in the representations, warranties, or covenants of any asset purchase agreement or stock purchase agreement.

     Sales of the assets of the Services operation at the following Sales Prices shall result in the corresponding incentive compensation amounts:

       ---------------- ------------------- -----------------------------------
                             SALES PRICE           INCENTIVE COMPENSATION
       ---------------- ------------------- -----------------------------------
       ---------------- ------------------- -----------------------------------
       THRESHOLD           See Appendix A           $2 Million
       ---------------- ------------------- -----------------------------------
       ---------------- ------------------- -----------------------------------
       TARGET              See Appendix A           $4 Million
       ---------------- ------------------- -----------------------------------
       ---------------- ------------------- -----------------------------------
       HIGH OBJECTIVE      See Appendix A           $5 Million
       ---------------- ------------------- -----------------------------------
       ---------------- ------------------- -----------------------------------
       MAXIMUM             See Appendix A           $6 Million
       ---------------- ------------------- -----------------------------------


     The sale of all or a Substantial Portion of the Net Leased Assets at a Sales Price which represents the following percentage of Book Value (BV) of the Net Leased Assets sold shall result in the corresponding incentive compensation amounts listed in the table below. If less than a Substantial Portion but 25% or more ("Significant Portion") of the Net Leased Assets are sold at a Sales Price which represents the percentage of Book Value (BV) of the Net Leased Assets sold as listed in the table below, then the incentive compensation would be the incentive compensation amounts corresponding to the percentage of Book Value
(BV) of the Net Leased Assets sold multiplied by a fraction, the numerator of which shall be the percentage of Net Leased Assets sold and the denominator of which shall be 50%. If there are sales of Net Leased Assets subsequent to a sale of either a Significant Portion or Substantial Portion of the Net Leased Assets, the incentive compensation based upon the portion and the percentage of the Book Value of the Net Leased Assets sold in all aggregate sales shall be determined and, if the amount so determined exceeds the prior amount of incentive compensation determined, such excess shall be paid in accordance with paragraph 2(c)(i), and if the amount of incentive compensation is equal to or less than the amount of incentive compensation determined, no adjustment or further payout of incentive compensation shall be made with respect to such sale:

       ---------------- ------------------- -----------------------------------
                              % of BV              INCENTIVE COMPENSATION
       ---------------- ------------------- -----------------------------------
       ---------------- ------------------- -----------------------------------
       THRESHOLD           See Appendix B           $2,800,000
       ---------------- ------------------- -----------------------------------
       ---------------- ------------------- -----------------------------------
       TARGET              See Appendix B           $5,600,000
       ---------------- ------------------- -----------------------------------
       ---------------- ------------------- -----------------------------------
       HIGH OBJECTIVE      See Appendix B           $6,975,000
       ---------------- ------------------- -----------------------------------
       ---------------- ------------------- -----------------------------------
       MAXIMUM             See Appendix B           $8,400,000
       ---------------- ------------------- -----------------------------------


     For purposes of this Supplement 4, "Substantial Portion" shall mean a sale or sales of Net Leased Assets representing 50% or more of the Book Value of the Net Leased Assets.

     For purposes of this Supplement 4, "Net Leased Assets" shall mean all leasing assets excluding telecommunications Company leases and other impaired leases, delinquencies in excess of sixty (60) calendar days, assets involved in bankruptcy or litigation, assets leased to Lucent Technologies, Inc., and the Company's accounts receivable and notes receivable.

     For purposes of this Supplement 4, "Book Value" of the Net Leased Assets sold shall be the book value of such Net Leased Assets as of the date of sale determined in accordance with generally accepted accounting principles applied consistently in accordance with the prior practices of the Company.

     Notwithstanding the Tax Increase and Tax Reduction provisions of paragraph 2(c)(i), in no event shall the Company be liable under paragraph 2(c)(i) for incentive compensation in excess of $9.6 million or such lesser amount earned in accordance with the provisions of this Supplement 4, excluding the Andersen Fees and any fees, costs, and expenses associated with Andersen's determination of any Dispute (as defined in paragraph 2(c)(i)). If the aggregate payments hereunder would be in excess of $9.6 million, the total (which excludes "Andersen Fees" and any fees, costs, and expenses associated with Andersen's determination of any Dispute, as such terms are defined in paragraph 2(c)(i) of the Agreement) shall be reduced to $9.6 million.

     If amounts determined above for either of the two operations are received at points in between Threshold and Target, Target and High Objective, or High Objective and Maximum, linear interpolation shall be used to derive the amount of incentive compensation between Threshold and Target, Target and High Objective, or High Objective and Maximum respectively.

Comdisco, Inc. and Subsidiaries                                    Exhibit 11.00
Debtor-In-Possession
COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
(in millions except per share data)

Average shares used in computing earnings (loss) per common and common equivalent share were as follows:


                                                              Three Months          Nine Months
                                                                  ended                ended
                                                                 June 30,             June 30,
                                                              2001       2000      2001     2000
                                                          ---------  ---------  -------- --------

Average shares outstanding--basic                              152        151       152       152
Effect of dilutive options                                      --         10         2        10
                                                          ---------  ---------  --------  --------
Average shares outstanding--diluted                            152        161       154       162
                                                          =========  =========  ========  ========
Net earnings (loss) to common stockholders               $    (164) $      17  $   (130) $    101
                                                          =========  =========  ========  ========

Net earnings (loss) per common share:
 Earnings (loss) per common share-basic:
    Earnings (loss) from continuing operations           $   (1.10) $     .33  $   (.62) $   1.01
    Earnings (loss) from discontinued operations               .02       (.22)     (.25)     (.35)
    Cumulative effect of change in accounting
      principle                                                 --         --       .01        --
                                                          ---------  ---------  --------  --------
                                                         $   (1.08) $     .11  $   (.86) $    .66
                                                          =========  =========  ========  ========

  Earnings (loss) per common share-diluted:
    Earnings (loss) from continuing operations           $   (1.10) $     .31  $   (.62) $    .95
    Earnings (loss) from discontinued operations               .02       (.21)     (.25)     (.33)
    Cumulative effect of change in accounting
      principle                                                 --         --       .01        --
                                                          ---------  ---------  --------  --------
                                                         $   (1.08) $     .10  $   (.86) $    .62
                                                          =========  =========  ========  ========

In accordance with Statement of Financial Accounting  Standards  No.128-Earnings
Per Share, no potential common shares (the assumed exercise of stock options) are included in the computation of any diluted per share amount when a loss from continuing operations exists.

