Form 10-K
period 2001-09-30
COMDISCO INC
filed 2002-01-11
CIK 722487

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
                  For the fiscal year ended September 30, 2001

                                       or

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
          For the transition period from ______________ to ___________

                          Commission file number 1-7725
                                 COMDISCO, INC.
                   (DEBTOR-IN-POSSESSION AS OF JULY 16, 2001)
                            (a Delaware Corporation)
                              6111 North River Road
                            Rosemont, Illinois 60018
                            Telephone (847) 698-3000
                I.R.S. Employer Identification Number 36-2687938
           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
          Titles of each class                       on which registered
          --------------------                       -------------------
Comdisco  Stock                                  New York Stock Exchange
$.10 par value                                   Chicago Stock Exchange, Inc.
Common Stock Purchase Rights--                   New York Stock Exchange
 Series C Junior Participating Preferred         Chicago Stock Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  XX    No
                                       ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Comdisco Stock held by nonaffiliates of the Registrant as of December 1, 2001 was approximately $39,000,000. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. As of September 30, 2001, there were 150,558,942 shares of the Registrant's Comdisco Stock, $.10 par value, outstanding. No other series of common stock of the Registrant has been issued.

THIS FORM 10-K IS BEING DISTRIBUTED TO STOCKHOLDERS IN LIEU OF A SEPARATE ANNUAL REPORT.

Comdisco, Inc. and Subsidiaries

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I.

FORWARD-LOOKING STATEMENTS ................................................   3

Item  1. Business:
           General Development of Business ................................   3
           Risk Factors ...................................................   7
           Financial Information about Industry Segments ..................  12
           Narrative Description of Business ..............................  12
           Financial Information About Foreign and
            Domestic Operations and Export Sales ..........................  16
Item  2. Properties .......................................................  18
Item  3. Legal Proceedings ................................................  18
Item  4. Submission of Matters to a Vote of Security Holders ..............  19

                                    PART II.

Item  5. Market for the Registrant's Common Equity and Related Stockholder
          Matters .........................................................  20
Item  6. Selected Financial Data ..........................................  22
Item  7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................  23
Item 7A. Quantitative and Qualitative Disclosures About Market Risk .......  35
Item  8. Financial Statements and Supplementary Data ......................  37
Item  9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ............................................  76

                                    PART III.

Item 10. Directors and Executive Officers of Registrant ...................  77
Item 11. Executive Compensation ...........................................  81
Item 12. Security Ownership of Certain Beneficial Owners and Management ...  87
Item 13. Certain Relationships and Related Transactions ...................  89

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K ..  90

SIGNATURES ................................................................  91

INDEX TO EXHIBITS .........................................................  92

PART I.

                           FORWARD-LOOKING STATEMENTS

The company believes that certain statements in this Annual Report on Form 10-K, including "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and in the future filings by the company with the Securities and Exchange Commission and in the company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead," "is confident," "should be," "will," "predicted," "believe," "plan," "intend," "estimates," "likely," "expect" and "anticipate" and similar expressions identify forward-looking statements.

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

The company's actual revenues and results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Risk Factors". As a result of these and other factors, in some future quarter the company's operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of the company's common stock and other securities would likely be materially and adversely affected. Many of the factors that will determine results of operations are beyond the company's ability to control or predict.

ITEM 1. BUSINESS

A. GENERAL DEVELOPMENT OF BUSINESS

                                    OVERVIEW

During fiscal 2001, Comdisco, Inc. (with its subsidiaries, the "company" or "Comdisco") provided technology services worldwide to help its customers maximize technology functionality, predictability and availability, while freeing them from the complexity of managing their technology. The company offered leasing to key vertical industries, including semiconductor manufacturing and electronic assembly, healthcare, telecommunications, pharmaceutical, biotechnology and manufacturing. Through Comdisco Ventures group, the company provided equipment leasing and other financing and services to venture capital backed companies. In fiscal 2001, the company's operations were organized into three groups of businesses: Leasing, Services and Comdisco Ventures group. In the first quarter of fiscal 2001, the company has sold substantially all of the assets previously included under the Services group and is evaluating bids for certain of the remaining portion of these assets. See "SALE OF ASSETS AND DISCONTINUANCE OF CERTAIN SERVICES BUSINESSES". Additional information about each of the business groups is included later in this section.

As discussed in greater detail below, significant changes in the company occurred in fiscal 2001. In response to significant liquidity and credit rating issues arising in the third quarter of fiscal 2001, newly elected senior management of the company conducted an evaluation of the company's business, operations, financial condition and results of operations. As a result of such evaluation, the company determined to draw down approximately $880 million under its credit lines, ceased funding new transactions in its Comdisco Ventures group and significantly reduced funding for new leases and remarketing transactions in its Leasing business. In addition, the company began a process to seek a sale of the company as a whole or one or more of the company's business lines. On July 16, 2001, the company and fifty of its domestic U.S.

subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. On November 15, 2001, the company completed the sale of its Availability Solutions business to SunGard Data Systems Inc. See "SALE OF ASSETS AND DISCONTINUANCE OF CERTAIN SERVICES BUSINESSES".

The company was founded in 1969 and incorporated in Delaware in 1971. The executive offices of the company are located in the Chicago area, at 6111 North River Road, Rosemont, Illinois, 60018, and its telephone number is (847) 698-3000.

                             BANKRUPTCY PROCEEDINGS

On July 16, 2001, the company and fifty of its domestic U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 (the "Filing") of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court") (Case No. 01-24795). The company's subsidiaries located outside of the United States are not included in the petitions.

As a debtor-in-possession, the company is authorized to continue to operate its businesses, but may not engage in transactions outside the ordinary course of business, without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing. Pursuant to the automatic stay provisions of the Bankruptcy Code, all actions to collect pre-petition indebtedness of the Debtors, as well as most other pending litigation against the Debtors, are stayed absent an order of the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to the approval of the Bankruptcy Court and certain other conditions, to reject pre-petition executory contracts or unexpired leases.

The Bankruptcy Court has approved payment of certain pre-petition liabilities, such as employee wages, vacation pay and benefits, sales and use taxes, and certain trade payable and other claims. Accordingly, these amounts have been paid or are included in the appropriate liability captions in the consolidated balance sheets. In addition, the Bankruptcy Court has approved for the retention of legal and financial professionals to advise the company in the bankruptcy proceedings.

An official committee of unsecured creditors' representing unsecured creditors to the company and an equity committee representing common stockholders of the company have been appointed by the United States Trustee. The official committees and their legal representatives have a right to be heard on all matters that come before the Bankruptcy Court, and are the primary entities with which the company will negotiate the terms of a plan of reorganization. The Bankruptcy Court recently granted the company an extension to March 15, 2002, the date by which the company has the exclusive right to file a plan of reorganization and an extension to May 15, 2002, the date by which the company has the exclusive right to solicit acceptances for that plan. If the Debtors fail to file a plan of reorganization during such period or any further extension thereof, or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may propose their own plan(s) of reorganization for the Debtors.

In August, 2001, the Bankruptcy Court approved the company's $450 million senior secured Debtor-In-Possession financing facility ("DIP facility") led by Citibank, N.A. as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, and Heller Financial, Inc. as Documentation Agent. The DIP facility is secured by substantially all of the assets of the company's bankrupt estates. $100 million of the DIP facility has been reserved specifically to support international operations. As of the date of this filing, the company has not had and does not expect to have any cash borrowings under the DIP facility, and is currently evaluating its need to maintain the DIP facility on a going-forward basis.

The company presently intends to reorganize its business and restructure the company's liabilities through a plan or plans of reorganization to be filed with the Bankruptcy Court. The company has retained Arthur Andersen LLP and Rothchild, Inc., as corporate restructuring advisors, to assist it in planning and implementing a reorganization plan(s) to maximize the value of the Debtors. As part of this reorganization effort, the company sold the assets of its Availability Solutions business and is currently negotiating the sale of its North American IT CAP business (see below "SALE OF ASSETS AND DISCONTINUANCE OF CERTAIN SERVICES BUSINESSES"). As part of its restructuring efforts, the company also has evaluated and continues to evaluate opportunities for the sale of some or all of the assets of its Leasing business; however, the Board of Directors of the company has determined that, based on the bids received during the auction process to date, it is not presently inclined to accept any of the initial bids submitted in the Bankruptcy Court auction process since it believes that greater value may be achieved through reorganization rather than sale of the Leasing business at the current bid amounts. The company has provided qualified bidders with the opportunity to provide additional bids for the Leasing business assets, and will continue to evaluate the opportunities available to sell any or all of these assets (see below "STATUS OF LEASING AND VENTURES BUSINESSES" and see "RISK FACTORS - POTENTIAL SALE OF ASSETS and THE COMPANY MAY BE UNABLE TO MAINTAIN AND/OR INCREASE EARNINGS CONTRIBUTIONS FROM LEASING").

Currently, it is not possible to predict with certainty the length of time the company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings, or the effect of the proceedings on the business of the company or on the interests of the various creditors and security holders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the company's common stock in the bankruptcy proceedings, and the value of the equity represented by that stock could be substantially diluted or cancelled.

See Note 1 of the Notes to the Consolidated Financial Statements, which is incorporated in this section by this reference, for more information about the Filing.

                 DEFAULT UNDER CREDIT FACILITIES AND SENIOR DEBT

On April 3, 2001, the company drew down approximately $880 million under its existing committed domestic and foreign lines of credit for general corporate purposes, including the retirement of commercial paper obligations as they became due. The committed facilities involved in the transaction include the $550 million global credit facility and the $525 million multi-option facility. These loans bore interest rates ranging from 5.91% to 5.99% at September 30, 2001. As a consequence of the Filing, the company and the Debtors have ceased making principal or interest payments under these facilities, and are therefore, in default. No payments of principal or interest relating to the Debtors' unsecured debt obligations can be made without Bankruptcy Court approval. Nondebtor subsidiaries continue to make principal and interest payments on their debt obligations under these facilities.

In addition, as a consequence of the non payment resulting from Filing, the company is in default under each of the following indentures governing the company's medium-term and other senior notes issued under those indentures:
Indenture dated as of June 15, 1992, between the company and Citibank, N.A., as trustee; the Indenture dated as of April 1, 1988, between the company and Chemical Bank, as trustee; the Indenture dated as of January 1, 1990, between the company and Chemical Bank, as trustee; the Indenture dated as of February 1, 1995, between the company and HSBC Bank USA, as successor trustee to Chase Manhattan Bank (as successor in interest to The Fuji Bank and Trust Company); the Indenture dated as of December 15, 1998, between the company and HSBC Bank USA, as successor trustee to Chase Manhattan Bank (as successor in interest to The Fuji Bank and Trust Company); and the Indenture dated September 15, 1999, between the company and SunTrust Bank, as trustee.

The committed lines and senior notes are more fully discussed in Notes 10 and 11 of the Notes to the Consolidated Financial Statements, which are incorporated by reference.

                           CHANGES IN MANAGEMENT TEAM

In December, 2000, Nicholas K. Pontikes, who had served as President and Chief Executive Officer of the company since January, 1999, resigned from the aforementioned positions. Philip A. Hewes, who had served as Senior Vice President of the company since 1992, was elected President and Chief Executive

Officer of the company in December, 2000 and served in that capacity until February, 2001. Norman P. Blake became Chairman of the Board, President and Chief Executive Officer of the company in February, 2001.

In July, 2001, John Vosicky, who had served as Executive Vice President and Chief Financial Officer of the company since 1994, David Keenan who had served as Senior Vice President of the company and Controller since January, 1997 and Edward A. Pacewicz who had served as Vice President and Treasurer of the company since 1995, resigned from those positions.

In July, 2001, Michael A. Fazio became Executive Vice President and Chief Financial Officer of the company. In September, 2001, Mr. Fazio was named President and Chief Operating Officer of the company and Ronald C. Mishler was named Senior Vice President and Chief Financial Officer of the company.

In June, 2001, Jeremiah M. Fitzgerald, Senior Vice President, Chief Legal Officer and Secretary, resigned from those positions. In June 2001, Robert E. T. Lackey was elected to the position of Senior Vice President, Chief Legal Officer and Secretary of the company.

In August, 2001, the Bankruptcy Court approved written executive employment agreements with Messrs. Blake and Fazio.

        SALE OF ASSETS AND DISCONTINUANCE OF CERTAIN SERVICES BUSINESSES

On November 15, 2001, the company completed the sale of its Availability Solutions business (see "Narrative Description of Business" below) to SunGard Data Systems Inc. ("SunGard") for $825 million in cash (plus approximately $25 million in cash for estimated working capital received in excess of agreed-upon levels) which may be subject to an adjustment pursuant to the sale agreement. The terms of the sale were arrived at pursuant to a formal auction process approved by the Bankruptcy Court.

The sale included the purchase of assets of the U.S. operations of the Availability Solutions business and the stock of its subsidiaries in the United Kingdom, France and Canada. The sale excluded the purchase of the stock of subsidiaries in Germany and Spain, as well as other identified assets, including Network Services and the IT CAP business.

As of the date of this filing, the company is currently negotiating the sale of its North American IT CAP business as part of its restructuring effort.

In fiscal 2001, the company discontinued its network services consulting business. See " NARRATIVE DESCRIPTION OF BUSINESS" below.

As a result of these asset sales and the discontinuance of these businesses, the company has exited substantially all of its Services businesses with the exception of its European IT CAP business and remaining Network Services business. The company has decided to exit its Availability Solutions businesses in Germany and Spain in fiscal 2002.

                    STATUS OF LEASING AND VENTURES BUSINESSES

Since May 2001, the company has devoted a substantial amount of resources to the process of developing and evaluating opportunities to sell some or all of the assets of its Leasing business, including a bidding process approved by the Bankruptcy Court. On December 16, 2001 the Board of Directors of the company determined that, based on the bids received during the auction process to date, it is not presently inclined to accept any offers for the Leasing business assets since it believes that greater value may be achieved through reorganization rather than sale of the Leasing business. Notwithstanding this determination, after consultation with the creditors' and equity committees and prior to making any final decision, the company offered all qualified bidders a final additional opportunity to submit sealed bids by January 7, 2002. As of the date of this filing, the company is evaluating the latest bids received for the assets of the Leasing business.

Comdisco Ventures group continues to fund contractual financing commitments in place as of July 16, 2001. Since the second quarter of fiscal 2001, Comdisco Ventures group has not actively sought new commitments, and the company does not anticipate pursuing new commitments.

                              WORKFORCE REDUCTIONS

In December, 2001 as part of an on-going cost reduction program, the company reduced its then outstanding workforce by 128 positions, or approximately 10%. The company had previously reduced its workforce by 96 positions in January, 2001 and 250 positions in May and July 2001.

                               NYSE LISTING STATUS

In November, 2001, the company was notified by the New York Stock Exchange
(NYSE) that the company no longer met the requirements for listing on the NYSE because its Comdisco stock had traded below $1.00 for thirty consecutive trading days. Accordingly, the company's Comdisco stock may be subject to delisting by the NYSE. The company notified the NYSE that it will develop its reorganization plan following the completion of an auction process pending in the Bankruptcy Court.

                                  RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones the company confronts. Additional risks and uncertainties not presently known to it or that it currently deems immaterial also may impair the company's business operations and prospects of reorganization. If any of the following risks actually occurs, the company's business, financial condition, operating results and prospects for reorganization could be materially adversely affected.

UNCERTAINTIES RELATING TO BANKRUPTCY PROCEEDINGS

The company's future results is dependent upon successfully obtaining approval for any proposed asset sales and confirming and implementing a plan or plans of reorganization. The company has not yet submitted such plan or plans to the Bankruptcy Court for approval and cannot make any assurance that it will be able to submit and obtain confirmation of any such plan or plans in a timely manner. Failure to confirm a plan or plans in a timely manner could adversely affect the company's operating results, as the company's ability to obtain financing to fund its operations and its relations with its customers may be harmed by protracted bankruptcy proceedings. Moreover, even following confirmation, consummation and implementation of a plan or plans of reorganization, the company's operating results may be harmed by the possible reluctance of prospective lenders and customers to do business with a company that recently emerged from bankruptcy proceedings.

Currently, it is not possible to predict with certainty the length of time the company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the company or on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the company in the bankruptcy proceedings, and the value of the equity represented by that stock could be substantially diluted or cancelled.

Parties to executory contracts may, under certain circumstances, file motions with the Bankruptcy Court to require the company to assume or reject such contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., real property leases). Unless otherwise agreed, the assumption of a contract will require the company to cure all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Filing, giving the other party to the contract a right to assert a general unsecured claim for damages arising out of the breach. Additional liabilities subject to the proceedings may arise in the future as a result of the rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the company is unable to project the magnitude of such claims with any degree of certainty.

 The potential adverse publicity associated with the Filing and the resulting uncertainty regarding the company's future prospects may hinder the company's ongoing business activities and its ability to operate, fund and execute its business plan by (i) impairing relations with existing and potential customers;
 (ii) negatively impacting the ability of the company to attract, retain and compensate key executives and associates and to retain employees generally;
 (iii) limiting the company's ability to obtain trade credit; (iv) and impairing present and future relationships with vendors and service providers.

 The company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on the results of operations.

 The unsecured creditors committee and equity committee appointed in the bankruptcy proceedings have the right to be heard on all matters that come before the Bankruptcy Court. There can be no assurance that these committees will support the company's positions in the bankruptcy proceeding or the plan(s) of reorganization once proposed, and disagreements between the company and these committees could protract the bankruptcy proceedings, could negatively impact the company's ability to operate during bankruptcy and could delay the company's emergence from bankruptcy.

 Certain additional risk factors associated with the reorganization include, but are not limited to, the following: potential adverse developments with respect to the company's liquidity, results of operations or ability to continue as a going concern; Bankruptcy Court approval of the motions prosecuted by the company from time to time; the availability of exit financing to facilitate emergence from Chapter 11 pursuant to a plan of reorganization; uncertainties with respect to continued public trading in the company's securities; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the company to propose and confirm one or more plans of reorganization; for the appointment of a Chapter 11 trustee or to convert the company's cases to Chapter 7 cases for the liquidation of its businesses; and the ability of the company to reduce its workforce and related expenses and to achieve anticipated cost savings.

POTENTIAL SALE OF ASSETS

In connection with the development of alternative plans of reorganization, the company will evaluate any and all proposals to maximize the value of all the company's stakeholders, including the sale of certain of its remaining business lines. On November 15, 2001, the company completed the sale of its Availability Solutions business to SunGard, following an auction authorized by the Bankruptcy Court. The company also has devoted substantial resources to develop and evaluate opportunities to sell some or all of the assets of its Leasing business, including conducting a bidding process approved by the Bankruptcy Court. The Board of Directors of the company, based on its evaluation of an initial round of bids received in the auction, announced that, based on the bids received during the auction process to date, it is not presently inclined to accept any of the bids for the Leasing business assets, and its belief that greater value may be achieved through reorganization rather than sale of the Leasing business. Notwithstanding this announcement, the Board of Directors provided qualified bidders with the opportunity to provide additional bids for the assets of the Leasing business. The company will continue to evaluate bids received, although there can be no assurance that any sale will occur. Whether or not greater value can be achieved through reorganization depends upon a number of factors not under the control of the Board of Directors, including, feasibility of the reorganization plan and timely confirmation of the plan, adequate access to liquidity sources, continued availability of employees with knowledge of and experience in the Leasing business, and the impact of the Filing on the Leasing business. There can be no assurance that the company will be able to consummate such asset sales or that any asset sales will be at or greater than the current net book value of such assets.

THE COMPANY'S LIQUIDITY IS DEPENDENT ON A NUMBER OF FACTORS

The company's liquidity generally depends on cash provided by operating activities. The company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, capital restrictions limiting new leasing business, timely payment by its customers, global economic conditions, control of operating costs and expenses and the ability of the company to dispose of the securities held by Comdisco Ventures group. The ability of the company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors) and the continued appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the company's ability to comply with any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases, (ii) the ability of the company to maintain adequate cash on hand,
(iii) the ability of the company to continue to generate cash from operations,
(iv) confirmation of a plan of reorganization under the Bankruptcy Code and the terms of such plan, (v) ability of the company to attract, retain and compensate key executives and associates and to retain employees generally and (vi) the company's ability to achieve profitability following such confirmation. The company's current liquidity is substantial given the protection from creditors provided by the Filing and cash collections on existing assets have significantly exceeded the amount of new investments in leasing assets since the Filing. As of the date of this filing, the company's cash balances exceeded $1.5 billion.

THE COMPANY MAY BE UNABLE TO MAINTAIN AND/OR INCREASE EARNINGS CONTRIBUTIONS FROM LEASING

Since May 2001, the company has devoted substantial resources in seeking a buyer for all of parts of the company and, since July, 2001, in support of the ongoing auction process authorized by the Bankruptcy Court relating to the possible sale of some or all of the assets of its Leasing business to the detriment of ongoing operation of that business. This process is continuing. Should the Board of Directors ultimately determine to retain the assets of the Leasing business and to operate that business as part of the plan of reorganization, the company must overcome the effects of the limited operations of the Leasing business during this period. This effort will require offering new incentives to the remaining employees of the Leasing business, attracting and retaining additional employees with leasing experience, rebuilding relationships with current customers and vendors and re-establishing the company's primary business as a technology leasing business. There can be no assurance that the company will be able to accomplish these tasks and operate the Leasing business successfully.

Complicating these tasks, the company's ability to increase leasing volume will be limited by the company's continuing need to focus on managing its liquidity and risk positions.

Further, the slow down in economic growth has resulted in companies either reducing their capital budgets, or delaying equipment upgrades and enhancements.

REMARKETING RESULTS ARE UNCERTAIN

Quarterly operating results depend substantially upon remarketing transactions, which are difficult to forecast accurately. Earnings contributions from remarketing activities have declined in each of the last four fiscal quarters and in fiscal 2001 compared to fiscal 2000. The general economic slowdown and particularly the decrease in corporate technology equipment spending have had a negative impact on the equipment values and remarketing results. The decrease can also be attributed to the company's efforts to maximize, in the short run, cash flows from its current lease base instead of remarketing equipment through the origination of a new or extended lease. Sharply reduced leasing volume in fiscal 2001 will also have a negative effect on remarketing revenues in the future as the company will have fewer assets to remarket. In addition, uncertainty created by the company's liquidity situation and Filing also negatively impacted the company's remarketing activities. This trend is expected to continue as the company's commitment of resources to the reorganization process has and will continue to substantially affect the current operation of its Leasing business, and in turn the company's opportunities for remarketing. While remarketing activity continues to be an important component of quarterly earnings in the near and long term, because of the size of the company's lease portfolio, there can be no assurance that the company will be able to increase its remarketing activities above or maintain them at current levels or that the uncertainties with the company's current financial condition and the Filing will not continue to have a negative impact on remarketing.

THE COMPANY IS AFFECTED BY PRODUCT AND MARKET DEVELOPMENT

The markets for the company's principal products are characterized by rapidly changing technology, frequent new product announcements and enhancements, evolving industry standards and customer demands and declining prices. Failure to anticipate or adapt to new technological developments or to recognize changing market conditions could adversely affect the company's business, including its lease volume, leasing and remarketing revenue and earnings contributions. The success of the company's Leasing business is dependent on several factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of the company's competitors and market acceptance.

THE COMPANY'S INVESTMENTS IN THE COMMUNICATIONS INDUSTRY MAY CAUSE BUSINESS AND FINANCIAL RESULTS TO SUFFER

The company's communications industry customers are generally companies with accumulated net deficits and extensive liquidity requirements. To the extent that these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to execute their business plans, there could be an increase in the company's credit losses above historical levels for businesses in the communications industry. The communications industry has been severely affected by the current economic downturn. There can be no assurance that this industry will ever rebound to levels seen prior to the economic downturn.

CURRENT ECONOMIC CONDITIONS HAVE MADE IT DIFFICULT FOR COMDISCO VENTURES GROUP TO TIMELY REALIZE ON CURRENT INVESTMENTS AND HAVE ADVERSELY AFFECTED THE ABILITY OF COMDISCO VENTURES GROUP CUSTOMERS TO TIMELY MEET THEIR OBLIGATIONS TO THE COMPANY

The company, through its Comdisco Ventures group, has leased equipment to, made loans to and equity investments in various privately held companies. These companies typically are in an early stage of development with limited operating histories and limited or no revenues and may be expected to incur substantial losses. Further, the current slowdown in economic growth has and could continue to materially affect these companies. Accordingly, investments in these companies may not result in any return and the company may lose its entire investment and/or principal balance.

Many of the companies to which Comdisco Ventures group provided venture financing are dependent on third parties for liquidity. The significant change in the availability of funds has had, and may continue to have, a material impact on the company's customer base as well as, the fair market value of its equity instruments and credit risk on its debt instruments and commitments for further financing. If more of these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to execute their business plans, there could be an increase in the company's credit losses. Further, increases in credit losses during fiscal 2001 indicate that there is an increasing number of companies in the

Comdisco Ventures group portfolio that are currently experiencing or will be experiencing liquidity shortfalls in the near term. Early-stage companies, unable to obtain additional financing, are reducing overhead or closing down completely. Management has an on-going business and portfolio review process intended to identify problem companies within Comdisco Ventures group financing portfolio. To the extent there are revisions in management's estimates, the company's operating results and financial condition could be materially adversely affected.

Current economic conditions also have adversely affected the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of Comdisco Ventures group's portfolio. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected the ability of the company to dispose of the equity securities and the value of those securities on the date of sale. Exacerbating these conditions is the fact that the equity instruments held by the company are subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the company is unable to dispose of its equity securities. As a result, Comdisco Ventures group may not be able to generate gains or receive proceeds from the sale of equity holdings and the company's business and financial results may suffer. For those securities without a public trading market, the realizable value of Comdisco Ventures group's interests may prove to be lower than the carrying value currently reflected in the financial statements.

Additionally, given the company's current financial condition, it has determined not to make new commitments through its Comdisco Ventures group.

IMPACT OF INTEREST RATES AND FOREIGN EXCHANGE

Changes in interest rates and foreign exchange rates affect the fair market value of the company's leased assets. Decreases in interest rates will positively impact the value of the company's assets and the strengthening of the dollar will negatively impact the value of our net foreign assets. As a result of the Filing, the company will not accrue for or pay any interest on any of its unsecured debt while in bankruptcy unless it is probable that it will be an allowed claim. Nondebtor subsidiaries continue to accrue for and make interest payments on their debt obligations.

OPERATING RESULTS ARE SUBJECT TO QUARTERLY FLUCTUATIONS

The company's operating results are subject to quarterly fluctuations resulting from the factors discussed above.

DISCONTINUED OPERATIONS AND THE USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. With respect to the company's discontinued operations, actual losses could differ from those estimates and will be reflected as adjustments in future financial statements.

The company acquired Prism Communication Services, Inc. ("Prism"), a provider of dedicated high-speed connectivity, in February 1999, for a cash purchase price of approximately $53 million. From the date of acquisition through September 30, 2001, the company provided Prism with cash totaling $531 million for the expansion of its network and for its operating costs. On October 2, 2000, the company decided to cease funding ongoing operations of Prism. On October 2, 2000, Prism decided to cease operations and pursue the immediate sale of Prism's assets.

No assurances can be given that the recorded losses will be sufficient to cover the actual operational losses or that Prism will be able find buyers for its assets, or asset sale transactions on terms considered acceptable by Prism. Market values for the Prism assets have declined in fiscal 2001, primarily as a result of telecommunication companies reducing their growth plans or liquidating some or all of their operations. Furthermore, consolidation within the industry and the business failures of telecommunication companies has reduced the number of potential buyers for the equipment. Through September 30, 2001, Prism has received approximately $7 million from the sale of assets and continues to pursue the sale of additional assets. There can be no assurance that the sale of assets and existing cash will be sufficient to resolve Prism's remaining obligations.

DEFENSE OF CLASS ACTION LAWSUITS COULD OCCUPY COMPANY RESOURCES TO THE DETRIMENT OF ITS BUSINESS

While the company believes the purported class action litigation is without merit (see "ITEM 3. LEGAL PROCEEDINGS"), to the extent that the claims are not altered by the Chapter 11 proceeding and are allowed to proceed in whole or in part by the Bankruptcy Court, the company's defense of this litigation could result in substantial costs and a diversion of our management's attention and resources which could materially adversely affect the company's business, results of operations and financial condition.

OTHER

Other uncertainties include continued business conditions, competition, ability to sell assets, reductions in technology budgets and related spending plans and the impact of workforce reductions on the company's operations.

B.       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

See Note 20 of the Notes to Consolidated Financial Statements, which is incorporated in this section by this reference, for financial information about the company's segments.

C.       NARRATIVE DESCRIPTION OF BUSINESS

Principal Business:

The company's 2001 operations were organized into three reportable groups of businesses. These groups are Leasing, Services and Comdisco Ventures group.

The company's operations were conducted through its principal office in the Chicago area and approximately one hundred offices in North America, Europe and the Pacific Rim. The company's services were provided through separate business units. Each business was directed by its own management team and had its own sales, marketing, product development, operations and customer support personnel. Overall corporate control and coordination were achieved through centralized budgeting, financial and legal reporting, cash management, additional customer support and strategic planning. In the past, the company had, from time-to time, entered into marketing relationships with high technology equipment manufacturers and value-added resellers in order to expand its customer base and name recognition. In its marketing operations, the company attempted to cross-sell services where and when appropriate.

The following is a narrative description of the Leasing, Services and Comdisco Ventures group businesses as operated in fiscal 2001. See "SALE OF ASSETS AND DISCONTINUANCE OF CERTAIN SERVICES BUSINESSES" and "STATUS OF LEASING AND VENTURES BUSINESSES" above, for recent developments relating to the Leasing, Services and Comdisco Ventures group businesses, including information relating to an asset sale, a proposed asset sale and the discontinuance of certain service offerings that would result in the company's effective exit from the Services business as of the first quarter of fiscal 2002. See "OVERVIEW" above.

Leasing:
-------

General: The company provides leasing and remarketing services for distributed computing systems (servers, workstations, PCs, local area networks and other high technology equipment), acquisition management and expenditure tracking and other services that facilitate equipment procurement and expense tracking. The rental rate and all other transaction terms are individually negotiated with customers. The leased equipment is owned by Comdisco, which purchased the equipment from a variety of manufacturers.

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

IT Leasing: The company buys, sells, leases and remarkets PCs and workstations made by most of the leading manufacturers. The company's lease transactions also include high-end servers, printers and other desktop related equipment. The company's strategy for the distributed systems market is to provide financing, professional services and software tools (see "Services") to its existing and prospective customers.

Industry Specific Leasing: The company provides leasing and remarketing, asset management and reconditioning services for industry specific equipment, including the following specialty leasing groups, semiconductor manufacturers, telecommunication and pharmaceutical companies.

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

Laboratory and Scientific Group: The company assists organizations in the pharmaceutical, chemical, research, healthcare and biotechnology industries through the implementation of an equipment life-cycle management strategy. Its marketing strategy includes financing, technology risk management and remarketing.

Telecom Group: The company focuses on helping carriers competitively respond to network capacity requirements through customized financing, high quality, cost-saving reconditioned equipment options and other services.

Services:
--------

See "SALE OF ASSETS AND DISCONTINUANCE OF CERTAIN SERVICES BUSINESSES" for discussion regarding Services, including businesses sold subsequent to year end.

Availability Solutions: The company provided multi-vendor, multi-platform continuous availability and global continuity solutions. These services included continuity services for mission critical data, business function availability and network recovery.

These services also included consulting services in continuity planning, recovery program management, network services and data protection, and other related data processing services throughout the United States, Canada and Europe. The company's services were designed to help customers avoid and minimize the impact of a significant interruption to critical business functions as a result of the inaccessibility to the customer's data processing facility, communications network(s) or workstations.

The company provided high availability infrastructure for use by customers whenever they are unable to operate or communicate with their computer facilities. These high availability services, which included rapid recovery, electronic vaulting, disk mirroring, remote journaling and database shadowing, were provided through fully equipped and operational computer sites known as "hot-sites" where customers restore critical applications using the company's installed equipment. For long-term recoveries, the company offered complete mobile recovery functions.

The company provided business continuity services to users of, among others, Digital Equipment Corporation, Hitachi Data Systems, IBM (and compatible), EMC Storage Systems, Hewlett Packard, Sequent, Stratus, Sun Micro Systems, Tandem and Unisys equipment. Capabilities also included client/server platforms and midrange systems.

Comdisco's solutions for network recovery were facilitated by CCSNET, a private high-speed network. Through CCSNET, the company provided recovery of voice, data and image communications via redundant communications links and streamlined access between a customers' site and the company's Technology Service Centers.

The company also operated recovery centers throughout North America to provide business function availability (also referred to as "work-group recovery services") and enhance remote operations capabilities.

These centers were located in the United States and Canada and were linked together by CCSNET with the company's Technology Service Centers and, in many cases, the customer. Most Technology Service Centers also include workstation and/or desktop recovery, voice, and network capabilities.

Of the approximately thirty-six continuity locations, nine served as data center recovery environments providing hot site and/or shell site services. Those nine regional recovery centers served major commercial centers, including New York, Chicago, Northern and Southern California, Texas, Georgia, Pennsylvania and Toronto, Canada. Each recovery center had at least one hot site or CCC and included telecommunications capabilities, conference rooms, office space, support areas, and appropriate on-site technical personnel.

Managed Network Services: Comdisco Network Services offered network assessment, design, implementation, help desk and professional management services designed to reduce the total cost of network technology. The company's customer base was primarily North American-based enterprises as its monitoring and on-site support capabilities were predominantly within the United States. During the second quarter of fiscal 2001, the network consulting business was discontinued.

Web-Availability Solutions: The company provided web-hosting, including production hosting for both primary and alternate sites. The company's solutions included multi-site protection of a customer's data, servers, network and applications. The company offered continuous web-availability to ensure a continuous web presence. The company also addressed the challenges of managing through peak demand periods via a shared infrastructure service.
Web-Availability Solutions was included in the sale to SunGard.

IT CAP: The company provides strategic solutions for desktop management services to its customers to assist them in managing their information technology assets with the objective of increasing productivity and reducing technology cost and risk. These technology service solutions are built around the collection, integration, and management of information on enterprise assets through the implementation of an integrated database of asset information. These solutions may also include improving, supporting, and managing distributed systems and critical business processes through a single point of contact. The services, which are designed to complement the company's leasing activities, include transitional strategies, integration planning and implementation, and financing (hardware and software). The company's integrated desktop management software tools let customers order, track and manage their inventory of distributed systems equipment.

As of the date of this filing, the company is currently negotiating the sale of its North American IT CAP business as part of the restructuring effort.

Comdisco Ventures group:
-----------------------

Working closely with management and the venture capital community since 1987, Comdisco Ventures group structures financial relationships specific to a company's needs, providing services specific to the company's stage of development. Comdisco Ventures group serves as a strategic financing partner to complement venture capital and commercial banking relationships and provides a means for leveraging the equity capital invested.

Comdisco Ventures group invests in all stages of companies from seed stage to mezzanine and pre-IPO companies, and offers financing products that include leasing, subordinated debt, secured debt (lines of credit, working capital), bridge loans, expansion loans, acquisition financing, landlord guarantees, convertible debt, and equity. Comdisco Ventures group also offers the value added services of the company, such as discount purchasing of new equipment, and access to reconditioned equipment.

Comdisco Ventures group provides venture leases, venture debt and direct equity financing to venture capital-backed companies. Venture leases are leases with warrants that are intended to compensate Comdisco Ventures group for providing equipment leases with terms having lower periodic cash costs than leases without warrants. Similarly, venture debt is a high-risk loan with warrants or a conversion-to-equity feature with more flexible terms, having lower periodic cash costs and security conditions, than more traditional debt financing. Direct equity financings involve Comdisco Ventures group's purchase of convertible preferred stock and common stock from its customers.

Comdisco Ventures group provides financing to companies engaged in the Internet, and in industries that include software and computer services, communications and networking, hardware, semiconductors, biotechnology and medical devices, and others. Although Comdisco continues to fund contractual financing commitments in place as of July 16, 2001, the company has not actively sought new commitments since the second quarter of fiscal 2001.

Customers and Raw Materials:

Comdisco's business is diversified by customer, customer type, equipment segments, geographic location of its customers and maturity of its lease and notes receivables. The company's customers include "Fortune 1000" corporations or companies of a similar size as well as smaller organizations, including privately held corporations. The company's businesses are not dependent on any single customer or a few customers or on any single source for the purchasing, selling or leasing of equipment.

Competition:

The company competes as a lessor and dealer of new and used computer and selected other high technology equipment. The company competes with different firms in each of its activities. The company's competition includes equipment manufacturers such as IBM, Hewlett Packard ("HP"), Amdahl, Hitachi Data Systems, AT&T, Rolm, Hitachi Medical Systems, Siemens Medical Systems and General Electric, other equipment dealers, brokers and leasing companies (including captive or related leasing companies of IBM, HP and General Electric and others) as well as financial institutions, including commercial banks and investment banking firms. While its competitive methodologies will differ, in general, the company competes mainly on the basis of its expertise in remarketing equipment, terms offered in its transactions, its reliability in meeting its commitments, its independence from the manufacturer and its ability to develop and offer alternative solutions and options to high technology equipment users.

Primarily as a result of technological changes, competition has increased in the leasing industry and the number of companies offering competitive services, such as desktop management and other high technology equipment leasing, has increased. Competitive alliances have also impacted the leasing industry.

In leasing PCs, workstations, electronics, healthcare and telecommunications equipment, the company believes it competes with the manufacturers and their captive leasing companies and independent leasing companies, as well as banks and other lessors and financial and lending institutions throughout the United States and Canada.

In Web-hosting, the company believed that its major domestic competitors were IBM and Exodus. In its other services, the company competed with manufacturers and other national and regional consulting and services organizations.

In Availability Solutions, the company believed that its major domestic competitors were IBM and SunGard. Additionally, it competed with regional firms in the domestic, Canadian and European marketplace, which provide contract continuity services, and that it was the largest international provider of such services.

In managed network services, the company competed with telecommunications firms, such as AT&T and MCI Communications, consulting organizations, such as Accenture and EDS, and other local and regional providers.

In desktop management, the company believes it competes with a number of large general contractors such as AT&T, GE Capital, Hewlett-Packard and IBM, all companies with significant resources and with experience in leasing and financing. In addition, other companies, such as Amdahl and Unisys--companies that have traditionally focused on equipment break/fix and maintenance services--have begun offering more comprehensive asset management strategies.

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

The company's continued ability to compete is affected by its ability to attract and retain well-qualified personnel, the availability of financing, and the impact of the Filing.

Employees:

At September 30, 2001, the company had approximately 2,700 full-time employees. No employees are represented by a labor union. See "WORKFORCE REDUCTIONS" for a description of recent reductions in the company's workforce.

Other:

The company does not own any patents, licenses, or franchises, which it considers to be material to the company's businesses.

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

D.       FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
         AND EXPORT SALES

See Note 20 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for information about foreign and domestic operations.

ITEM 2.  PROPERTIES

The company owns its principal executive office building in Rosemont, Illinois that has approximately 269,000 square feet. The company leases office space for sales offices in various domestic and international locations. The company's technical services division utilized a 250,000 square foot building owned by the company in Schaumburg, Illinois. This space was used primarily for refurbishing, maintenance and equipment storage.

At fiscal year end, the company's Availability Solutions business occupied seven recovery centers owned by the company (all of theses properties were included in the sale to SunGard), including 151,000 square feet in Illinois, 34,000 square feet in Texas, 140,000 square feet in Georgia, 56,000 square feet in Toronto, Canada, and two recovery centers in California of 52,000 and 38,000 square feet. The company's Availability Solutions business also leased 14,000 and 10,000 square feet in Missouri, and Canada, respectively. In addition, the Availability Solutions business leased space throughout North America for work area recovery. The Availability Solutions business also owned and leased facilities in several European countries. See "SALE OF ASSETS AND DISCONTINUANCE OF CERTAIN SERVICES BUSINESSES" for information regarding the sale of the Availability Solutions business.

Comdisco Ventures group's principal executive offices are located and its venture leasing and venture debt activities are conducted in Palo Alto, CA (4,518 square feet), Waltham, MA (2,393 square feet); and Rosemont, IL (2,066 square feet). The operations currently located in Pal Alto are expected to relocate to San Francisco in the first calendar quarter of 2002.

The company's electronics group leases approximately 68,000 square feet in San Jose, California, primarily for equipment demonstration, maintenance and storage. The company's electronics group also leases 19,000 square feet in San Diego, California, primarily for its sales and administrative functions.

The Debtors have the right, subject to Bankruptcy Court approval and certain other conditions, to assume or reject any unexpired leases. The company has rejected certain unexpired leases as of this filing and the company continues to review all unexpired leases.

ITEM 3.  LEGAL PROCEEDINGS

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

In addition to the Complaint, fourteen other similar purported class action lawsuits were filed against Comdisco, Nicholas K. Pontikes and John J. Vosicky in the United States District Court for the Northern District of Illinois. These actions were based on allegations similar to those detailed above. The individual class action lawsuits, along with the first filed Blitzer case, have all been dismissed and the parties and complaints were effectively combined into a single action, captioned In re Comdisco Securities Litigation, No. 01-C-2110. The Court has appointed a lead plaintiff and lead counsel for the putative class. As a result of the Filing, the lawsuit against the company is currently subject to the automatic stay in Bankruptcy Court. The lead plaintiff filed a motion to lift the automatic stay in order to permit the lawsuit to proceed now against the company, and the Bankruptcy Court denied this motion. The lawsuit is allowed to proceed against Nicholas K. Pontikes and John J. Vosicky. The lead plaintiff has not yet filed an Amended and Consolidated Complaint.

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

Bankruptcy Proceedings

On July 16, 2001, Comdisco and fifty of its domestic U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Northern District of Illinois (Case No. 01-24795) (the "Filing"). Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As a result of the Filing, the claims against Comdisco are subject to the automatic stay provisions of 11 U.S.C. section 362(a). As a consequence of the Filing, all pending litigation against the Debtors is stayed and no party may take any action to realize on its pre-petition claims except pursuant to further order of the Bankruptcy Court. In addition, the Debtors may reject pre-petition executory contracts and unexpired lease obligations, and parties affected by these rejections may file claims with the Bankruptcy Court. While the company anticipates that substantially all liabilities as of the date of the Filing will be dealt with in accordance with a plan of reorganization which will be proposed and voted on in accordance with the provisions of the Bankruptcy Code, there can be no assurance that all the liabilities will be handled in this manner.

The Bankruptcy Court set November 30, 2001 as the last date for parties to file proofs of claim with respect to pre-petition obligations. Payment terms for these amounts will be established in connection with the Chapter 11 cases.

Additional liabilities subject to the proceedings may arise in the future as a result of the rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to post-petition liabilities. The non-governmental bar date for claims in the Chapter 11 case was November 30, 2001. On January 3, 2002, the company received a report of the claims filed by the bar date. This report indicated that approximately 5,000 claims totaling $11.1 billion have been filed in the bankruptcy case. The company will be formulating a claims review and administration strategy in the near future. Due to the uncertain nature of many of the claims, the company is unable to project the actual magnitude of such claims with any degree of certainty.

The Chapter 11 case is discussed in greater detail above under "Item 1. Business" and in Note 1 of the Notes to the Consolidated Financial Statements, which is incorporated in this section by this reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended September 30, 2001.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

                COMDISCO VENTURES GROUP STOCK AND COMDISCO STOCK

The company is authorized under its amended and restated certificate of incorporation to issue common stock in multiple series. Two series of common stock, Comdisco stock and Comdisco Ventures group stock, are currently authorized. As of December 31, 2001, 150,558,942 shares of Comdisco stock were issued and outstanding. No Comdisco Ventures group stock has been issued to date.

                    PRICE RANGE OF COMMON STOCK AND DIVIDENDS

Comdisco stock is listed on the New York Stock Exchange (NYSE) and the Chicago Stock Exchange under the symbol CDO. Comdisco Ventures group stock is not listed on any exchange or the NASDAQ. At September 30, 2001, there were approximately 1,887 holders of record of the company's outstanding common stock. The following table shows the quarterly price range of the company's common stock, as traded on the NYSE, and cash dividends paid on common stock for fiscal 2001 and 2000 below.

                        2001                              2000
            -----------------------------    -----------------------------
QUARTER      High       Low     Dividends     High       Low     Dividends
-------     ------    ------    ---------    ------    ------    ---------
First       $19.13    $10.13     $0.025      $43.00    $17.44     $0.025
Second       16.95      7.03      0.025       53.69     30.88      0.025
Third         7.90      0.53        --        44.75     22.31      0.025
Fourth        1.91      0.42        --        33.50     18.00      0.025

The most recently declared quarterly common stock cash dividend, $.025 per share, was paid on March 12, 2001 to stockholders of record on February 9, 2001.

On May 2, 2001, the Board of Directors voted to suspend the payment of quarterly dividends on the company's common stock. In addition, the DIP facility limited the ability of the company to pay dividends in fiscal 2001. The company does not intend to pay dividends on its common stock in the foreseeable future.

In November, 2001, the company was notified by the NYSE that the company no longer met the requirements for listing on the NYSE because its Comdisco stock had traded below $1.00 for thirty consecutive trading days. Accordingly, the company's Comdisco stock may be subject to delisting by the NYSE. The company notified the NYSE that it will develop its reorganization plan following the completion of the auction process pending in the Bankruptcy Court.

                             SHARED INVESTMENT PLAN

Under the company's Shared Investment Plan ("SIP"), 106 senior managers in February 1998 took out full recourse, personal loans to purchase over six million shares of the company's common stock for approximately $109 million, and the company guaranteed repayment of the loans (which have a current outstanding principal balance of $104 million) in the event of default. On May 2, 2001, the Board of Directors resolved that if there is an acceleration of the loans and the company is required to make payments on the loans, the company will defer, but does not presently intend to forgive, collection from SIP participants on the loan guarantee until after March 31, 2002.

                         COMMON STOCK REPURCHASE PROGRAM

Under the previous stock repurchase program, the company purchased three million shares at an aggregate cost of $84 million in 2001 and four million shares at an aggregate cost of $91 million in 2000. This program was terminated during fiscal 2001.

                             SHAREHOLDER RIGHTS PLAN

The company has issued preferred stock purchase rights to all holders of its common stock under a rights agreement amended and restated as of May 4, 2000, between Comdisco and ChaseMellon Shareholder Services L.L.C., as rights agent.

The amended and restated rights agreement provides that:

     . each right in effect at the date of restatement be redesignated as a Comdisco stock right, which will continue to allow holders of outstanding Comdisco stock to purchase shares of the company's Series C junior participating preferred stock if a distribution date (as defined in the rights agreement) occurs;

     . for each share of Comdisco stock issued between the date of the restated rights agreement and the expiration date of the rights, the company will issue one Comdisco stock right which will allow holders to purchase shares of the company's Series C junior participating preferred stock if a distribution date occurs; and

     . for each share of Comdisco Ventures group stock issued between the date of the restated rights agreement and the expiration date of the rights, the company will issue one Comdisco Ventures group stock right which will allow holders to purchase shares of the company's Series D junior participating preferred stock if a distribution date occurs.

The rights expire on November 17, 2007.

The amended and restated rights agreement and related forms of the rights certificates were filed as Exhibit 4.1 with the company's Current Report on Form 8-K, filed on June 13, 2000, File No. 1-7725. The foregoing description of the shareholder rights plan does not purport to be complete and is qualified in its entirety by reference to such exhibit.

                                   STOCK SPLIT

On April 22, 1998, the Board of Directors authorized a two-for-one split of the company's common stock to be distributed on June 15, 1998, to holders of record on May 22, 1998. Accordingly, all references in this Annual Report on Form 10-K for the year ended September 30, 2001 to common share data have been adjusted to reflect the split.

ITEM 6. SELECTED FINANCIAL DATA

On July 16, 2001, the Debtors filed voluntary petitions for reorganization under Chapter 11 and are operating their businesses as debtors-in-possession under control of the Bankruptcy Court.

The following selected financial data have been derived from the Consolidated Financial Statements of the company for each of the five years in the period ended September 30, 2001. The information set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere in the Annual Report.

Five-Year Summary
Comdisco, Inc. and Subsidiaries
Debtor-In-Possession


                                                                           YEARS ENDED SEPTEMBER 30,
(IN MILLIONS EXCEPT PER SHARE DATA)                       2001         2000         1999         1998         1997
                                                         -------      -------      -------      -------      -------
CONSOLIDATED SUMMARY OF EARNINGS (LOSSES)
Revenue
  Leasing                                                 $1,806       $2,259       $2,643       $2,428       $2,113
  Sales                                                      311          440          293          329          269
  Mainframe, medical and vendor portfolio sale              --           --            598         --           --
  Technology services                                        135          126           78           46           21
  Other                                                      454          531          122           53           83
                                                         -------      -------      -------      -------      -------
       Total revenue                                       2,706        3,356        3,734        2,856        2,486
Costs and expenses
  Leasing                                                  1,303        1,653        1,969        1,791        1,534
  Sales                                                      265          358          250          275          210
  Mainframe, medical and vendor portfolio sale               --           --            596         --           --
  Technology services                                        129          122           71           55           24
  Selling, general and administrative                        327          384          290          237          235
  Write-down of equity securities                            129            7         --           --           --
  Bad debt                                                   510          141           36           12            9
  Interest                                                   354          354          337          326          299
  Reorganization items                                        34          --           --           --           --
Other                                                        --           --           120          --            25
                                                         -------      -------      -------      -------      -------
       Total costs and expenses                            3,051        3,019        3,669        2,696        2,336
Earnings (loss) from continuing operations before
  income taxes (benefit)                                    (345)         337           65          160          150
Income taxes (benefit)                                      (134)         121           23           58           57
                                                         -------      -------      -------      -------      -------
Earnings (loss) from continuing operations                  (211)         216           42          102           93
Earnings (loss) from discontinued operations,
  net of income tax                                          (63)        (283)           6           51           38
Cumulative effect of change in accounting principle,
   net of income tax                                           2          --           --           --           --
Preferred dividends                                          --           --           --            (2)          (8)
                                                         -------      -------      -------      -------      -------
  Net earnings (loss) to common stockholders              $ (272)      $  (67)      $   48      $   151       $  123
                                                         =======      =======      =======      =======      =======
COMMON SHARE DATA
Earnings (loss) from continuing operations-diluted        $(1.40)      $ 1.34       $ 0.26       $ 0.62       $ 0.54

Earnings (loss) from discontinued operations-diluted       (0.41)      (1.75)         0.04         0.31         0.24
Cumulative effect of change in accounting principle         0.01         --            --           --           --
                                                         -------      -------      -------      -------      -------
  Net earnings (loss) to common stockholders-diluted      $(1.80)      $(0.41)      $ 0.30       $ 0.93       $ 0.78
                                                         =======      =======      =======      =======      =======
Common stockholders' equity (per common share
  outstanding)                                            $ 2.96       $ 7.96       $ 6.94       $ 6.44      $  5.24
Cash dividends paid on common stock                         0.05          .10          .10          .10          .10
Average common shares (in thousands)-diluted             151,246      161,782      161,787      162,770      157,590
FINANCIAL POSITION
Total assets                                              $6,128       $8,697       $7,807       $7,063       $6,350
Notes payable                                              1,096        1,314          820        1,121        1,024
Total long-term debt                                       2,999        4,147        4,236        3,318        2,918
Discounted lease rentals                                     964          794          515          596          742
Stockholders' equity                                         447        1,214        1,060          979          865
OTHER DATA
Total rents of new leases                                 $1,500       $2,800       $3,100       $3,400       $3,200
Future contractual cash flows                              5,397        7,063        6,731        6,089        5,440

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

Voluntary Petition for Relief Under Chapter 11

On July 16, 2001 (the "Petition Date"), the company and fifty of its domestic U.S. subsidiaries (collectively the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Northern District of Illinois (the "Filing"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 01-24795. The company's subsidiaries located outside of the United States (collectively, the "Non-Debtor Subsidiaries") are not included in the petitions. See Note 1 of the Notes to Consolidated Financial Statements "Reorganization Proceedings under Chapter 11 of the Bankruptcy Code" for additional information about the Filing.

Consequence of Filing

As a consequence of the Filing, all pending litigation against the Debtors is stayed automatically by Section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover pre-petition claims against the Debtors. In addition, pursuant to Section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code.

An official committee of unsecured creditors and an equity committee representing common stockholders have been appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the Bankruptcy Court. Comdisco expects that the appointed committees will play a role in the Chapter 11 Cases and the negotiation of the terms of any plan or plans of reorganization.

The company anticipates that substantially all liabilities of the Debtors as of the Petition Date will be resolved under one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance as to when the Debtors will file such a plan or plans, or that such plan or plans will be confirmed by the Bankruptcy Court and consummated.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to propose a plan of reorganization until March 15, 2002, and the exclusive right to solicit acceptances of a reorganization plan until May 15, 2002. If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

The company is unable to predict at this time what the treatment of creditors and equity holders of the respective Debtors will be under any proposed plan or plans of reorganization.

As a result of the Filing, the company is now required to file various documents periodically with the Bankruptcy Court. These filings include certain financial information prepared on an unconsolidated basis. This information also includes statements of financial affairs, schedules of assets and liabilities, and monthly operating reports on forms prescribed by federal bankruptcy law.

Such materials are prepared according to requirements of federal bankruptcy law. While they provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and are prepared in a format different from that used in the company's consolidated financial statements filed under the securities laws. Accordingly, the company believes that the substance and format do not allow meaningful comparison with its regular publicly disclosed consolidated financial statements.

The materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the company's common stock, or for comparison with other financial information filed with the Securities and Exchange Commission.

Notwithstanding, most of the Debtors' filings with the Court are available to the public at the office of the Clerk of the Bankruptcy Court. These filings may also be obtained through private document retrieval services. The company undertakes no obligation to make any further public announcement with respect to the documents filed with the Court or any matters referred to in them.

RECENT DEVELOPMENTS
-------------------

On November 15, 2001, the company completed the sale of its Availability Solutions business to SunGard Data Systems Inc. ("SunGard") for $825 million in cash (plus approximately $25 million in cash for estimated working capital received in excess of agreed-upon levels) which may be subject to an adjustment pursuant to the sale agreement. The terms of the sale were arrived at pursuant to the auction process approved by the Bankruptcy Court.

The sale included the purchase of assets of the U.S. operations of the Availability Solutions business and the stock of its subsidiaries in the United Kingdom, France and Canada. The sale excluded the purchase of the stock of subsidiaries in Germany and Spain, as well as other identified assets, including Network Services and IT CAP Solutions.

As of the date of this filing, the company is currently negotiating the sale of its North American IT CAP business as part of the restructuring effort.

As a result of these asset sales and the discontinuance of its network services consulting business in fiscal 2001(see "SUMMARY" below), the company has exited substantially all of its Services businesses with the exception of its European IT CAP business and remaining network services business.

On December 5, 2001 the company announced that, as part of its ongoing cost reduction efforts, the company will cut its workforce by approximately 10 percent, or 128 positions. Impacted employees will be released by February 2002. Just over half of the employees affected work in Comdisco's facilities in the greater Chicago area, primarily in operations functions. Others are located throughout company operations worldwide.

BUSINESS
--------

The company's businesses are designed to bring solutions that reduce technology cost and risk to the customer and in supporting the customer's technology infrastructure.

In fiscal 2001, the company was aligned into three primary business lines: These businesses were: 1) global leasing ("Leasing"), in sectors such as electronics, telecommunications, healthcare, pharmaceutical, biotechnology, manufacturing and other high technology businesses, which include the leasing and remarketing of distributed systems, such as PCs, servers, workstations and routers, communications equipment, equipment leasing and technology lifecycle management services; 2) technology services ("Services"), which included Availability Solutions businesses, desktop management services (marketed under the company's IT CAP Solutions brand name), and software tools to support these areas; and 3) venture financing, referred to as Comdisco Ventures group, which provides venture leases, venture debt and direct equity financing to venture capital-backed companies.

For purposes of our consolidated financial statements, the company has accounted for the businesses included in the sale to SunGard as discontinued operations of the company. As a result of the company's intention to exit the Availability Solutions businesses of Germany and Spain, the company has also accounted for these businesses as discontinued operations. As such, for the three years ended September 30, 2001, 2000 and 1999, the only businesses included within Services continuing operations are IT CAP business and the remaining network services business.

Weakening economic conditions, the Filing, and capital constraints had a negative impact on the company's ability to provide the necessary financial support for new lease volume. As a result, equipment purchased for leasing decreased from $2.6 billion in fiscal 2000 to $1.3 billion in fiscal 2001. Declining leased assets resulted in declines in total lease revenue and earnings contributions from leasing.

In addition to originating new equipment lease financing, the company remarkets used equipment from its lease portfolio. Remarketing is the sale or re-lease of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Remarketing activity is comprised of earnings from follow-on leases and gross profit on equipment sales. Remarketing activity, an important factor in quarterly earnings, decreased in the second half of fiscal 2001 compared to the first half of fiscal 2001. The general economic slowdown and particularly the decrease in corporate technology equipment spending have had a negative impact on the equipment values and remarketing results. The decrease can also be attributed to the company's efforts to maximize, in the short run, cash flows from its current lease base instead of remarketing equipment through the origination of a new or extended lease In addition, uncertainty created by the company's liquidity situation and subsequent Filing also negatively impacted the company's remarketing activities. The decline in leased assets described in the preceding paragraph will also have a negative impact on future contributions from remarketing activity as the company will have fewer assets to remarket. While remarketing activity continues to be an important contributor to quarterly earnings in the near and long term because of the size of the company's lease portfolio, there can be no assurance that the company will be able to increase its remarketing activities above current levels or that these uncertainties will not continue to have a negative impact on remarketing. See "RISK FACTORS -- REMARKETING RESULTS ARE UNCERTAIN" above.

Throughout the second half of fiscal 2001 and continuing into fiscal 2002 to date, the company continued to seek additional liquidity through the sale of certain of its remaining business lines, including the possible sale of certain of its leasing assets. The company's Filing and the potential sale of some or all of these businesses have created uncertainty that had an adverse impact on the company's business, ability to obtain credit, customer's confidence, its ability to retain employees and employees' performance in future periods. The company believes this uncertainty negatively impacted the company's financial results for the year ended September 30, 2001. Furthermore, there can be no assurance that this uncertainty will not continue to have an impact on the company's operations, and its ability to develop, implement and execute a plan of reorganization. See "RISK FACTORS" above for additional risks associated with the Filing.

SUMMARY
-------

In the third quarter of fiscal 2001, the company's Board of Directors established a plan to sell Availability Solutions and discontinue this business segment. On November 15, 2001, the company completed the sale of Availability Solutions to SunGard. As a result, the company has accounted for this business as discontinued operations. All periods presented, including restatement of previously published results, reflect the results of Availability Solutions as discontinued operations.

During the second quarter of fiscal 2001, the network consulting business of the company was discontinued. The network management services were transferred to a new provider during the third quarter of fiscal 2001. As a result of this decision, the company has accounted for this business as a discontinued operation. All periods presented, including restatement of previously published results, reflect the results of the network consulting business as a discontinued operation.

On October 2, 2000, the company decided to cease funding ongoing operations of Prism Communication Services, Inc. ("Prism"), a wholly-owned subsidiary. As a result of this decision, Prism decided to cease operations and pursue the immediate sale of Prism's assets. As a result of this discontinuance, the company's fourth quarter results for fiscal 2000 reflected after tax charges of $238 million, or $1.49 per share-diluted, for the expected loss on disposal as well as the operating losses on the discontinued operations during the quarter. All periods presented, including restatement of previously published results, reflect the results of Prism as a discontinued operation.

In conjunction with its repositioning in fiscal 1999, the company recorded a one-time pre-tax charge (the "Charge") of $150 million, $96 million after tax, or approximately $0.59 per share-diluted, in the quarter ended March 31, 1999. The components of the Charge include $100 million associated with the company's plans to exit the mainframe residual leasing business, $20 million to exit the medical refurbishing business and $30 million associated with a realignment of the Services businesses. As a result of the company's sale of its Availability Solutions business, the company has accounted for $30 million of the Charge within discontinued operations.

The remaining $120 million of the Charge is shown as "Other" on the Consolidated Statements of Earnings (Loss) for the fiscal year ended September 30, 1999. On May 3, 1999, the company announced it had reached an agreement in principle to sell its mainframe computer leasing portfolio (the "Sale"). The sale of the mainframe portfolio and the sale of the medical refurbishing business were both concluded in the fiscal quarter ended June 30, 1999. The sale of a majority of the vendor lease portfolio was completed in the quarter ended September 30, 1999.

The net loss from continuing operations was $211 million, or $1.40 per share-diluted in fiscal 2001, compared to net earnings of $216 million, or $1.34 per share-diluted, and $42 million, or $.26 per share-diluted in fiscal 2000 and 1999, respectively. Excluding the Charge, earnings from continuing operations in fiscal 1999 were $119 million, or $.74 per share-diluted. The loss from continuing operations for the year ended September 30, 2001 was primarily a result of decreased earnings contributions from all of the company's business lines and it reflects the decrease in remarketing activities discussed above and reduced earnings contributions from leasing as a result of the decline in leased assets. It also reflects the following items: a $365 million pretax charge ($223 million after-tax) for additions to the allowance for credit losses in the Comdisco Ventures group's portfolio (compared to after-tax charges of $67 million in fiscal 2000), a $145 million pretax charge ($88 million after-tax) for additions to allowance for credit losses in the Leasing business (compared to after-tax charges of $23 in fiscal 2000), a $129 million pretax charge for equity securities written-off (compared to $7 million in fiscal 2000), an $8 million pretax charge for restructuring and other charges, and $34 million of Chapter 11 reorganization related expenses. The increase in net earnings from continuing operations in fiscal 2000 compared to fiscal 1999 was due to higher earnings contributions from Comdisco Ventures group.

Earnings (loss) per common share (basic and diluted) in fiscal 2001, 2000 and 1999 benefited from the company's stock repurchase program, which has reduced the average common shares outstanding.

FINANCIAL CONDITION
-------------------

At September 30, 2001, the company had cash and cash equivalents of $543 million, an increase of approximately $228 million compared to September 30, 2000. Net cash provided by operating activities for the year ended September 30, 2001 was $3.3 billion. Net cash used in investing activities was $1.7 billion in the year ended September 30, 2001. Funds provided by secured nonrecourse debt during the year ended September 30, 2001 totaled $589 million compared to $619 million in the year earlier period.

As a result of the Filing, the company no longer has access to its pre-petition lines of credit from commercial banks and commercial paper facilities. In August 2001, the Bankruptcy Court approved a $450 million senior secured DIP facility led by Citibank, N.A. as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, and Heller Financial, Inc. as Documentation Agent.

The company believes, based on information presently available to it, that cash on hand and cash provided by operating activities will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future without the need to draw on the DIP facility. However, the ability of the company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors) and the continued appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the company's ability to comply with any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases,
(ii) the ability of the company to maintain adequate cash on hand, (iii) the ability of the company to generate cash from operations, (iv) confirmation of a plan of reorganization under the Bankruptcy Code, (v) ability of the company to attract, retain and compensate key executives and associates and to retain employees generally and (vi) the company's ability to achieve profitability following such confirmation. See "RISK FACTORS" above for additional risks associated with the Filing.

The company's operating activities during the year ended September 30, 2001, including capital expenditures, were funded primarily by cash flows from operations (primarily lease receipts), including the realization of residual values through remarketing activities, and prior to the Filing, secured non recourse debt.

The company's capital expenditures are primarily on equipment purchased for leasing, facilities expansion and service upgrades, venture financing by Comdisco Ventures group pursuant to existing commitments and, in fiscal 2000 and 1999, Prism.

 .    During the last five years, equipment purchased for leasing totaled $12.7 billion. Expenditures for equipment in fiscal 2001 totaled approximately $1.3 billion, including $236 million by Comdisco Ventures group. Cost of leased equipment at lease inception totaled $8.1 billion at September 30, 2001 compared to $9.2 billion at September 30, 2000 (see Note 8 of Notes to Consolidated Financial Statements).

 .    The company continued to invest additional capital to upgrade its service capabilities and enhance future continuity and other services revenues. In fiscal 2001, capital expenditures were $153 million, compared to $202 million and $151 million in fiscal 2000 and 1999, respectively.

 .    Comdisco Ventures group's operating activities in fiscal 2001 and 2000, including capital expenditures for equipment, venture debt originations and direct equity investment, were funded primarily by cash flows from operations and, in fiscal 2000 and 1999, inter-group loans from Comdisco. Total net cash provided to Comdisco Ventures group was $405 million and $327 million in fiscal 2000, and 1999, respectively, compared to net cash generated by Comdisco Ventures group in fiscal 2001 of $545 million.

 .    During fiscal 2000, the company invested approximately $377 million in
     Prism, including $257 million in the development and expansion of this business. The company ceased funding Prism in October, 2000 (see Note 3 of Notes to Consolidated Financial Statements).

The company's current and future liquidity depends on cash on hand, cash provided by operating activities, asset sales and on external financing. The company is evaluating its need to maintain the DIP facility. As of the date of this filing, the company's cash balances exceeded $1.5 billion.

Cash provided by operating activities: Net cash provided by operating activities was $3.3 billion in fiscal 2001 and $3.2 billion in both fiscal 2000 and fiscal 1999. During the last five years, net cash provided by operating activities totaled $15.1 billion.

As of September 30, 2001, the company estimates that future contractual cash flows from Leasing, Services and Comdisco Ventures group could generate gross cash receipts of approximately $5.4 billion, including $2.6 billion in fiscal 2002. Excluding future contractual cash flows from the Availability Solutions business sold to SunGard, the company estimates that future contractual cash could generate gross cash receipts of approximately $4.4 billion, including $2.2 billion in fiscal 2002. The company's liquidity has typically been augmented by the realization of cash from the future remarketing of leased equipment. However, liquidity from remarketing in fiscal 2001 decreased compared to fiscal 2000 and this trend is expected to continue for fiscal 2002. See "RISK FACTORS -- REMARKETING RESULTS ARE UNCERTAIN".

The company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, the ability of the company to implement its reorganization plan and respond to external market conditions, timely payment by its customers, global economic conditions and controlling operating costs and expenses.

RESULTS OF OPERATIONS
---------------------

OVERVIEW
--------

Leasing: Leasing volume decreased in fiscal 2001 and 2000 as compared to the prior years. The decrease in fiscal 2001 compared to fiscal 2000 is due to the company's financial constraints and the related impact on new business volume and remarketing as discussed above (see "RISK FACTORS - UNCERTAINTIES RELATING TO BANKRUPTCY PROCEEDINGS", "THE COMPANY MAY BE UNABLE TO MAINTAIN AND/OR INCREASE EARNINGS CONTRIBUTIONS FROM LEASING" and "REMARKETING RESULTS ARE UNCERTAIN"), and the impact of the Filing on the business. The decrease in fiscal 2000 compared to the prior year resulted primarily from the company's decision to exit the mainframe leasing business.

Leasing had pretax losses of $201 million in fiscal 2001, compared to pretax earnings of $87 million in fiscal 2000 and pretax losses of $13 million in fiscal 1999. The pretax loss from Leasing is due to a number of factors, including, but not limited to, a decision to reduce leasing and remarketing activities, a change in the mix of leases written, write-downs of inventory to the lower of cost or fair market value, recording additional reserves for credit losses, higher interest costs, which, in part, are the result of borrowings incurred to finance discontinued operations, higher selling, general and administrative expenses, and lower contributions from remarketing.

Cost of equipment placed on lease was $1.3 billion in fiscal 2001, compared to cost of equipment placed on lease of $2.6 billion and $2.9 billion in fiscal 2000 and 1999, respectively.

In fiscal 2001, a change in the mix of leases written resulted in a higher percentage of new leases classified as direct financing leases rather than operating leases when compared to prior years. This is primarily the result of the company's decision to reduce its residual exposure in personal computers, workstations and other related desktop equipment. Accordingly, leases written for desktop equipment in fiscal 2001 were generally structured as full payout leases (leases in which it is intended that the company recovers, through lease payments all acquisition and other costs incurred plus an acceptable rate of return), which resulted in their classification as direct financing leases.

Remarketing activity, an important contributor to earnings, was strong throughout both fiscal 2000 and 1999 and in the first six months of fiscal 2001 was at levels approximating those of fiscal 2000. The company is of the opinion that remarketing activity will continue to be an important component of quarterly earnings in the near and long term because of the size of the company's lease portfolio at September 30, 2001, and as a result of the residual leasing business for electronics, telecommunication, healthcare, pharmaceutical, biotechnology, and manufacturing equipment. See "RISK FACTORS -- REMARKETING RESULTS ARE UNCERTAIN" for a discussion of the factors that may affect remarketing activities.

Services: The company's Availability Solutions businesses were its principal contributor to its Services pre-tax earnings. Network services had pre-tax losses in fiscal 2001, 2000 and 1999, with those losses increasing in each fiscal year. As a result, during the second quarter of fiscal 2001, the company discontinued its network consulting business. Web-Availabilty Solutions, first offered in fiscal 2000, never attained profitability or scalability and it was included in the sale to SunGard. Managed desktop services, marketed as IT CAP, had solid revenue growth during fiscal 2001 and 2000. As of the date of this filing, the company is currently negotiating the sale of its North American IT CAP business as part of its restructuring efforts (see "RECENT DEVELOPMENTS" above). The sale is subject to final documentation and Bankruptcy Court approval.

Technology services had pre-tax earnings of $6 million in fiscal 2001 compared to pre-tax earnings of $4 million and $7 million in fiscal 2000 and 1999, respectively. Components of technology services pre-tax earnings were as follows (in millions):

                2001     2000     1999
                ----     ----     ----
IT CAP           $6      $13       $6
Network           -       (9)       1
                 --      ---      ---
                 $6      $ 4      $ 7
                 ==      ===      ===

Included in the fiscal 1999 Charge was $30 million associated with the realignment of the company's service businesses, including costs associated with the relocation of its network management center and consolidation and reconfiguration of some of its continuity services facilities worldwide. This $30 million has been reclassified as part of the net loss from discontinued operations.

Comdisco Ventures group: Comdisco Ventures group's products are structured as commitments by the company to provide financing in one or more advances during a specified period of time. Comdisco Ventures group revenue of approximately $724 million in fiscal 2001 and $673 million in fiscal 2000 represent increases of 8% and 194%, respectively, over the prior year periods. The increase in fiscal 2001 was primarily the result of increased leasing revenue offset by lower revenue from the sale of equity securities. The increase in fiscal 2000 compared to fiscal 1999 was primarily due to higher revenue from the sale of equity investments, higher leasing revenue and higher interest income on venture debt. Comdisco Ventures group had pretax losses of $150 million in fiscal 2001 compared to pretax earnings of $246 million and $71 million in fiscal 2000 and 1999, respectively. The pretax loss in the current year period is primarily the result of recording additional reserves for credit losses and write-downs of equity securities as well as lower revenue from the sale of equity investments. The increase in pretax earnings in fiscal 2000 compared to fiscal 1999 was primarily due to higher revenue from the sale of equity investments, higher leasing contributions and higher interest income on venture debt.

Comdisco Ventures group's leasing revenue was $294 million for the year ended September 30, 2001, which represented an increase of 49% compared to the prior year. The increase can be attributed to a higher average lease base throughout fiscal 2001 as compared to fiscal 2000.

Revenue from the sale of equity interests obtained in conjunction with the company's financing transactions with early-stage high technology companies, which is included in "Other revenue" on the Statement of Earnings (Loss), was $353 million in fiscal 2001 compared to $406 million and $81 million in fiscal 2000 and 1999, respectively. Warrant sale proceeds and capital gains for fiscal 2001, 2000 and 1999 were as follows (in millions):



                                                        2001         2000          1999
                                                        ----         ----          ----
Proceeds from the sale of equity securities             $129         $226          $ 11
Less: cost of equity securities                           30           24             5
                                                        ----         ----          ----
Capital gains                                             99          202             6
Warrant sale proceeds                                    254          204            75
                                                        ----         ----          ----
Total                                                   $353         $406          $ 81
                                                        ====         ====          ====


During fiscal 2001, approximately thirty-one companies were acquired or merged or completed an initial public offering, compared to one hundred-thirteen companies and sixty-two companies in fiscal 2000 and 1999, respectively. Comdisco Ventures group records the proceeds from the sale of warrants received in conjunction with its lease and loan transactions as income on the trade date. Historically, Comdisco Ventures group's general policy has been to sell its equity positions in an orderly manner as soon as possible after a liquidity event. See "RISK FACTORS - "CURRENT ECONOMIC CONDITIONS HAVE MADE IT DIFFICULT FOR COMDISCO VENTURES GROUP TO TIMELY REALIZE ON CURRENT INVESTMENTS AND HAVE ADVERSELY AFFECTED THE ABILITY OF COMDISCO VENTURES CUSTOMERS TO TIMELY MEET THEIR OBLIGATIONS TO THE COMPANY" for a discussion of factors that could affect the timing of, and the amounts received, from the sales of the company's equity interests in these companies.

The company has not actively sought new commitments since the second quarter of fiscal 2001. Total new commitments for fiscal 2001, 2000 and 1999 by product were as follows (in millions):



                   2001          2000           1999
                   ----         ------          ----
Leases             $104         $  774          $332
Debt                122            638           367
Equity               42            139            39
                   ----         ------          ----
  Total            $268         $1,551          $738
                   ====         ======          ====


REVENUE
-------

Total revenue in fiscal 2001 was approximately $2.7 billion compared to $3.4 billion in fiscal 2000 and $3.7 billion in fiscal 1999. The decrease in total revenue in fiscal 2001 compared to fiscal 2000 was primarily due to lower leasing revenues and lower revenues from remarketing activities. The decrease in total revenue in fiscal 2000 compared to fiscal 1999 was primarily due to the Sale of the company's mainframe leasing portfolio, which increased sales revenue by $485 million. See "Sales" below for a discussion of sales revenue and margins.

Technology services revenue increased 7% in fiscal 2001 compared to fiscal 2000. See "Technology Services" below for a discussion of technology services revenue and margins.

Leasing: Total leasing revenue was $1.8 billion, $2.3 billion and $2.6 billion in fiscal 2001, 2000 and 1999, respectively. The decrease in total leasing revenue in fiscal 2001 compared to fiscal 2000 was primarily due to reduced revenue from sales-type transactions, and a reduction in operating lease revenue. The decrease reflects the reduction in the total leased assets, and the reduction in remarketing activity, particularly in the last six months of fiscal 2001. The company expects the operating lease portfolio to continue to decline as leasing volume decreases and as a result of changes in the mix of leases written. The decrease in leasing volume was due to the decision by the company to significantly reduce its capital expenditures in response to lowered senior unsecured credit ratings, the resulting negative impact on the company's access to the capital markets, the loss of access to its lines of credit and the customer uncertainty created by the Filing. The decrease in total leasing revenue in fiscal 2000 compared to fiscal 1999 is primarily due to reduced revenue from sales-type transactions. Remarketing activity was strong in both fiscal 2000 and 1999 and, although sales-type revenue decreased in fiscal 2000, sales, which also represent remarketing activity increased in fiscal 2000 compared to fiscal 1999.

Operating lease revenue minus operating lease costs (the "Operating Lease Margin") was $298 million, or 19.9% of operating lease revenue, and $332 million, or 19.5% of operating lease revenue, in fiscal 2001 and 2000, respectively. The Operating Lease Margin was $375 million, or 19.3% of operating lease revenue in fiscal 1999. The decrease in operating lease revenue minus operating lease cost in the current year is due to significantly reduced leasing volume and, to a lesser extent, the change in the mix of leases written, with a higher percentage of new leases classified as direct financing leases. The decrease in fiscal 2000 compared to fiscal 1999 is primarily due to a higher percentage of new leases classified as direct financing leases. See "RISK FACTORS - THE COMPANY MAY BE UNABLE TO MAINTAIN AND/OR INCREASE EARNINGS CONTRIBUTIONS FROM LEASING and REMARKETING RESULTS ARE UNCERTAIN" for a discussion of factors that could affect the Operating Lease Margin.

The following table presents the lease margin for total leasing, operating and sales-type leases for the five years ended September 30, 2001:



                       2001    2000    1999    1998    1997
                       ----    ----    ----    ----    ----
Total leasing           28%     27%     26%     26%      27%
Operating lease         20%     20%     19%     20%      21%
Sales-type lease        26%     25%     25%     30%      30%



Sales: Revenue from sales, which includes remarketing and buy/sell activities, in fiscal 2001, 2000 and 1999 is shown in the table below (in millions):


                                          2001                         2000                        1999
                              --------------------------   --------------------------   --------------------------
                              Revenue   Expense   Margin   Revenue   Expense   Margin   Revenue   Expense   Margin
                              -------   -------   ------   -------   -------   ------   -------   -------   ------
Sales                           $311      $265      15%      $440      $358      19%      $293      $250      15%
Sale of mainframe
  portfolio                        -         -        -         -         -        -       485       485        -
Sale of vendor portfolio           -         -                  -         -        -        95        93       2%
Sale of medical
  refurbishment business           -         -        -         -         -        -        18        18        -
                                ----      ----      ---      ----      ----      ---      ----      ----      ---

Total                           $311      $265      15%      $440      $358      19%      $891      $846       5%
                                ====      ====      ===      ====      ====      ===      ====      ====      ===



Technology services: Revenue from technology services was $135 million, $126 million and $78 million in fiscal 2001, 2000 and 1999, respectively. The increases are primarily the result of the growth in IT CAP services. See "RECENT DEVELOPMENTS" above for information relating to the potential sale of the assets of the North American IT CAP business.

Other revenue: Other revenue was $454 million, $531 million and $122 million in fiscal 2001, 2000 and 1999, respectively. The components of other revenue were as follows (in millions):

                                     2001        2000        1999
                                     ----        ----        ----
Comdisco Ventures group:
  Sale of equity holdings            $353        $406        $ 81
  Interest income on notes             64          56          23
  Other                                 2           3           1
                                     ----        ----        ----
    Total                             419         465         105

Leasing:
  Equity sales                          -          42          (5)
  Investment income                    28          16          17
  Other                                 7           8           5
                                     ----        ----        ----
    Total                              35          66          17
                                     ----        ----        ----
Total Other revenue                  $454        $531        $122
                                     ====        ====        ====


Investment income is primarily from the overnight investment of excess funds.

COSTS AND EXPENSES
------------------

Total costs and expenses were $3.1 billion, $3.0 billion and $3.7 billion in fiscal 2001, 2000 and 1999, respectively. Reduced leasing and sales costs in fiscal 2001 compared to fiscal 2000 were offset by higher additions to the allowance for credit losses in the Leasing and Comdisco Ventures group businesses and restructuring and reorganizational costs incurred in fiscal 2001. The decrease in fiscal 2000 compared to the prior year is primarily due to the Sale and the Charge. Excluding the Charge, the higher costs and expenses in fiscal 2000 compared to the prior year were higher selling, general and administrative expenses.

Leasing costs: Leasing costs totaled $1.3 billion in fiscal 2001, $1.7 billion in fiscal 2000 and $2.0 billion in fiscal 1999. The decrease in the fiscal 2001 compared to fiscal 2000 is due to the decrease in leasing volume and a decrease in remarketing activities, including sales-type lease transactions. The decrease in fiscal 2000 compared to the prior year is due to reduced operating lease revenue resulting from a change in the mix of leases written and a reduction in sales-type revenue. The decrease in sales-type lease transactions in fiscal 2000 compared to fiscal 1999 is primarily a result of a higher percentage of remarketing transactions done as sales rather than as leases.

Sales costs: Sales costs were $265 million, $358 million and $846 million in fiscal 2001, 2000 and 1999, respectively. The decrease in fiscal 2001 compared to fiscal 2000 is due a decrease in remarketing activities. The decrease in fiscal 2000 compared to fiscal 1999 is due to the Sale in fiscal 1999. Excluding the Sale and the sale of the vendor portfolio, the increase in sales costs in fiscal 2000 compared to fiscal 1999 is due to increased remarketing transactions recorded as sales, rather than as sales-type leases. These remarketing transactions had higher margins than the sales activity in fiscal 1999. See "Sales" above for information on sales margins.

Technology services costs: Technology services costs were $129 million in fiscal 2001, $122 million in fiscal 2000 and $71 million in fiscal 1999. The increases were due to higher personnel costs and, in fiscal 2000, an increase in customer base.

Selling, general and administrative: Selling, general and administrative expenses totaled $327 million in fiscal 2001, $384 million in fiscal 2000, and $290 million in fiscal 1999. The decrease in fiscal 2001 compared to fiscal 2000 was primarily the result of reduced compensation and outside professional services (excludes professional services related to the reorganization). The increase in fiscal 2000 compared to fiscal 1999 is primarily due to an increase in Comdisco Ventures group incentive compensation costs as a result of gains realized on the sale of equity positions. The following table summarizes selling, general and administrative expenses (in millions):



                                        2001            2000            1999
                                        ----            ----            ----
Incentive compensation                  $ 95            $139            $ 69
Other compensation and benefits          133             132             120

Outside professional services             44              60              40

Other expenses                            55              53              61
                                        ----            ----            ----

                                        $327            $384            $290
                                        ====            ====            ====


Write-down of equity securities: Write-downs of equity securities totaled $129 million in fiscal 2001, $7 million in fiscal 2000, and $0 million in fiscal 1999. Increases between both fiscal years was due to write-downs of equity securities within the Comdisco Ventures group portfolio.

Bad debt: Bad debt expenses totaled $510 million in fiscal 2001, $141 million in fiscal 2000, and $36 million in fiscal 1999. The increase in fiscal 2001 compared to 2000 was due to the rapid deterioration in the Comdisco Ventures group portfolio as well as provisions needed for the Leasing groups. Increase in fiscal 2001 compared to 2000 was primarily due to Comdisco Ventures group.

The following table summarizes bad debt expenses (in millions):



                                                       2001         2000        1999
                                                       ----         ----        ----
Bad debt expense - Comdisco Ventures group             $365         $105        $ 23
Bad debt expense - Leasing                              145           36          13
                                                       ----         ----        ----

                                                       $510         $141        $ 36
                                                       ====         ====        ====


Interest: Interest expense for fiscal 2001 totaled $354 million, $354 million in fiscal 2000 and $337 million in fiscal 1999. As of July 16, 2001, the company ceased accruing interest on the senior notes and any borrowings by the Debtors under the company's lines of credit. Contractual interest on these obligations for the year ended September 30, 2001 was $404 million, which is $50 million in excess of recorded interest expense included in the accompanying financial statements. The increase in contractual interest expense in fiscal 2001 compared to fiscal 2000 interest expense results primarily from borrowings associated with the company's discontinued operations (see discussion following) and higher interest costs due to credit rating downgrades in the first quarter of fiscal 2001. The increase in interest expense in fiscal 2000 compared to fiscal 1999 is due to higher average daily borrowings resulting from the company's increased investment in leasing and Comdisco Ventures group compared to the prior period, and higher average rates.

The company borrowed significant amounts to invest in the infrastructure of its discontinued operations, primarily Prism. In fiscal 2000 and 1999, the interest expense associated with these borrowings is included in the loss on discontinued operations through, and including, the wind-down date (see "Discontinued Operations"). Subsequent to the wind-down date, interest costs associated with these borrowings were included in interest expense.

Reorganization items: See Note 5 of Notes to Consolidated Financial Statements, which is incorporated in this section by this reference, for a discussion of reorganization items.

Other: See "Summary" for a discussion of the Charge recorded in the second quarter of fiscal 1999.

Discontinued operations: Net loss from discontinued operations was $63 million in fiscal 2001 and $283 million in fiscal 2000 compared to income from discontinued operations of $6 million in fiscal 1999.

Availability Solutions: On November 15, 2001, the company completed the sale of its Availability Solutions business to SunGard. The results of operations of Availability Solutions have been classified as discontinued operations and prior periods have been restated. Revenue from Availability Solutions was $480 million, $478 million and $410 million in fiscal 2001, 2000 and 1999, respectively. The increases are primarily the result of the growth in products and services. Availability Solutions costs were $421 million in fiscal 2001, $395 million in fiscal 2000 and $330 million in fiscal 1999. The increases were due to higher personnel costs and continued investment in new service development.

The sale excluded the purchase of the stock of subsidiaries in Germany and Spain. However, as a result of the company's intention to exit the Availability Solutions businesses of Germany and Spain, the company has also accounted for these businesses as discontinued operations. Revenue from these businesses were $1 million in both fiscal 2001 and 2000 and $0 in fiscal 1999. Costs were $4 million, $3 million, and $1 million in fiscal 2001, 2000 and 1999, respectively.

Network Services: During the second quarter of fiscal 2001, the network consulting business of the company were discontinued. The network management services was transferred to a new provider during the third quarter of fiscal 2001. The estimated loss recorded during fiscal 2001 was $32 million, which included $23 million for a reduction in asset values and a provision for anticipated closing costs and operating losses until disposal. Losses from discontinued operations of Network Services for the years ended September 30, 2000 and 1999 were $9 million and $3 million, respectively.

Web-Availability Solutions: The estimated loss recorded during fiscal 2001 was $36 million, which included $18 million for a reduction in asset values and operating losses until the wind-down date. Loss from discontinued operations of Web-Availability for the year ended September 2000 was $5 million. Web-Availability Solutions was included in the sale to SunGard.

Prism Communication Services, Inc.: On October 2, 2000, the company decided to cease funding ongoing operations of Prism Communication Services, Inc. ("Prism"), a wholly-owned subsidiary. Prism decided to cease operations and pursue the immediate sale of Prism's assets. The company's fourth quarter results for fiscal 2000 reflected after tax charges of $238 million, or $1.49 per share-diluted, for the expected loss on disposal as well as the operating losses on the discontinued operations during the quarter. The estimated loss on disposal represented the company's estimate of operational losses to be incurred and the expected losses from the disposition of the assets. Due to unfavorable conditions in the telecommunications market, Prism reduced its estimated proceeds from the sale of assets from $80 million at September 30, 2000 to $20 million at March 31, 2001. Given these negative market conditions, Prism accelerated the process of shutting down its operations, thereby reducing operating costs by approximately $30 million. As a result, the company recorded in the quarter ended March 31, 2001 a noncash pre-tax charge of $30 million, $18 million after tax, or $.12 per common share, to write down these assets to estimated fair market value. During fiscal 2001, the company received $7 million related to sales of Prism assets. During the fourth quarter of fiscal 2001, Prism reduced its estimated proceeds from the sale of assets from $13 million at June 30, 2001 to $6 million at September 30, 2001. The estimated wind-down costs were also reduced by $7 million. The company currently believes that the estimated proceeds from the sale of Prism's remaining assets will be sufficient to cover the remaining $6 million of asset exposure related to Prism. Loss from discontinued operations of Prism for the year ended September 30, 2000 was $322 million, or $1.99 per common share.

At September 30, 2001, the remaining estimated net liability associated with the wind-down of Prism operations was $12 million. Actual net cash requirements could differ from the estimated net liability and will be reflected as adjustments in future financial statements. While management believes it has reasonably estimated the net liability, no assurances can be given that the recorded losses will be sufficient to cover the actual operational losses or shortfall, if any, in estimated proceeds from the sale of assets. See "RISK FACTORS" for a discussion of factors that may impact estimated proceeds from the sale of assets and actual operational losses. See "ITEM 3, LEGAL PROCEEDINGS" for a discussion of a class action lawsuit concerning the company's operations and Prism.

All periods presented, including restatement of previously published results, reflect the results of Availability Solutions, Network Services, Web-Availability and Prism as discontinued operations.

Cumulative effect of change in accounting principle: The company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in the first quarter of fiscal 2001. SFAS No. 133 redefines "derivative instruments" and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

INCOME TAXES
------------

Note 13 of Notes to Consolidated Financial Statements, which is incorporated in this section by this reference, for details about the company's income tax provision.

INTERNATIONAL OPERATIONS
------------------------

The company operates principally in three geographic areas: North America, Europe, and the Pacific Rim. In its operations, the company works with multinational corporations, and the company provides global solutions in its services.

Revenue from European and Pacific Rim operations, excluding export sales, was $653 million in fiscal 2001 compared to $744 million and $833 million in fiscal 2000 and 1999, respectively. European and Pacific Rim revenues represented 24% of the company's total revenue in fiscal 2001, 22% in fiscal 2000 and 22% in fiscal 1999.

Geographic area data is included in Note 20 of Notes to Consolidated Financial Statements, which is incorporated in this section by this reference.

OTHER MATTERS
-------------

Recently Issued Professional Accounting Standards: The company does not believe that SFAS 141, Business Combinations, SFAS 142, Goodwill and Other Intangible Assets, which will become effective in fiscal 2003, will have a material impact on the company's financial statements. The company does not believe that SFAS 143, Accounting for Asset Retirement Obligations, SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which will become effective in fiscal 2003, will have a material impact on the company's financial statements.

Inflation: The company does not consider the present rate of inflation to have a significant impact on the businesses in which it operates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company's primary market risk exposures are interest rate risk, primarily related to the company's interest-bearing obligations, and foreign exchange rate risk.

Interest Rate Risk: In general, a changing interest rate environment does not significantly impact the company's margins since the effects of higher or lower borrowing costs would be reflected in the rates on newly leased assets. In addition, the company attempts to match the maturities of its borrowings with the cash flows from its leased assets and notes receivables, thereby reducing the company's interest rate exposure. As a result of the Filing, the company will not accrue for or pay any interest on any of its unsecured debt while in bankruptcy unless it is probable that it will be an allowed claim.

Foreign Exchange Risk: The company is exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders' equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. Dollar have had and will continue to have an impact on the accumulated other comprehensive loss component of stockholders' equity reported by the company, and such effect may be material in any individual reporting period.

The company uses derivatives in certain identifiable situations to manage risk. The company does not speculate on interest rates or foreign exchange rates, but rather manages its portfolio of assets and liabilities to mitigate the impact of interest rate and foreign exchange rate fluctuations. The company does not use derivatives for trading purposes. See Note 10 of Notes to Consolidated Financial Statements, which is incorporated in this section by this reference, for information on the company's average daily borrowings, the company's derivative financial instruments, comprising of interest rate swaps and foreign currency forward exchange contracts, and effective interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements for the fiscal year ended September 30, 2001:

Report of KPMG LLP, Independent Auditors.................................    38

Consolidated Statement of Earnings (Loss) for Each of the Years Ended
  September 30, 2001, 2000, and 1999.....................................    39

Consolidated Balance Sheets - September 30, 2001 and 2000 ...............    40

Consolidated Statements of Stockholders' Equity for Each of the Years
  Ended September 30, 2001, 2000 and 1999 ...............................    41

Consolidated Statements of Cash Flows for Each of the Years Ended
  September 30, 2001, 2000, and 1999 ....................................    42

Notes to Consolidated Financial Statements ..............................    44

Note: All other schedules are omitted because they are not applicable or not required.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Comdisco, Inc.:

We have audited the accompanying consolidated balance sheets of Comdisco, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comdisco, Inc. and subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging, as of October 1, 2000.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, in July 2001 the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Chicago, Illinois
December 11, 2001

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(in millions except per share data)


                                                          Years ended September 30,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------  --------
Revenue
Leasing
  Operating                                               $1,500     $1,700    $1,938
  Direct financing                                           170        178       162
  Sales-type                                                 136        381       543
                                                          ------     ------    ------
    Total leasing                                          1,806      2,259     2,643

Sales                                                        311        440       891
Technology services                                          135        126        78
Other                                                        454        531       122
                                                          ------     ------    ------
    Total revenue                                          2,706      3,356     3,734
                                                          ------     ------    ------

Costs and expenses
Leasing
  Operating                                                1,202      1,368     1,563
  Sales-type                                                 101        285       406
                                                          ------     ------    ------
    Total leasing                                          1,303      1,653     1,969

Sales                                                        265        358       846
Technology services                                          129        122        71
Selling, general and administrative                          327        384       290
Write-down of equity securities                              129          7         -
Bad debt expense                                             510        141        36
Interest (total contractual interest 2001 - $404)            354        354       337
Reorganization items                                          34          -         -
Other                                                          -          -       120
                                                          ------     ------    ------
  Total costs and expenses                                 3,051      3,019     3,669
                                                          ------     ------    ------

Earnings (loss) from continuing operations before
  income taxes (benefit) and cumulative effect of
  change in accounting principle                            (345)       337        65
Income taxes (benefit)                                      (134)       121        23
                                                          ------     ------    ------
Earnings (loss) from continuing operations before
  cumulative effect of change in accounting principle       (211)       216        42
Earnings (loss) from discontinued operations, net of
  tax                                                        (63)      (283)        6
                                                          ------     ------    ------
Earnings (loss) before cumulative effect of change in
  accounting principle                                      (274)       (67)       48
Cumulative effect of change in accounting principle,
  net of tax                                                   2          -         -
                                                          ------     ------    ------
Net earnings (loss)                                       $ (272)    $  (67)   $   48
                                                          ======     ======    ======

Basic earnings (loss) per common share:
  Earnings (loss) from continuing operations              $(1.40)    $ 1.42    $ 0.28
  Earnings (loss) from discontinued operations             (0.41)     (1.86)     0.04
  Cumulative effect of change in accounting
    principle                                               0.01          -         -
                                                          ------     ------    ------
  Net earnings (loss)                                     $(1.80)    $(0.44)   $ 0.32
                                                          ======     ======    ======
Diluted earnings (loss) per common share:
  Earnings (loss) from continuing operations              $(1.40)    $ 1.34    $ 0.26
  Earnings (loss) from discontinued operations             (0.41)     (1.75)     0.04
  Cumulative effect of change in accounting
    principle                                               0.01          -         -
                                                          ------     ------    ------

  Net earnings (loss)                                     $(1.80)    $(0.41)   $ 0.30
                                                          ======     ======    ======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares and per share data)


                                                            September 30,      September 30,
                                                                2001                2000
                                                            -------------      -------------
ASSETS
Cash and cash equivalents                                          $  543             $  315
Cash - legally restricted                                              54                 54
Receivables, net                                                      587              1,126
Inventory of equipment                                                 95                127
Leased assets:
  Direct financing and sales-type                                   1,738              2,316
  Operating (net of accumulated depreciation)                       2,265              2,956
                                                                   ------             ------
    Net leased assets                                               4,003              5,272
Property, plant and equipment, net                                     58                 89
Equity securities                                                     138                899
Net assets of discontinued operations held for sale                   435                491
Other assets                                                          215                324
                                                                   ------             ------
                                                                   $6,128             $8,697
                                                                   ======             ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise
-------------------------------------
Term notes payable                                                 $  360             $  695
Discounted lease rentals                                              964                794
Notes payable                                                         179              1,314
Senior notes                                                            -              3,452
Accounts payable                                                      110                182
Income  taxes:
  Current                                                              10                 11
  Deferred                                                             25                404
Deferred income                                                       159                225
Other liabilities                                                     191                406
                                                                   ------             ------
                                                                    1,998              7,483

Liabilities subject to compromise
---------------------------------
Notes payable                                                         917                  -
Senior notes                                                        2,639                  -
Accounts payable                                                       19                  -
Other liabilities                                                     108                  -
                                                                   ------             ------
                                                                    3,683                  -
                                                                   ------             ------
Stockholders' equity:
  Preferred stock $.10 par value.
    Authorized 100,000,000 shares (none issued);
      Series C and Series D                                             -                  -
  Comdisco stock $.10 par value. Authorized 750,000,000 shares;
    issued 225,555,293 shares (225,151,420 at
    September 30, 2000)                                                23                 23
  Comdisco Ventures group stock $.10 par value.
    Authorized 750,000,000 shares (none issued)                         -                  -
  Additional paid-in capital                                          365                360
  Accumulated other comprehensive income (loss)                       (93)               317
  Retained earnings                                                   772              1,051
                                                                   ------             ------
                                                                    1,067              1,751
  Common stock held in treasury, at cost; 74,996,351 shares
    (72,582,053 in 2000)                                             (620)              (537)
                                                                   ------             ------
    Total stockholders' equity                                        447              1,214
                                                                   ------             ------
                                                                   $6,128             $8,697
                                                                   ======             ======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions except per share data)


                                                           Additional   Accumulated                 Common
                                                  Common    paid-in    other compre-    Retained   stock in
                                                   stock    capital    hensive income   earnings   treasury    Total
---------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                       $22       $257         $ (13)        $1,101     $(388)     $  979

Net earnings                                                                                 48                    48
Translation adjustment                                                       (21)                                 (21)
Change in unrealized gain                                                     92                                   92
                                                                                                               ------
   Total comprehensive income                                                                                     119
Cash dividends-common ($.10 per share)                                                      (15)                  (15)
Stock options exercised                                         21                                     14          35
Purchase of common stock                                                                              (82)        (82)
Income tax benefits resulting from the
 exercise of non-qualified stock options                        24                                                 24
                                                  -------------------------------------------------------------------
Balance at September 30, 1999                        22        302            58          1,134      (456)      1,060
Net loss                                                                                    (67)                  (67)
Translation adjustment                                                       (64)                                 (64)
Change in unrealized gain                                                    323                                  323
                                                                                                               ------
   Total comprehensive income                                                                                     192
Cash dividends-common ($.10 per share)                                                      (16)                  (16)
Stock options exercised                               1         26                                     10          37
Purchase of common stock                                                                              (91)        (91)
Income tax benefits resulting from the
 exercise of non-qualified stock options                        32                                                 32
                                                  -------------------------------------------------------------------
Balance at September 30, 2000                        23        360           317          1,051      (537)      1,214
Net loss                                                                                   (272)                 (272)
Translation adjustment                                                         1                                    1
Change in unrealized gain                                                   (411)                                (411)
                                                                                                               ------
   Total comprehensive income (loss)                                                                             (682)
Cash dividends-common ($.05 per share)                                                       (7)                   (7)
Stock options exercised                                          3                                      1           4
Purchase of common stock                                                                              (84)        (84)
Income tax benefits resulting from the
 exercise of non-qualified stock options                         2                                                  2
                                                  -------------------------------------------------------------------
Balance at September 30, 2001                       $23       $365         $ (93)        $  772     $(620)     $  447
                                                  ===================================================================

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                               Years ended September 30,
                                                                              2001        2000       1999
                                                                            -------     -------    -------
Cash flows from operating activities:
  Operating lease and other leasing receipts                                $ 2,764     $ 2,896    $ 2,960
  Leasing costs, primarily rentals paid                                         (15)        (10)       (14)
  Sale of portfolio                                                               -           -        502
  Sales                                                                         279         467        316
  Sales costs                                                                   (45)       (116)      (105)
  Technology services receipts                                                  161         116         56
  Technology services costs                                                    (111)       (110)       (66)
  Note receivable receipts                                                      323         272         66
  Warrant proceeds                                                              456         470         55
  Other revenue                                                                  50          13         22
  Selling, general and administrative expenses                                 (340)       (384)      (309)
  Interest                                                                     (306)       (351)      (338)
  Income taxes                                                                   (2)        (57)       (12)
                                                                            -------     -------    -------
    Net cash provided by continuing operations                                3,214       3,206      3,133
    Net cash provided by discontinuing operations                                67          12         86
                                                                            -------     -------    -------
    Net cash provided by operating activities before reorganization items     3,281       3,218      3,219
                                                                            -------     -------    -------
Operating cash flows from reorganization items:
  Interest received on cash accumulated because of Chapter 11
    proceeding                                                                    3           -          -
  Professional fees paid for services rendered in connection with
    the Chapter 11 proceeding                                                   (33)          -          -
                                                                            -------     -------    -------
    Net cash used by reorganization items                                       (30)          -          -
                                                                            -------     -------    -------
    Net cash provided by operating activities                                 3,251       3,218      3,219
                                                                            -------     -------    -------

Cash flows from investing activities:
  Equipment purchased for leasing                                            (1,345)     (2,558)    (2,838)
  Investment in service facilities                                                3         (32)       (11)
  Notes receivable                                                             (232)       (626)      (334)
  Equity investments                                                            (56)       (176)       (43)
  Capital expenditures on discontinued operations                              (145)       (433)      (257)
  Other                                                                          43         (25)        22
                                                                            -------     -------    -------
    Net cash used in investing activities                                    (1,732)     (3,850)    (3,461)
                                                                            -------     -------    -------

Cash flows from financing activities:
  Discounted lease proceeds                                                     589         619        341
  Net increase (decrease) in notes and term notes payable                      (553)        639       (301)
  Issuance of senior notes                                                        -         802      1,842
  Maturities and repurchases of senior notes                                   (813)     (1,036)      (924)
  Principal payments on secured debt                                           (419)       (340)      (322)
  Common stock purchased and placed in treasury                                 (84)        (91)       (82)
  Dividends paid on common stock                                                 (7)        (16)       (15)
  Issuance of Prism Communication Services common stock                           -          11          -
  Decrease (increase) in legally restricted cash                                  -          (8)       (16)
  Other                                                                          (4)          6         17
                                                                            -------     -------    -------
    Net cash provided by (used in) financing activities                      (1,291)        586        540
                                                                            -------     -------    -------
Net increase (decrease) in cash and cash equivalents                            228         (46)       298
Cash and cash equivalents at beginning of year                                  315         361         63
                                                                            -------     -------    -------
Cash and cash equivalents at end of year                                    $   543     $   315    $   361
                                                                            =======     =======    =======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED
(in millions)

                                                                     Years ended September 30,
                                                                      2001      2000      1999
                                                                     ------    ------    ------
Reconciliation of earnings (losses) from continuing
operations to net cash provided by operating activities:
Earnings (losses) from continuing operations                         $ (211)   $  216    $   42
Adjustments to reconcile earnings (losses) from continuing
 operations to net cash provided by operating activities
   Leasing costs, primarily
    depreciation and amortization                                     1,288     1,643     1,955
   Leasing revenue, primarily principal portion of
    direct financing and sales-type lease rentals                       958       637       317
   Cost of sales                                                        220       242       641
   Technology services costs, primarily
    depreciation and amortization                                        18        12         5
   Interest                                                              48         3         -
   Income taxes                                                        (132)       64        11
   Principal portion of notes receivable                                257       216        43
   Selling, general, and administrative expenses                        626       148        16
   Warrant proceeds in excess of income                                 103        64        32
   Income tax benefit resulting from the exercise of
    non-qualified stock options                                           2        32        24
   Other expense                                                          -         -       120
   Other, net                                                             3       (71)      (73)
                                                                     ------    ------    ------
     Net cash provided by continuing operations                       3,180     3,206     3,133
     Net cash provided by discontinued operations                        67        12        86
                                                                     ------    ------    ------
     Net cash provided by operating activities
      before reorganization items                                     3,247     3,218     3,219

     Net cash provided by reorganization items                            4         -         -
                                                                     ------    ------    ------
     Net cash provided by operating activities                       $3,251    $3,218    $3,219
                                                                     ======    ======    ======
Supplemental Schedule of Noncash Financing Activities:
   Reduction of discounted lease rentals in lease
    portfolio sale                                                   $    -    $    -    $  100
                                                                     ======    ======    ======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001 and 2000
(in millions except per share data)

NOTE 1

Chapter 11 Proceedings: On July 16, 2001, the company and fifty of its domestic U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 (the "Filing") of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court") (Case No. 01-24795) (the "Reorganization Cases"). The Debtors will continue to manage their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code (see discussion following on the impact of debtor-in-possession status).

The Debtors' subsidiaries located outside of the United States are not included in the petitions. Condensed combined financial statements of the entities in reorganization are presented herein.

Sale of Assets: On November 15, 2001, the company completed the sale of its Availability Solutions business to SunGard Data Systems Inc. ("SunGard") for $825 million in cash (plus approximately $25 million in cash for estimated working capital received in excess of agreed-upon levels) which may be subject to an adjustment pursuant to the sale agreement. The terms of the sale were arrived at pursuant to the auction process approved by the Bankruptcy Court.

The sale included the purchase of assets of the U.S. operations of the Availability Solutions business and the stock of its subsidiaries in the United Kingdom, France and Canada. The sale excluded the purchase of the stock of subsidiaries in Germany and Spain, as well as other identified assets, including Network Services and IT CAP Solutions. The company intends to exit the Availability Solutions businesses of Germany and Spain in fiscal 2002. As of the date of this filing, the company is currently negotiating the sale of its North American IT CAP business as part of its restructuring effort.

Impact of Debtor-in-Possession

Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. Shortly after the Filing, the Debtors began notifying all known or potential creditors of the Filing for the purposes of identifying all pre-petition claims against the Debtors. Subject to certain exceptions under the Bankruptcy Code, the Debtor's Filing automatically enjoined the continuation of any judicial or administrative proceedings against the Debtors. Any creditor actions to obtain possession of property from the Debtors or to create, perfect or enforce any lien against the property of the Debtors are also enjoined. As a result, the creditors of the Debtors are precluded from collecting pre-petition debts without the approval of the Bankruptcy Court. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy during the first half of calendar 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors', approved by the creditors and equity holders, or confirmed by the Bankruptcy Court, or that any plan will be consummated. Currently, the Debtors have the exclusive right to submit a plan of reorganization until March 15, 2002 and the exclusive right to solicit acceptances of its plan until May 15, 2002.

If the Debtors fail to file a plan of reorganization during such period or extension thereof, or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. Acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e. 50 percent of the number and 66-2/3 percent of the dollar amount) of each class of creditors entitled to vote on the plan. The Bankruptcy Court may also confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. At this time, the company cannot predict whether any such plan of reorganization will be approved. Due to the large number and amount of claims, the value of the company's common stock is highly speculative and may ultimately have no value.

Certain pre-petition liabilities have been paid after obtaining the approval of the Bankruptcy Court, including certain wages and benefits of employees, insurance costs and payments to governmental agencies.

Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., real property leases). Unless otherwise agreed, the assumption of a contract will require the company to cure all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Filing, giving the other party to the contract a right to assert a general unsecured claim for damages arising out of the breach. The company cannot determine or reasonably estimate the ultimate liability that may result from rejecting its contracts or the filing of claims for any rejected contract and no provisions have been made for these claims.

The Bankruptcy Court set November 30, 2001 as the last date for most parties to file proofs of claim with respect to pre-petition obligations. Payment terms for these amounts will be established in connection with the Chapter 11 cases. There may be differences between the amounts at which any such liabilities are recorded in the financial statements and the amount claimed by the company's creditors. Significant litigation may be required to resolve any such disputes. On January 3, 2002, the company received a report of the claims filed by the bar date. This report indicated that approximately 5,000 claims totaling $11.1 billion have been filed in the bankruptcy case. The company will be formulating a claims review and administration strategy in the near future. Due to the uncertain nature of many of the claims, the company is unable to project the actual magnitude of such claims with any degree of certainty.

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

NOTE 2
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and in accordance with AICPA Statement of Position ("SOP 90-7") "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the company at historical cost. A plan of reorganization could materially change the amounts currently disclosed in the audited consolidated financial statements. The ability of the company to continue as a going concern (including its ability to meet post-petition obligations of the Debtors) and the appropriateness of using the going concern basis for its audited consolidated financial statements are dependent upon, among other things, (i) the ability of the company to maintain adequate cash on hand, (ii) the ability of the company to generate cash from operations, (iii) confirmation of a plan of reorganization under the Bankruptcy Code, and (iv) the company's ability to achieve profitability following such confirmation.

Pursuant to SOP 90-7, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business are reported in the Consolidated Statement of Earnings (Loss) separately as reorganization items. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the cases or that it is probable that it will be an allowed claim. The balance sheet distinguishes pre-petition liabilities subject to compromise from those liabilities that are not subject to compromise.

Liabilities affected by the plan are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Based upon current facts and circumstances, all of the company's outstanding secured debt as well the unsecured debt of non-Debtors is reflected as liabilities not subject to compromise in the Consolidated Balance Sheets.

Reorganization items are reported separately within the operating, investing and financing categories of the Consolidated Statements of Cash Flows.

NATURE OF OPERATIONS: Comdisco provides global leasing, in sectors such as electronics, telecommunications, pharmaceutical, healthcare, biotechnology, manufacturing and other high technology businesses, which includes the leasing and remarketing of distributed systems, such as PCs, servers, workstations and routers and communications equipment, other equipment leasing and technology lifecycle management services. Through Comdisco Ventures group, it provides equipment leasing and other financing and services to venture capital-backed companies.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

TRANSLATION ADJUSTMENTS: All assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments are deferred as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of earnings
(loss).

INCOME TAXES: The company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is uncertain.

LEASE ACCOUNTING: See Notes 6, 7, and 8 of Notes to Consolidated Financial Statements for a description of lease accounting policies, lease revenue recognition and related costs.

TECHNOLOGY SERVICES: Revenue from continuity contracts is recognized monthly as subscription fees become due. Revenue from other technology services is recognized over the terms of the related contracts or as the service is provided.

CASH AND CASH EQUIVALENTS: Cash equivalents are comprised of highly liquid debt instruments with original maturities of 90 days or less.

CASH - LEGALLY RESTRICTED: Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings, cash and cash equivalents that are security for letters of credit for commitments made primarily to customers of Comdisco Ventures group, and cash and cash equivalents received by the company from non-owned lease portfolios serviced by the company.

INVENTORY OF EQUIPMENT: Inventory of equipment is stated at the lower of cost or market by categories of similar equipment.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. The carrying value of property, plant and equipment is assessed annually and/or when factors indicating an impairment are present. If an impairment is present, the assets are reported at the lower cost of carrying value or fair value.

INVESTMENT IN EQUITY SECURITIES: The company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities classified as available-for-sale are carried at fair value, based on quoted market prices, net of estimated commission expenses, with unrealized gains and losses excluded from earnings (loss) and reported in accumulated other comprehensive income (loss). Equity investments for which there is no readily determinable fair value are carried at cost.

WARRANTS: The company's investments in warrants (received in connection with its lease or other financings) are initially recorded at zero cost and carried in the financial statements as follows:

 .    Warrants that meet the criteria for classification as available-for-sale are carried at fair value based on quoted market prices with unrealized gains excluded from earnings (loss) and reported in accumulated other comprehensive income (loss).

 .    Warrants that do not meet the criteria for classification as a marketable security are carried at zero value.

The proceeds received from the sale or liquidation are recorded as income on the trade date.

EARNINGS (LOSS) PER COMMON SHARE: Earnings (loss) per common share-basic are computed by dividing the net earnings (loss) to common stockholders by the weighted average number of common shares outstanding for the period. Earnings
(loss) per common share-diluted reflect the maximum dilution that would have resulted from the exercise of stock options. Earnings (loss) per common share-diluted are computed by dividing the net earnings (loss) to common stockholders by the weighted average number of common shares outstanding and all dilutive stock options (dilutive stock options are based on the treasury stock method). Anti-dilutive stock options were immaterial for fiscal 2000 and 1999.

STOCK-BASED COMPENSATION: The company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation " issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

RECLASSIFICATIONS: Certain reclassifications have been made in the 1999 and 2000 financial statements to conform to the 2001 presentation.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE: The company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on October 1, 2000. In accordance with the transition provisions of SFAS 133, the company recorded a net-of-tax cumulative-effect adjustment of $2 million in current earnings to recognize at fair value all derivatives that were designated as cash-flow hedging instruments. For the year ended September 30, 2000, prior to the adoption of SFAS No, 133, the company entered into interest rate swap agreements to reduce its exposure to market risks from changing interest rates. For interest rate swaps, the differential to be paid or received was accrued and recognized in interest expense

The company has an on-going program to manage its assets and liabilities. This program includes establishing levels of fixed and floating rate debt, liquidity and duration analysis, monitoring credit quality of the lease portfolio and related account review procedures and oversight of interest rate and foreign exchange hedging policies. This program includes the use of derivatives in certain identifiable situations to manage risk. The company does not speculate on interest rates, but rather manages its portfolio of assets and liabilities to mitigate the impact of interest rate fluctuations. The company does not use derivatives for trading purposes. The company's derivative financial instruments at September 30, 2001 are recorded at fair value, and consist of interest rate swaps (designated as cash flow hedges) and foreign currency exchange contracts (designated as hedges of the net investment of foreign operations).

NOTE 3
DISCONTINUED OPERATIONS

Availability Solutions: The company's technology services business was offered for sale in the third quarter of fiscal 2001 with the sale completed in the first quarter of fiscal 2002 (see Note 1 of Notes to Consolidated Financial Statements). As a result of the sale, the Availability Solutions segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

The estimated loss of disposal for the Availability Solutions business includes wind down costs and asset write downs associated with the company's Germany and Spain subsidiaries which were excluded from the sale to SunGard discussed in
Note 1, as well as wind-down costs and asset write downs associated with the company's Web-Availability Solutions business. For the assets sold to SunGard, the company expects to record a gain on the disposal in the first quarter of fiscal 2002.

Network Services: During the second quarter of fiscal 2001, the network consulting business of the company was discontinued. The network management services segment of the business was transferred to a new provider during the third quarter of fiscal 2001.

Prism Communication Services, Inc.: The company acquired Prism Communication Services, Inc. ("Prism"), a provider of dedicated high-speed connectivity, on February 28, 1999, for a cash purchase of approximately $53 million, of which approximately $45 million was paid in fiscal 1999. From the date of acquisition through September 30, 2001, the company provided Prism with cash totaling $531 million for the expansion of its network and for its operating costs and wind down costs.

On October 2, 2000, the company ceased funding ongoing operations of Prism. As a result of this decision, Prism ceased operations and pursued the immediate sale of its assets.

Following is summary financial information for the company's discontinued operations. In addition to the businesses sold to SunGard, the Availability Solutions information included below also includes the results from the company's Availability Solutions businesses of Germany and Spain (in millions):

                                                                    2001
                                                 Availability    Network
                                                  Solutions      Services    Prism    Total
                                                 ------------------------------------------
Revenue                                              $487          $  9       $ -     $ 496
                                                     ====          ====       ====    =====
Income (loss) from discontinued operations:
  Before income taxes (benefit)                      $ 27           (14)        -     $  13
  Income taxes (benefit)                               13            (5)        -         8
                                                     --------------------------------------
  Net earnings (loss)                                  14            (9)        -         5
Estimated loss on disposal
  Before income tax benefit                           (38)          (38)      (30)     (106)
  Income tax benefit                                  (11)          (15)      (12)      (38)
                                                     --------------------------------------
  Net loss                                            (27)          (23)      (18)      (68)
                                                     --------------------------------------
  Total                                              $(13)         $(32)     $(18)    $ (63)
                                                     ======================================

                                                                  2000

                                              Availability    Network
                                               Solutions      Services    Prism     Total
                                              --------------------------------------------
Revenue                                          $ 480         $  31      $    4    $  515
                                                 =====         =====      ======    ======
Income (loss) from discontinued operations:
  Before income taxes (benefit)                  $  75           (14)     $ (196)   $ (135)
  Income taxes (benefit)                            27            (5)        (76)      (54)
                                                 -----------------------------------------
  Net earnings (loss)                               48            (9)       (120)      (81)
Estimated loss on disposal
  Before income tax benefit                         -             -         (331)     (331)
  Income tax benefit                                -             -         (129)     (129)
                                                 -----------------------------------------
  Net loss                                          -             -         (202)     (202)
                                                 -----------------------------------------
  Total                                          $  48         $  (9)     $ (322)   $ (283)
                                                 =========================================

                                                                  1999

                                              Availability    Network
                                               Solutions      Services    Prism     Total
                                              --------------------------------------------
Revenue                                          $ 410         $  33      $    1    $  444
                                                 =====         =====      ======    ======
Income (loss) from discontinued operations:
  Before income taxes (benefit)                  $  50         $  (5)     $  (35)   $   10
  Income taxes (benefit)                            19            (2)        (13)        4
                                                 -----------------------------------------
  Net earnings (loss)                               31            (3)        (22)        6
Estimated loss on disposal
  Before income tax benefit                         -              -          -          -
  Income tax benefit                                -              -          -          -
                                                 -----------------------------------------
  Net loss                                          -              -          -          -
                                                 -----------------------------------------
  Total                                          $  31            (3)     $  (22)   $    6
                                                 =========================================

Interest expense charged to the discontinued operations of Prism was $29 million and $2 million in 2000 and 1999, respectively. Interest expense for the period subsequent to the measurement date included in the 2000 estimated loss on disposal of $9 million was calculated based on debt attributed to the Prism operations.

The estimated loss on disposal before income taxes of the discontinued operations includes the following (in millions):

                                                                  2001

                                              Availability    Network
                                               Solutions      Services    Prism     Total
                                              --------------------------------------------
Carrying value of net assets in excess of
 anticipated proceeds                            $  33         $  25      $   30    $   88
Expenses of asset disposal and anticipated
 operating loss from the discontinued date
 through the date of disposal                        5            13          -         18
                                                 -----         -----      ------    ------
Loss on disposal before income taxes             $  38         $  38      $   30    $  106
                                                 =====         =====      ======    ======

                                                            2000
                                            Availability   Network
                                             Solutions    Services  Prism  Total
                                            ------------------------------------
Carrying value of net assets in excess of
  anticipated proceeds                         $ -         $ -       $256   $256
Expenses of asset disposal and anticipated
  operating loss from the discontinued date      -           -         75     75
                                               ----        ----      ----   ----
Loss on disposal before income taxes           $ -         $ -       $331   $331
                                               ====        ====      ====   ====

Goodwill related to Prism written off in fiscal 2000, included in the estimated loss on disposal, totaled $52 million.

Expenses of asset disposal and anticipated operating losses represent the company's estimate of operational losses to be incurred and the expected losses from disposition of the operations. Actual losses could differ from those estimates and will be reflected as adjustments in future financial statements. No assurances can be given that the recorded losses will be sufficient to cover the actual operational losses and losses incurred upon asset disposition or winding down of the discontinued operations.

NOTE 4
SALE OF ASSETS

On November 15, 2001, the Company completed the sale of its Availability Solutions business to SunGard Data Systems Inc. ("SunGard") for $825 million in cash (plus approximately $25 million in cash for estimated working capital received in excess of agreed-upon levels) which may be subject to an adjustment pursuant to the sale agreement. The terms of the sale were arrived at pursuant to the auction process approved by the Bankruptcy Court.

The sale included the purchase of assets of the U.S. operations of the Availability Solutions business and the stock of its subsidiaries in the United Kingdom, France and Canada. The sale excluded the purchase of the stock of subsidiaries in Germany and Spain, as well as other identified assets, including Network Services and the IT CAP business. As of the date of this filing, the company is currently negotiating the sale of its North American IT CAP business as part of its restructuring effort.

On March 24, 1999, the company announced a major shift in corporate strategy, focusing on high-margin service businesses and shedding low-margin businesses, including its mainframe and vendor lease portfolios and its medical refurbishing business. In conjunction with this repositioning, the company recorded a pre-tax charge of $150 million, $96 million after tax, or approximately $.59 per share, in the quarter ended March 31, 1999. The components of the pre-tax charge included $100 million associated with the company's plan to exit the mainframe residual leasing business, $20 million to exit the medical refurbishing business and $30 million associated with the realignment of the company's services businesses. As a result of the company's sale of its Availability Solutions business, the company has accounted for $30 million of the charge within discontinued operations. On May 3, 1999, the company announced it had reached an agreement in principle to sell its mainframe computer leasing portfolio. The sale of the mainframe portfolio and the sale of the medical refurbishing business were both concluded in the fiscal quarter ended June 30, 1999. The sale of a majority of the vendor lease portfolio was completed in the quarter ended September 30, 1999.

The primary component of the pre-tax charge for selling its mainframe residual leasing business and its medical refurbishing business was asset write downs, which totaled $90 million and $20 million, respectively. The primary components of the pre-tax charge for realignment of the services business were asset write downs totaling $20 million and lease termination fees totaling $5 million, both as a result of closing facilities. At September 30, 1999, the company had $4 million included in other liabilities related to the charge ($0 at September 30, 2000), consisting of the $150 million pre-tax charge, less asset write downs totaling $130 million, other costs of $15 million and cash payments of $1 million.

NOTE 5
REORGANIZATION ITEMS AND RESTRUCTURING

Reorganization items: Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components are as follows (in millions):

                                2001
                                ----
Professional fees               $ 37
Interest income                   (3)
                                ----
                                $ 34
                                ====

Professional fees relates to legal, investment advisory and other professional services.

Interest income includes interest earned on the company's unrestricted cash balance that would not have been earned if the company had not filed for Chapter 11 protection.

Restructuring costs: During the third quarter of fiscal 2001, the company announced a plan to reduce its use of outside services, non-labor costs, including facilities, and workforce to improve future profitability and enhance strategic opportunities for the company.

In the first phase of the cost-reduction plan, the company reduced its North American workforce by approximately 10 percent or 250 positions. On July 16, 2001, the company announced a further rationalization of costs to enhance the company's competitive position. Accordingly, the company reduced its workforce by approximately 200 positions, more than half of which occurred at the corporate level. At the time, this reduction represented less than 10 percent of its North American workforce. Each of the reductions mentioned above primarily related to management and staff positions within the company's leasing operations. As a result of these reductions, the company incurred a one-time charge of $8 million in the fiscal third quarter ending June 30, 2001. The $8 million is included within selling general and administrative costs. Of the $8 million, approximately $7 million was paid and charged against the accrued liability through September 30, 2001.

The company anticipates further reductions in workforce and additional charges, the range of which remains undetermined.

LEASING

NOTE 6
LEASE ACCOUNTING POLICIES

FASB SFAS No. 13 requires that a lessor account for each lease by either the direct financing, sales-type or operating method.

LEASED ASSETS:

 . Direct financing and sales-type leased assets consist of the present value of the future minimum lease payments plus the present value of the residual (collectively referred to as the net investment). Residual is the estimated fair market value of the equipment on lease at lease termination. In estimating the equipment's fair value at lease termination, the company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The company's estimates are reviewed continuously to ensure realization, however the amounts the company will ultimately realize could differ from the estimated amounts.

 . Operating leased assets consist of the equipment cost, less the amount depreciated to date.

REVENUE, COSTS AND EXPENSES:

 . Direct financing leases - Revenue consists of interest earned on the present value of the lease payments and residual. Revenue is recognized periodically over the lease term as a constant percentage return on the net investment. There are no costs and expenses related to direct financing leases since leasing revenue is recorded on a net basis.

 . Sales-type leases - Revenue consists of the present value of the total contractual lease payments which is recognized at lease inception. Costs and expenses consist of the equipment's net book value at lease inception, less the present value of the residual. Interest earned on the present value of the lease payments and residual, which is recognized periodically over the lease term as a constant percentage return on the net investment, is included in direct financing lease revenue in the statement of earnings (loss).

 . Operating leases - Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term. Costs and expenses are principally depreciation of the equipment. Depreciation is recognized on a straight-line basis over the lease term to the company's estimate of the equipment's fair market value at lease termination, also commonly referred to as "residual" value. In estimating the equipment's fair value at lease termination, the company relies on historical experience by equipment type and manufacturer and, where available, valuations by independent appraisers, adjusted for known trends. The company's estimates are reviewed continuously to ensure realization, however the amounts the company will ultimately realize could differ from the amounts assumed in determining depreciation on the equipment in the operating lease portfolio at September 30, 2001.

 . Initial direct costs related to operating and direct financing leases, including salespersons' commissions, are capitalized and amortized over the lease term into leasing costs and expenses.

NOTE 7
LEASED ASSETS

The components of the net investment in direct financing and sales-type leases as of September 30 are as follows (in millions):

                                                2001                 2000
                                              --------             --------
Minimum lease payments receivable             $  1,809             $  2,400
Estimated residual values                          175                  218
Less: unearned revenue                            (246)                (302)
                                              --------             --------
Net investment in direct financing
  and sales-type leases                       $  1,738             $  2,316
                                              ========             ========

Unearned revenue is recorded as leasing revenue over the lease terms.

Operating leased assets include the following as of September 30 (in millions):

                                                2001                 2000
                                              --------             --------
Operating leased assets                       $  4,401             $  5,067
Less: accumulated depreciation
  and amortization                              (2,136)              (2,111)
                                              --------             --------
Net operating leased assets                   $  2,265             $  2,956
                                              ========             ========

NOTE 8
LEASE PORTFOLIO INFORMATION

The size of the company's lease portfolio can be measured by the cost of leased assets at the date of lease inception. Cost at lease inception represents either the equipment's original cost or its net book value at termination of a prior lease. The following table summarizes, by year of lease commencement and by year of projected lease termination, the cost at lease inception for all leased assets recorded at September 30, 2001 (in millions):

                 Cost at
Year lease        lease            Projected year of lease termination
Commenced       inception     2002      2003       2004      2005     2006+
---------------------------------------------------------------------------
1997
and prior       $  965      $  590    $  286     $   29    $  23    $  37
1998             1,162         646       442         32       13       29
1999             2,068       1,205       379        339      124       21
2000             2,533         347       831        962      333       60
2001             1,415          58       205        803      189      160
--------------------------------------------------------------------------
                $8,143      $2,846    $2,143     $2,165    $ 682    $ 307
                ==========================================================

The following table summarizes the estimated net book value at lease termination for all leased assets recorded at September 30, 2001. The table is presented by year of lease commencement and by year of projected lease termination (in millions):

                     Net book
                     value at
Year lease             lease         Projected year of lease termination
Commenced           termination   2002     2003     2004     2005     2006+
-----------------------------------------------------------------------------
1997
and prior            $  53        $  38    $  13    $   -    $  1     $  1
1998                   149           83       64        2       -        -
1999                   239          145       53       36       4        1
2000                   264           24       73       99      66        2
2001                   127            6       20       70      17       14
-----------------------------------------------------------------------------
                     $ 832        $ 296    $ 223    $ 207    $ 88     $ 18
                     ========================================================

LIQUIDITY
---------

NOTE 9
FUTURE CONTRACTUAL CASH FLOWS

Presented below is a summary of future noncancelable lease rentals on owned equipment, future technology services revenue, including noncancelable continuity contracts, and maturities of notes receivable (collectively, "cash in-flows").

The summary presents expected cash in-flows due in accordance with the contractual terms in existence as of September 30, 2001 (in millions).

                                                                            Years ending September 30,
                                                    2002     2003     2004     2005    2006+     Total
                                                   ------   ------   ------   ------   -----    ------

Expected future cash in-flows:
Operating leases-leasing                           $  762   $  442   $  249   $   50   $   12   $1,515
Operating leases-Comdisco Ventures group              253      179       61        4      --       497
Notes receivable-Comdisco Ventures group              254      171       32        2      --       459
Direct financing and sales-type
  leases-leasing                                      873      521      278       77       60    1,809
Technology services - continuing operations            56       40       21       13      --       130
Availability Solutions - discontinued operations      394      272      158       85       78      987
                                                   ------   ------   ------   ------   ------   ------
Total                                              $2,592   $1,625   $  799   $  231   $  150   $5,397
                                                   ======   ======   ======   ======   ======   ======

See Note 3 of Notes to Consolidated Financial Statements for discussion of the sale of Availability Solutions business. As a result of this sale, contractual cash flows subsequent to the sale will be due SunGard.

FINANCING
---------

NOTE 10
INTEREST-BEARING LIABILITIES

On April 3, 2001, the company drew down approximately $880 million of committed loan facilities for general corporate purposes, including the retirement of commercial paper obligations as they became due. The committed facilities involved in the transaction include the $550 million global credit facility and the $525 million multi-option facility. These loans bore interest rates ranging from 5.91% to 5.99% at September 30, 2001.

In connection with the Filing, the company obtained a two-year, $450 million DIP facility led by Citibank, N.A., as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, and Heller Financial, Inc. as Documentation Agent. The DIP facility was arranged by Salomon Smith Barney Inc. and J.P. Morgan Securities Inc. The DIP facility is secured by substantially all of the company's assets. The DIP facility includes a credit line of up to $450 million, bearing interest at LIBOR plus 300 basis points or at Citibank's base rate plus 200 basis points. $100 million of the secured DIP facility has been reserved specifically to support international operations.

As a result of Filing, no principal or interest payments were made on any of the Debtor's pre-petition unsecured debt after July 15, 2001. Any plan of reorganization defining the repayment terms must be approved by the Bankruptcy Court.

In connection with the DIP facility, the company paid an arrangement and structure fee of $9 million or 2% of the credit line. The company is also required to pay a fifty basis point annual unused line fee and annual administration and collateral monitoring fees, as defined in the agreement.

As of December 11, 2001, the company did not have an outstanding balance under the DIP facility. The company is evaluating its need for the DIP Facility and is seeking additional sources of liquidity for fiscal 2002.

Interest rates noted below were calculated based upon contractual interest owed. Interest-bearing liabilities include the following (in millions):


                   At September 30, 2001        Average         At September 30, 2000         Average
                   -----------------------   -----------------  -----------------------    ---------------
                     Balance       Rate      Balance    Rate       Balance      Rate       Balance    Rate
                   ----------    ---------   -------    ----    ------------   --------    -------    ----



Notes payable:
  Credit lines and loan
   participation contracts    $ 1,068    5.78%    $   797    5.95%   $   729   6.44%   $   491   5.77%
  Commercial paper                 28    5.01%        454    6.17%       585   6.64%       567   5.87%
Term notes                        360    3.82%        585    6.03%       695   6.58%       596   6.69%
Senior notes                    2,639    7.00%      2,924    7.21%     3,452   6.92%     3,629   6.72%
Discounted lease rentals          964    6.86%        991    7.58%       794   6.82%       579   5.59%
                              -------    -----    -------    -----   -------   -----   -------   -----
                              $ 5,059    6.48%    $ 5,751    7.06%   $ 6,255   6.79%   $ 5,862   6.44%
                              =======    =====    =======    =====   =======   =====   =======   =====


The changes in financing activities for the years ended September 30 were as follows (notes payable changes are shown net; in millions):

                                                  2001
                            Outstanding                 Maturities   Outstanding
                             beginning                     and           end
                              of year      Issuances   repurchases     of year
                            -----------    ---------   -----------   -----------
Notes payable:
  Credit lines and loan
   participation contracts  $       729    $      -    $       339   $     1,068
  Commercial paper                  585           -           (557)           28
Term notes                          695           -           (335)          360
Senior notes                      3,452           -           (813)        2,639
Discounted lease rentals            794          589          (419)          964
                            -----------    ---------   -----------   -----------
                            $     6,255    $     589   $    (1,785)  $     5,059
                            ===========    =========   ===========   ===========

                                                  2000
                            Outstanding                 Maturities   Outstanding
                             beginning                     and           end
                              of year      Issuances   repurchases     of year
                            -----------    ---------   -----------   -----------
Notes payable:
  Credit lines and loan
   participation contracts  $       369    $     360   $        -    $       729
  Commercial paper                  451          134            -            585
Term notes                          550          145            -            695
Senior notes                      3,686          802        (1,036)        3,452
Discounted lease rentals            515          619          (340)          794
                            -----------    ---------   -----------   -----------
                            $     5,571    $   2,060   $    (1,376)  $     6,255
                            ===========    =========   ===========   ===========

The annual maturities of all interest-bearing liabilities at September 30, 2001 are shown in the table below. Amounts included in fiscal year 2001 represent unsecured debt that was not paid during fiscal year 2001 as a result of the Filing (amounts in millions)



                            2001     2002     2003     2004     2005     2006    Total
                           ------   ------   ------   ------   ------   ------   ------
Notes payable:
  Credit lines and
    loan participation
    contracts ..........   $   --   $  687   $  355   $   26   $   --   $   --   $1,068
  Commercial paper .....       28       --       --       --       --       --       28
Term notes .............       --      279       81       --       --       --      360
Senior notes ...........      485    1,407      747       --       --       --    2,639
Discounted lease rentals       --      486      344      113       18        3      964
                           ------   ------   ------   ------   ------   ------   ------
                           $  513   $2,859   $1,527   $  139   $   18   $    3   $5,059
                           ======   ======   ======   ======   ======   ======   ======

NOTES PAYABLE: The company no longer has access to its domestic and international credit lines as a result of the violation of certain debt covenant terms. As a result of the Filing, principal and interest payments on outstanding unsecured debt obligations of the Debtors were stayed, which nonpayment, in turn, resulted in a default under its credit lines. Nondebtor subsidiaries continue to make principal and interest payments on their debt obligations under these facilities. The company had the following unsecured bank lines outstanding in the United States and foreign countries at September 30, (amounts in millions):


                                2001     2000
                               ------   ------

Total credit lines:
  Committed                    $1,071   $1,372
  Uncommitted                       9      248
                               ------   ------
                               $1,080   $1,620
Utilized at September 30:

  Committed                    $1,071   $  915
  Uncommitted                       9       44
                               ------   ------
    Total credit lines          1,080      959
                               ------   ------
Loan participation contracts
  and other bank borrowings        16      355
                               ------   ------
    Total notes payable        $1,096   $1,314

Credit lines available at
September 30                   $   --   $  661
                               ======   ======
Maximum amount outstanding
  at any month end             $1,288   $1,537
                               ======   ======

COMMITTED LINES: There are no compensating balance requirements on any of the committed lines. At September 30, 2001, the company had $1.1 billion outstanding under its committed lines.

The multi-option revolving credit agreements and the global revolving credit agreements (collectively, the "Facilities") permitted the company to borrow in U.S. dollars or in other currencies, on a revolving credit basis. Interest rates on debt outstanding under the Facilities are negotiated at the time of the borrowings based either on "bid rates" from the participating banks. The Facilities call for the company to pay a weighted average annual fee of ten basis points per annum on the total committed amount.

UNCOMMITTED LINES AND LOAN PARTICIPATION CONTRACTS: In addition to the committed lines, the company maintained various domestic and international lines of credit for short-term debt with banks under which the company could borrow on an unsecured basis on such terms as the company and banks may mutually agreed. The majority of these arrangements did not have maturity dates, and could be withdrawn at the banks' option. There are no fees or compensating balances associated with either the uncommitted lines or the loan participation contracts.

TERM NOTES: At September 30, 2001, the company had $360 million of receivable-backed commercial paper.

DISCOUNTED LEASE RENTALS: The company utilizes its lease rentals receivable and underlying equipment in leasing transactions as collateral to borrow from financial institutions at fixed rates on a nonrecourse basis. In return for this secured interest, the company receives a discounted cash payment. In the event of a default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the company. Proceeds from discounting are recorded on the balance sheet as discounted lease rentals; as lessees make payments to financial institutions, lease revenue (i.e., interest income on direct financing and sales-type leases and rental revenue on operating leases) and interest expense are recorded. Discounted lease rentals are reduced by the interest method.

Future minimum lease payments and interest expense on leases that have been discounted as of September 30, 2001 are as follows (in millions):

                         Rentals
                          to be
                        received        Discounted
Years ending          by financial         lease           Interest
September 30,         institutions        rentals           expense
-------------         ------------      ----------         --------
2002                     $  536            $486               $50
2003                        365             344                21
2004                        118             113                 5
2005                         19              18                 1
2006                          3               3                -
                         ------            ----               ---
                         $1,041            $964               $77
                         ======            ====               ===

Interest expense on discounted lease rentals was $75 million, $32 million, and $38 million in fiscal 2001, 2000 and 1999, respectively.

INTEREST RATE SWAP AGREEMENTS AND OTHER DERIVATIVE FINANCIAL INSTRUMENTS: The company is a party to interest rate and cross-currency interest rate swap agreements and other financial instruments in order to limit its exposure to a loss resulting from adverse fluctuations in foreign currency exchange and interest rates. Interest rate swap contracts generally represent the contractual exchange of fixed and floating rate payments of a single currency. Cross-currency interest rate swap contracts generally involve the exchange of payments which are based on the interest reference rates available at the inception of the contract on two different currency notional balances that are exchanged. The principal balances are re-exchanged at an agreed upon rate at a specified future date. Credit and market risk exist with respect to these instruments.

The following table presents the contract or notional (face) amounts outstanding and the fair value of the contracts based generally on their termination values at September 30 (amounts in millions):

                                       2001                    2000
                                Notional      Fair      Notional      Fair
                                 amount       value      amount       value
                                --------      -----     --------      -----
Interest rate swap
 agreements                      $95            $2         $477         $ -
Cross-currency interest
  rate swap agreements             2            (2)          87           (5)
Forwards                           8             2           74           11

The impact of these contracts for fiscal 2001 was a decrease of $9 million to interest expense. The impact of these contracts on interest expense for fiscal years 2000 and 1999 was immaterial. The average notional amount outstanding of the floating rate to fixed rate contracts in fiscal 2001 was $56 million, with an average pay rate of 6.55% and an average receive rate of 6.10%. The average notional amount outstanding of the fixed rate to floating rate contracts in fiscal 2001 was $239 million, with an average pay rate of 6.41% and an average receive rate of 6.47%. The company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. Although contract or notional amounts provide one measure of the volume of these transactions, they do not represent the amount of the company's exposure to credit risk. The amounts subject to credit risk (arising from the possible inability of the counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties' obligation(s) exceed the obligation(s) of the company. The company attempts to limit credit risk through credit approvals, limits and monitoring procedures.
Note 16 of Notes to Consolidated Financial Statements below provides details about the company's fair value of financial instruments.

The company has issued letters of credit totaling $27 million at September 30, 2001, to the landlords of the company's customers, principally Comdisco Ventures group, for the guarantee of their leases. The letters of credit are substantiated by restricted cash.

NOTE 11
LIABILITIES SUBJECT TO COMPROMISE

The principal categories of obligations classified as liabilities subject to compromise to unrelated parties under Chapter 11 Cases are identified below. The liabilities subject to compromise included in the company's financial statements may vary significantly from the stated amount of proofs of claim that have been filed with the Bankruptcy Court and may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. The Bankruptcy Court set November 30, 2001 as the last date for parties to file proofs of claim with respect to pre-petition obligations. Payment terms for these amounts will be established in connection with the Chapter 11 cases. On January 3, 2002, the company received a report of the claims filed by the bar date. This report indicated that approximately 5,000 claims totaling $11.1 billion have been filed in the bankruptcy case. The company will be formulating a claims review and administration strategy in the near future. Due to the uncertain nature of many of the claims, the company is unable to project the actual magnitude of such claims with any degree of certainty.

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings as of September 30, 2001 are listed below (in millions):

Notes  payable                     $  917
Senior notes                        2,639
Accounts  payable                      19
Other  liabilities

  Accrued interest                     83
  Other accrued expenses               25
                                   ------
                                   $3,683
                                   ======

NOTES PAYABLE: Notes payable subject to compromise include $28 million of commercial paper, $880 million of committed loan facilities which the company drew down on April 3, 2001 and $9 million of other bank borrowings.

SENIOR NOTES: Senior notes subject to compromise include the following at September 30, 2001 (amounts in millions):


Medium term notes (6.20% to 9.50%)               $  505
6.130% Senior Notes due 2001                        267
6.375% Senior Notes due 2002                        250
6.000% Senior Notes due 2002                        345
5.950% Senior Notes due 2002                        345
7.250% Senior Notes due 2002                        257
6.125% Senior Notes due 2003                        194
9.500% Senior Notes due 2003                        476
                                                 ------
    Total senior notes                           $2,639
                                                 ======

Approximately $218 million of the medium term notes referenced above were scheduled to mature at various dates in fiscal 2001 subsequent to the Filing.

During fiscal 2001, the company's $275 million of Mandatory Par Put Remarketed Securities-type senior debentures (MOPPRS) were called. The call was stayed as a result of the Filing. Included in accrued interest subject to compromise is $10 million associated with the call.

As a result of the Reorganization Cases, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest on pre-petition unsecured debt has not been accrued after the Petition Date. Contractual interest not recorded on unsecured pre-petition debt totaled $50 million for the year ended September 30, 2001. Nondebtor subsidiaries continue to make principal and interest payments on their debt obligations under these facilities.

OTHER FINANCIAL INFORMATION
---------------------------

NOTE 12
RECEIVABLES

Receivables include the following as of September 30 (in millions):

                                                  2001      2000
                                                -------   -------
Notes                                            $ 463    $  724
Accounts                                           286       321

Unsettled equity transactions                        -        67
Income taxes                                        36        15
Other                                              104       118
                                                 -----    ------
Total receivables                                  889     1,245

Allowance for credit losses                       (302)     (119)
                                                 -----     ------
Total                                            $ 587     $1,126
                                                 =====     ======

NOTES: The company provides loans to privately held venture capital-backed companies in networking, optical networking, software, communications, Internet-based and other industries. The company's loans are generally structured as equipment loans or subordinated loans.

At September 30, 2001 and 2000, Comdisco Ventures group had notes receivable of approximately $432 million and $697 million, respectively. As part of a venture note transaction, the company receives warrants to purchase an equity interest in its customer, or a conversion option, in each case at a stated exercise price based on the price paid by other venture capitalists. Loans provide current income from interest and fees.

Contractual maturities of total notes receivables as of September 30, 2001, were as follows: 2002 - $254 million; 2003 - $171 million; 2004 - $32 million; 2005 -
$2 million. Actual cash flows will vary from contractual maturities due to prepayments and charge-offs.

ALLOWANCE: The allowance for credit losses includes management's estimate of the amounts expected to be lost on specific accounts and for losses on other as of yet unidentified accounts included in receivables at September 30, 2001, including estimated losses on future noncancelable lease rentals and subscription fees, net of estimated recoveries from remarketing of related leased equipment. In estimating the reserve component for unidentified losses within the receivables and lease portfolio, management relies on historical experience, adjusted for any known trends, including industry trends, in the portfolio.

Changes in the allowance for credit losses (combined notes and accounts receivable) for the year ended September 30 were as follows (in millions):

                                         Consolidated          Comdisco Ventures group
                                       ------------------      -----------------------
                                       2001   2000   1999      2001      2000     1999
                                       ----   ----   ----      ----      ----     ----
Balance at beginning of year           $119   $ 38   $ 22      $ 95      $ 17     $  6
Provision for credit losses             510    141     36       365       105       23
Net credit losses                      (327)   (60)   (20)     (258)      (27)     (12)
                                       ----   ----   ----      ----      ----     ----
Balance at end of year                 $302   $119   $ 38      $202      $ 95     $ 17
                                       ====   ====   ====      ====      ====     ====

NOTE 13
INCOME TAXES

The geographical sources of earnings (loss) from continuing operations before income taxes were as follows (in millions):

                              2001     2000     1999
                            ------------------------
United States               $(354)    $ 268    $   2
Outside United States           9        69       63
                            -----     -----    -----
                            $(345)    $ 337    $  65
                            =====     =====    =====


Cumulative unremitted earnings of foreign operations amounting to $207 million after foreign taxes at September 30, 2001, were expected by management to be reinvested. Accordingly, no provision has been made for additional U.S. taxes which would be payable if such earnings were to be remitted to the parent company as dividends. The amount of U.S. taxes, if any, are impracticable to determine.

Income taxes included in the consolidated statements of earnings (loss) were as follows (in millions):

                             2001      2000     1999
                            ------------------------
Continuing operations       $(134)    $ 121     $ 23
Discontinued operations       (30)     (183)       4
                            -----     -----    -----
                            $(164)    $ (62)    $ 27
                            =====     =====     ====


The components of the income tax provision (benefit) charged (credited) to continuing operations were as follows (in millions):

                             2001      2000     1999
                            ------------------------
Current:
  Inside United States      $ (25)    $  87     $ 13
  Outside United States        16         6       13
                            -----     -----    -----
                               (9)       93       26
Deferred:
  Inside United States       (115)       11      (12)
  Outside United States       (10)       17        9
                            -----     -----    -----
                             (125)       28       (3)
                            -----     -----    -----
                            $(134)    $ 121     $ 23
                            =====     =====    =====

The reasons for the difference between the U.S. Federal income tax rate and the effective income tax rate for earnings (loss) were as follows:

                                     2001            2000           1999
                                   ----------------------------------------
U.S. Federal income
  tax rate                          (35.0)%          35.0 %         35.0 %
Increase (reduction)
  resulting from:
  State income taxes, net
    of U.S. Federal tax
    Benefit                          (4.0)            3.2            0.7
  Foreign income tax rate
    differential                      1.4             0.9            2.8
  Tax effect of foreign
    losses utilized                  (0.6)           (1.1)          (2.2)
   Other, net                        (0.7)           (2.0)          (0.3)
                                   ------            ----           ----
                                    (38.9)%          36.0 %         36.0 %
                                   ======            ====           ====

Deferred tax assets and liabilities at September 30, 2001 and 2000 were as follows (in millions):

                                     2001            2000
                                   -----------------------
Deferred tax assets (liabilities):
Foreign loss carryforwards         $   12           $  15

U.S. net operating loss
  carryforwards                       229              14

U.S. tax credit carryforwards         113             144

Deferred income                        50              49

Deferred expenses                     141             151

Other, net                             65              92

Lease accounting                     (577)           (566)

Other comprehensive income             (2)           (234)

Foreign                               (33)            (43)
                                   ------           -----
Gross deferred tax liabilities         (2)           (378)
Less: valuation allowance             (23)            (26)
                                   ------           -----
Net deferred tax liabilities       $  (25)          $(404)
                                   ======           =====

For financial reporting purposes, the company has approximately $47 million of foreign net operating loss carryforwards, most of which have no expiration date. The company has recognized a valuation allowance of $12 million to offset this deferred tax asset. The remaining valuation allowance relates to net operating losses of Prism. The utilization of these net operating losses is limited.

During fiscal 2001, changes in the valuation allowance primarily related to decreases in exchange rates and tax rates.

At September 30, 2001, the company has available for U.S. Federal income tax purposes, the following carryforwards (in millions):

   Year           Net
 scheduled     operating
 to expire       loss
----------     ---------
2004            $    2

2005                 5

2006                 3

2013                37

2014                22

2018                29

2020                21

2021               501
                ------
                $  620
                ======

For U.S. Federal income tax purposes, the company has approximately $113 million of alternative minimum tax ("AMT") credit carryforwards available to reduce regular taxes in future years. AMT credit carryforwards do not have an expiration date.

As of September 30, 2001 there were no known ownership changes in the company's shares of common stock that aggregated to a 50% or more shift in ownership of the company. Should such a change occur, a material limitation, as determined under Section 382 of the Internal Revenue Code, could be imposed on the company's ability to utilize its U.S. Net Operating Loss carryforwards and AMT credit carryforwards. Management currently believes sufficient certainty exists regarding the realization of substantial portions of the U.S. deferred tax asset items and that the current valuation allowance is adequate.

The company is currently undergoing a routine audit by the Internal Revenue Service (the Service) for fiscal years 1996 through 2000. The Service is also estimating an assessment amount to file with the U.S. Bankruptcy court as a protective claim for Federal Income Taxes that it believes the Company could owe, if any, at the conclusion of their audit. Should the Service file a claim it would not necessarily represent a final determination of Federal taxes against the company. As of September 30, 2001 no material assessments or claims have been made by the Service.

The company also undergoes audits by foreign, state and local tax jurisdictions. As of September 30, 2001, no material assessments have been made by these tax authorities.

NOTE 14
EQUITY SECURITIES

The company provides financing to privately held companies, in networking, optical networking, software, communications, Internet-based and other industries through the purchase of equity securities. Substantially all of these investments are made by Comdisco Ventures group. For equity investments which are non-quoted investments, the company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The company identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired. Impairments in equity securities totaled $129 million and $7 million during fiscal 2001 and fiscal 2000, respectively. During fiscal year 2001, certain of these investments in privately held companies became available-for-sale securities when the issuers completed initial public offerings.

Comdisco Ventures group public holdings were as follows (in millions):

                                            Gross           Gross
                                          unrealized     unrealized       Market
                                Cost        gains          losses          value
                              -------     ----------     ----------       ------

September 30, 2001              $ 1         $  1             $ -            $  2
September 30, 2000               34          653              (4)            683

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated other comprehensive income (loss). Net realized gains from the sale of equity investments were $99 million, $233 million and $1 million in fiscal 2001, 2000 and 1999, respectively. Gross realized gains from the sale of equity securities were $101 million, $252 million, and $9 million in fiscal years 2001, 2000 and 1999, respectively. Net realized gains are included in Other revenue.

The company records the proceeds received from the sale or liquidation of warrants received in conjunction with its lease or other financings as income on the trade date. These gains were $254 million, $215 million and $75 million in fiscal 2001, 2000 and 1999, respectively. These amounts are included in Other revenue.

NOTE 15
PREFERRED STOCK

There are 100,000,000 authorized shares of preferred stock - $.10 par value, of which none were outstanding at September 30, 2001. The Board of Directors establishes and designates the series and fixes the number of shares and the relative rights, preferences and limitations of the respective series.

On November 4, 1997, the Board of Directors of the company adopted a new shareholder rights plan (the "New Rights Plan") to replace the company's existing plan, which expired on November 17, 1997. Under the New Rights Plan, shareholders of record on November 17, 1997 received a dividend distribution of one preferred stock purchase right for each share of the company's common stock then held. Like the shareholder rights plan it replaced, the New Rights Plan continues the company's policy of ensuring fair value to all shareholders in the event of an unsolicited takeover offer for the company. The New Rights Plan was amended in May, 2000 to reflect the company's tracking stock structure and will expire on November 17, 2007. The New Rights Plan is incorporated by reference in the company's Form 8-K filed with the SEC on June 14, 2000.

At a special meeting of stockholders on April 20, 2000, the company's stockholders authorized the company to amend and restate its current certificate of incorporation. The Amended and Restated Certificate of Incorporation designated 200,000 shares of the authorized and unissued shares of preferred stock as Series C Junior Participating Preferred Stock and an additional 200,000 shares of the authorized and unissued shares of preferred stock as Series D Junior Participating Preferred Stock. See Note 16 for further detail of the special meeting of stockholders on April 20, 2000.

NOTE 16
COMMON STOCK

On February 2, 1998, the company announced that 106 senior managers of the company purchased over six million shares of the company's common stock for approximately $109 million. Under the voluntary Shared Investment Plan ("SIP"), the senior managers took out full recourse, personal loans to purchase the shares. The company has guaranteed repayment of the loans in the event of default. The purchased shares represented over 4% of the then current total shares outstanding. On May 2, 2001, the Board of Directors resolved that if there is an acceleration of the loans and the company is required to make payments on the loans, the company would defer, but does not presently intend to forgive, collection from SIP participants on the loan guarantee until after March 31, 2002.

On May 2, 2001, the Board of Directors voted to suspend the payment of quarterly dividends on the company's common stock until the company's liquidity and capital position warrants the resumption of dividend payments. In addition, the DIP facility limits the ability of the company to pay dividends.

At a special meeting of stockholders on April 20, 2000, the company's stockholders approved the company's tracking stock proposal, which authorized the company to amend and restate its current certificate of incorporation to increase the total authorized shares of common stock from 750,000,000 to 1,800,000,000; authorized the Board of Directors to issue common stock in multiple series, with the initial two series of common stock being Comdisco stock and Comdisco Ventures group stock; and reclassified each outstanding share of existing common stock as one share of Comdisco stock. No Comdisco Ventures stock has been issued to date.

The Comdisco stock share amounts for basic and diluted earnings (loss) per share calculations were as follows:



                                          2001          2000          1999
                                        ------------------------------------

Average shares issued                   225,366       224,259       222,454
Average shares held in treasury         (74,120)      (72,374)      (70,376)
                                        ------------------------------------
Basic shares outstanding                151,246       151,885       152,078

Stock options                                 -         9,897         9,709
                                        ------------------------------------
Diluted shares outstanding              151,246       161,782       161,787
                                        ====================================

In fiscal 2001, options on 15,256,845 shares were not included in the calculation of the diluted shares outstanding because their effects would be antidilutive.

There are no adjustments to net earnings to common stockholders for basic and diluted earnings per share calculations for any of the years ended September 30, 2001, 2000 and 1999.

During fiscal 2001 and 2000, the company entered into a series of forward purchase transactions on its Comdisco stock. These transactions are settled by paying cash for the forward purchase amount and receiving the underlying shares of Comdisco stock, or on a net basis in shares of the company's Comdisco stock.

Information on these forward transactions is as follows (in millions except per share data):

                                                              2001                                     2000
                                                                        Average                                 Average
                                                                     forward price                           forward price
                                               Amount     Shares       per share        Amount     Shares      per share
                                              ------------------------------------     -----------------------------------
Transactions in place at September 30          $   -          -         $    -          $  80         3        $ 28.42
Settlements during the fiscal year                84          3          29.89             91         4          20.41

Components of other comprehensive earnings (loss) consists of the following (in millions):


                                                                  2001        2000        1999
                                                                -------      ------      ------
Foreign currency translation adjustments                         $   1       $ (64)      $ (21)

Unrealized gains (losses) on derivative instruments                  4           -           -

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period                                              (295)        945         228
  Reclassification adjustment for gains
   included in earnings before
   income taxes (benefit)                                         (353)       (448)        (76)
                                                                 -----       -----       -----
Net unrealized gains (losses), before
  income taxes (benefit)                                          (648)        497         152
Income taxes (benefit)                                            (233)        174          60
                                                                 -----       -----       -----
Net unrealized gains (losses)                                     (415)        323          92
                                                                 -----       -----       -----
Other comprehensive income (loss)                                 (410)        259          71
Net earnings (loss)                                               (272)        (67)         48
                                                                 -----       -----       -----
Total comprehensive income (loss)                                $(682)      $ 192       $ 119
                                                                 =====       =====       =====

Accumulated other comprehensive income (loss) presented below and in the accompanying balance sheets consists of the accumulated net unrealized loss on foreign currency translation adjustments, the accumulated net unrealized gain on available-for-sale securities and the unrealized gain on derivative instruments (in millions):

                                                            Unrealized
                                          Foreign            gain on          Unrealized           Accumulated
                                          currency          available-          gain on               other
                                         translation         for-sale          derivative         comprehensive
                                         adjustment         securities        instruments         income (loss)
                                         -----------        -----------       -----------         -------------
Balance at September 30, 1998              $ (13)             $   -              $  -                $  (13)
Pretax amount                                (21)               152                 -                   131
Income taxes                                   -                 60                 -                    60
                                           -----              -----              ----                ------
Balance at September 30, 1999                (34)                92                 -                    58
Pretax amount                                (64)               497                 -                   433
Income taxes                                   -                174                 -                   174
                                           -----              -----              ----                ------
Balance at September 30, 2000                (98)               415                 -                   317
Pretax amount                                  1               (648)                6                  (641)
Income taxes                                   -               (233)                2                  (231)
                                           -----              -----              ----                ------
Balance at September 30, 2001              $ (97)             $   -              $  4                $  (93)
                                           =====              =====              ====                ======

NOTE 17
EMPLOYEE BENEFIT PLANS

The company has a profit sharing plan which, together with the Employee Stock Ownership Plan (the "Plans"), covers substantially all domestic employees. Company contributions to the Plans are based on a percentage of employees' compensation, as defined. Benefits are accumulated on an individual employee basis.

The company's stock option plans provide for the granting of incentive stock options and/or nonqualified options to employees and agents to purchase shares of common stock.

Additionally, under the 1999 Non-Employee Directors' Stock Option Plan, each October 1, each individual who is a Non-Employee Director during the fiscal year shall automatically be granted an option for 9,450 shares of the company's common stock at the then fair market value.

Under the 1996 Deferred Fee Option Plan, each Non-Employee Director received 2,898 shares on October 1, 2000 at an option price of $1.00.

The company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Had compensation cost for the company's stock option plans been determined consistent with FASB SFAS No. 123 ("FAS 123"), the company's net earnings (loss) available to common stockholders and earnings (loss) per common and common equivalent share would have been reduced to the pro forma amounts indicated below (in millions except per share data):


                                    2001          2000         1999
                                   ------        ------       ------
Net earnings (loss) to
  common stockholders
  As reported                      $ (272)       $ (67)        $ 48
  Pro forma                          (280)         (76)          42
Earnings (loss) per
  common share:
  As reported-basic                $(1.80)       $(.44)        $.32
  Pro forma-basic                   (1.85)        (.50)         .27
  As reported-diluted               (1.80)        (.41)         .30
  Pro forma-diluted                 (1.85)        (.47)         .26

Under the stock option plans, the exercise price of each option equals the market price of the company's common stock on the date of grant. For purposes of calculating the compensation cost consistent with FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000 and 1999, respectively: dividend yield of 0%, 1.0% and 1.0%; expected volatility of 116%, 49% and 40%; risk free interest rates of 5.43%, 5.51% and 5.26%; and expected lives of five years.

Additional information on shares subject to options is as follows (in thousands except weighted-average exercise price):

                                                      2001                           2000                          1999
                                             ---------------------------   ----------------------------   -------------------------
                                                            Weighted-                       Weighted-                   Weighted-
                                               Number        average        Number           average        Number       average
                                             of shares    exercise price   of shares     exercise price   of shares  exercise price
                                             ---------    --------------   ---------     --------------   ---------  --------------
Outstanding at beginning of year               15,618          $12           16,977            $10          17,983        $ 7
Granted                                         7,675           16            3,839             18           5,001         15
Exercised                                        (838)           6           (4,254)             8          (5,198)         7
Forfeited                                      (7,198)          12             (944)            10            (809)         9
                                               ------          ---           ------            ---          ------        ---
Outstanding at the end of the year             15,257          $14           15,618            $12          16,977        $10
Options exercisable at year-end                10,898          $12           11,207            $10          11,930        $ 8
Weighted-average fair value of options
  granted during the year                      $13.22                         $8.35                          $5.46

The following table summarizes information about stock options outstanding at September 30, 2001 (number of shares in thousands):

                     Options outstanding                   Options exercisable
            --------------------------------------      ------------------------
                           Weighted-
                            average      Weighted-                     Weighted-
                           remaining      average                       average
               Number     contractual    exercise         Number       exercise
             of shares       life          price        of shares        price
            ----------    -----------    ---------      ---------      ---------
$0 to 6       2,024        2.4 years         $ 4           2,024            $6
$6 to 10      2,681        4.6 years           8           2,681             8
$10 to 16     5,148        7.8 years          13           2,858            13
$16 to 30     5,404        7.6 years          23           3,335            20
             ------        ---------         ---          ------           ---
             15,257        6.4 years         $14          10,898           $12

NOTE 18
FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the company's financial instruments are as follows (in millions):

                                                                       2001                    2000
                                                             Carrying        Fair      Carrying      Fair
                                                              amount         value      amount       value
                                                             ---------      -------    --------     -------
Assets:
Cash and cash equivalents                                      $ 543        $  543      $ 315           315
Equity securities                                                138           138        899           899
Notes receivable                                                 463           463        724           724
Liabilities not subject to compromise:
Notes payable                                                    179           179      1,314         1,314
Term notes, senior notes and discounted lease rentals          1,324         1,350      4,941         4,738
Liabilities subject to compromise:
Notes payable                                                    917           N/A          -             -
Senior notes                                                   2,639           N/A          -             -

Off-balance sheet financial instruments:

Interest rate swap agreements                                      2             2          -             -
Cross-currency interest rate swap agreements                      (2)           (2)         -            (5)
Forwards                                                           2             2          -            11

Fair values were determined as follows:

The carrying amounts of cash and cash equivalents, and notes payable, not subject to compromise, approximates fair value because of the short-term maturity of these instruments.

Equity instruments are based on quoted market prices for available-for-sale securities, and, for non-quoted equity instruments, based on the lower of management's estimates of fair value or cost. The company's investment in warrants of public companies were valued at the bid quotation.

Notes receivable are estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar business profiles.

The fair value of term notes, senior notes and discounted lease rentals, not subject to compromise, was estimated based generally on quoted market prices for the same or similar instruments or on current rates offered the company for similar debt of the same maturity.

For liabilities subject to compromise, it was not practicable to estimate the fair value due to the Filing.

Off-balance sheet financial instruments were estimated by obtaining quotes from brokers.

NOTE 19

QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal years ended September 30, 2001 and 2000, is as follows (in millions except per share data):

                                                                                 Quarter ended
                                                    December 31,        March 31,          June 30,            September 30,
                                                   2000     1999     2001     2000     2001        2000      2001       2000
                                                  ------   ------    -----   ------   ------      ------    -------    ------
Total revenue                                     $  788   $  756   $  824   $  889   $  585      $  810    $   509    $  901
Earnings (loss) from continuing
 operations                                       $   86   $   46   $  (11)  $   58   $ (168)     $   50    $  (119)   $   62
Earnings (loss) from discontinued operations           -       (5)     (43)     (15)       4         (33)       (23)     (230)
Cumulative effect of change in accounting
 principle                                             2        -        -        -        -           -          -         -
                                                  ------   ------   ------   ------   ------      ------    -------    ------
Net earnings (loss) to common stockholders        $   88   $   41   $  (54)  $   43   $ (164)     $   17    $  (142)   $ (168)
                                                  ======   ======   ======   ======   ======      ======    =======    ======

Earnings (loss) from continuing operations-
 diluted                                          $ 0.55   $ 0.28   $(0.07)  $ 0.36   $(1.10)     $ 0.31    $ (0.79)   $ 0.39
Earnings (loss) from discontinued operations           -    (0.02)   (0.28)   (0.10)    0.02       (0.21)     (0.15)    (1.44)
Cumulative effect of change in accounting
 principle                                          0.01        -        -        -        -           -          -         -
                                                  ------   ------   ------   ------   ------      ------    -------    ------
Net earnings (loss) per common share-diluted      $ 0.56   $ 0.26   $(0.35)  $ 0.26   $(1.08)     $ 0.10    $ (0.94)   $(1.05)
                                                  ======   ======   ======   ======   ======      ======    =======    ======

NOTE 20

INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS

The company evaluates the performance of its operating segments based on earnings (loss) before income taxes. Intersegment sales are not significant. The information for 2000 and 1999 has been restated from the prior year's presentation in order to conform to the 2001 presentation. Summarized financial information (excluding loss from discontinued operations) concerning the company's reportable segments is shown in the following table (in millions).

                                                          Comdisco
                                                          Ventures    Discontinued
2001                               Leasing    Services     group       operations      Total
----                               -------    --------    --------    ------------    -------
Revenues                           $ 1,847     $ 135       $  724         $ -         $ 2,706
Segment profit (loss)                 (201)        6         (150)          -            (345)
Investing activities                 1,089        (3)         501          145          1,732


                                                          Comdisco
                                                          Ventures    Discontinued
2000                               Leasing    Services     group       operations      Total
----                               -------    --------    --------    ------------    -------

Revenues                           $ 2,557     $ 126       $  673         $ -         $ 3,356
Segment profit                          87         4          246           -             337
Investing activities                 2,179        32        1,206          433          3,850


                                                          Comdisco
                                                          Ventures    Discontinued
1999                               Leasing    Services     group       operations      Total
----                               -------    --------    --------    ------------    -------

Revenues                           $ 3,427      $ 78       $  229         $ -         $ 3,734
Segment profit (loss)                  (13)        7           71           -              65
Investing activities                 2,613        11          580          257          3,461


The following table presents revenue by geographic location based on the location of the company's local office (in millions):

                    2001       2000       1999
                   -------    -------    -------
North America      $ 2,053    $ 2,612    $ 2,901
Europe                 479        589        556
Pacific Rim            174        155        277
                   -------    -------    -------
Total              $ 2,706    $ 3,356    $ 3,734
                   =======    =======    =======

The following table presents total assets by geographic location based on the location of the asset (in millions):


                                      2001            2000
                                     ------          ------
North America                        $4,330          $6,935

Europe                                1,287           1,170

Pacific Rim                             511             592
                                     ------          ------
Total                                $6,128          $8,697
                                     ======          ======


The following table presents total assets for each of the company's reportable segments (in millions):


                                      2001            2000
                                     ------          ------
Leasing                              $4,742          $5,947

Services                                 51             118

Ventures                                900           2,141

Net assets of discontinued
  operation held for sale               435             491
                                     ------          ------
Total                                $6,128          $8,697
                                     ======          ======


NOTE 21
DEBTOR FINANCIAL STATEMENTS

The following represents the consolidation of the company and its Debtor subsidiaries as of and for the years ended September 30, 2001, and 2000. Investments in nondebtor subsidiaries are presented using the equity method.

COMDISCO, INC. AND DEBTOR SUBSIDIARIES
(DEBTOR IN POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(in millions)


                                                    Years ended September 30,
                                                    ------------------------
                                                             2001       2000
                                                          -------    -------
Revenue
Leasing
  Operating                                               $   967    $ 1,145
  Direct financing                                            142        157
  Sales-type                                                  119        312
                                                          -------    -------
    Total leasing                                           1,228      1,614

Sales                                                         233        334
Technology services                                            91        103
Other                                                         474        534
Equity in earnings of nondebtor subsidiaries                   17         59
                                                          -------    -------
    Total revenue                                           2,043      2,644
                                                          -------    -------

Costs and expenses
Leasing
  Operating                                                   759        901
  Sales-type                                                   89        234
                                                          -------    -------
    Total leasing                                             848      1,135

Sales                                                         199        260
Technology services                                           105        111
Selling, general and administrative                           902        475
Interest (total contractual interest 2001 - $351)             301        326
Reorganization items                                           34          -
                                                          -------    -------
  Total costs and expenses                                  2,389      2,307
                                                          -------    -------

Earnings (loss) from continuing operations before income
  taxes (benefit) and cumulative effect of change in
  accounting principle                                       (346)       337
Income taxes (benefit)                                       (135)       121
                                                          -------    -------
Earnings (loss) from continuing operations before
  cumulative effect of change in accounting principle        (211)       216
Earnings (loss) from discontinued operations of
  debtor subsidiaries, net of tax                             (52)      (288)
Earnings (loss) from discontinued operations of
  nondebtor subsidiaries, net of tax                          (11)         5
                                                          -------    -------
Earnings (loss) before cumulative effect of change in
  accounting principle                                       (274)       (67)
Cumulative effect of change in accounting principle,
  net of tax                                                    2          -
                                                          -------    -------
Net earnings (loss)                                       $  (272)   $   (67)
                                                          =======    =======

COMDISCO, INC. AND DEBTOR SUBSIDIARIES
(DEBTOR IN POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)


                                                            September 30,      September 30,
                                                                2001                2000
                                                            -------------      -------------
ASSETS
Cash and cash equivalents                                          $  405             $  177
Cash - legally restricted                                              54                 52
Receivables, net                                                      503                991
Receivable from nondebtor subsidiaries                                558                270
Inventory of equipment                                                 61                109
Leased assets:
  Direct financing and sales-type                                   1,277              1,859
  Operating (net of accumulated depreciation)                       1,350              1,970
                                                                   ------             ------
    Net leased assets                                               2,627              3,829
Property, plant and equipment, net                                     50                105
Equity securities                                                     138                899
Investment in nondebtor subsidiaries                                  421                448
Net assets of discontinued operation held for sale                    355                422
Other assets                                                          188                258
                                                                   ------             ------
                                                                   $5,360             $7,560
                                                                   ======             ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise
-------------------------------------
Term notes payable                                                 $  360             $  690
Discounted lease rentals                                              539                465
Notes payable                                                           9                851
Senior notes                                                            -              3,445
Accounts payable                                                       73                106
Other liabilities                                                     260                403
Income taxes                                                          (11)               386
                                                                   ------             ------
                                                                    1,230              6,346

Liabilities subject to compromise
---------------------------------
Notes payable                                                         917                  -
Senior notes                                                        2,639                  -
Accounts payable                                                       19                  -
Other liabilities                                                     108                  -
                                                                   ------             ------
                                                                    3,683                  -
                                                                   ------             ------
Common stockholders' equity                                           447              1,214
                                                                   ------             ------
                                                                   $5,360             $7,560
                                                                   ======             ======

COMDISCO, INC. AND DEBTOR SUBSIDIARIES
(DEBTOR IN POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)



                                                                                      2001        2000
                                                                                    -------     -------
Cash flows from operating activities:
  Operating lease and other leasing receipts                                        $ 1,969     $ 2,185
  Leasing costs, primarily rentals paid                                                 (15)        (10)
  Sales                                                                                 226         334
  Sales costs                                                                           (33)        (67)
  Technology services receipts                                                          114          94
  Technology services costs                                                             (88)       (103)
  Note receivable receipts                                                              323         272
  Warrant proceeds                                                                      456         470
  Other revenue                                                                          42           7
  Selling, general and administrative expenses                                         (295)       (328)
  Interest                                                                             (240)       (304)
  Income taxes                                                                          (18)        (47)
                                                                                    -------     -------
    Net cash provided by continuing operations                                        2,441       2,503
    Net cash provided by discontinuing operations                                        51         (17)
                                                                                    -------     -------
    Net cash provided by operating activities before reorganization items             2,492       2,486
                                                                                    -------     -------
Operating cash flows from reorganization items:
  Interest received on cash accumulated because of Chapter 11
    proceeding                                                                            3           -
  Professional fees paid for services rendered in connection with
    the Chapter 11 proceeding                                                           (33)          -
                                                                                    -------     -------
    Net cash used by reorganization items                                               (30)          -
                                                                                    -------     -------
    Net cash provided by operating activities                                         2,462       2,486
                                                                                    -------     -------

Cash flows from investing activities:
  Equipment purchased for leasing                                                      (753)     (1,597)
  Investment in service facilities                                                        2         (24)
  Notes receivable                                                                     (232)       (626)
  Equity investments                                                                    (56)       (176)
  Capital expenditures on discontinued operations                                      (120)       (399)
  Other                                                                                  42         (25)
                                                                                    -------     -------
    Net cash used in investing activities                                            (1,117)     (2,847)
                                                                                    -------     -------

Cash flows from financing activities:
  Discounted lease proceeds                                                             409         302
  Net increase (decrease) in notes and term notes payable                              (251)        578
  Issuance of senior notes                                                                -         802
  Maturities and repurchases of senior notes                                           (806)     (1,036)
  Principal payments on secured debt                                                   (335)       (266)
  Common stock purchased and placed in treasury                                         (84)        (91)
  Dividends paid on common stock                                                         (7)        (16)
  Issuance of Prism Communication Services common stock                                   -          11
  Decrease (increase) in legally restricted cash                                         (2)         (7)
  Advances to nondebtor subsidiaries                                                    (36)       (158)
  Other, net                                                                             (4)         70
                                                                                    -------     -------
    Net cash provided by (used in) financing activities                              (1,116)        189
                                                                                    -------     -------
Net increase (decrease) in cash and cash equivalents                                    229        (172)
Cash and cash equivalents at beginning of year                                          176         349
                                                                                    -------     -------
Cash and cash equivalents at end of year                                            $   405     $   177
                                                                                    =======     =======

COMDISCO, INC. AND DEBTOR SUBSIDIARIES
(DEBTOR IN POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED (in millions)


                                                                     2001            2000
                                                                    ------          ------
Reconciliation of earnings (losses) from continuing operations to net cash provided by operating activities:

Earnings (losses) from continuing operations                        $ (211)         $  216

Adjustments to reconcile earnings (losses) from continuing operations to net cash provided by operating activities

  Leasing costs, primarily depreciation and amortization               833           1,125
  Leasing revenue, primarily principal portion of
    direct financing and sales-type lease rentals                      741             571
  Cost of sales                                                        166             193
  Technology services costs, primarily depreciation and
    amortization                                                        17               8
  Interest                                                              61              22
  Income taxes                                                        (124)             84
  Principal portion of notes receivable                                257             216
  Selling, general, and administrative expenses                        607             147
  Warrant proceeds in excess of income                                 103              64
  Income tax benefit resulting from the exercise of
    non-qualified stock options                                          2              32
  Other, net                                                           (45)           (175)
                                                                    ------          ------
      Net cash provided by continuing operations                     2,407           2,503

      Net cash provided by discontinued operations                      51             (17)
                                                                    ------          ------
      Net cash provided by operating activities
        before reorganization items                                  2,458           2,486

      Net cash provided by reorganization items                          4               -
                                                                    ------          ------
      Net cash provided by operating activities                     $2,462          $2,486
                                                                    ======          ======

                                       75

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

                               EXECUTIVE OFFICERS

The following sets forth certain information with respect to the executive officers of the company:

Name                    Age    Position Held
----                    ---    -------------
Norman P. Blake, Jr.     60    Chairman and Chief Executive Officer
Michael A. Fazio         40    President, Chief Operating Officer and Chief
                               Executive Officer of Europe
Michael F. Herman        46    Senior Vice President, President, Comdisco
                               Equipment Solutions
John A. Jackson          54    Vice President, President, Availability Solutions
Robert E.T. Lackey       53    Senior Vice President, Chief Legal Officer, and
                               Secretary
Ronald C. Mishler        41    Senior Vice President, and Chief Financial
                               Officer
William N. Pontikes      60    Executive Vice President
Nazneen Razi             48    Senior Vice President, Human Resources
Gregory D. Sabatello     41    Senior Vice President, and Chief Information
                               Officer

Messrs. Blake, Fazio and W. Pontikes are also directors of the company.

Norman P. Blake, Jr. became Chairman and Chief Executive Officer of the company effective in February, 2001. Prior to that, Mr. Blake was chief executive officer and secretary-general of the United States Olympic Committee. He served in that role from February to October 2000. In 1998 Mr. Blake was named chairman, president and chief executive officer of Promus Hotel Corporation, and served there until its merger with the Hilton Hotel Corporation in 1999. From 1990 to 1997, he held the same positions at USF&G Corporation. USF&G merged with the St. Paul Companies in 1997. Mr. Blake served as chairman, president and chief executive officer from 1984 to 1990 at Heller International Corp., a Chicago-based, wholly owned subsidiary of The Fuji Bank, Ltd. of Tokyo, which provides commercial and industrial financing in the U.S. and internationally. Previously, he served for fifteen years in various management positions at the General Electric Company, including executive vice president of financing operations for General Electric Credit Corporation. Mr. Blake has also served as president of Top, Inc. a Detroit-based diversified financial services company. He also has been a member of the board of directors for Enron Corporation since 1993, Owens Corning Corporation since 1992, and Allied World Assurance, Inc. since 2001.

Michael A. Fazio was named Comdisco's President, Chief Operating Officer, and Chief Executive Officer of Europe in September 2001. In this position, Mr. Fazio has direct responsibility for Comdisco's European Operations, its Ventures division and its Finance operations. Mr. Fazio joined Comdisco as executive vice president and chief financial officer in July 2001. Prior to that, he served as president and chief executive officer of Pretzel Logic Software, Inc. From 1999 to 2000, he was executive vice president/managing director and chief operating officer Americas for Deutsche Bank AG. Mr. Fazio began his career with Arthur Andersen in 1983, serving in increasingly responsible positions in Andersen's Financial Market Industry Practice, including partner-in-charge of its New York Banking, Brokerage and Investment Banking Industry Practice until 1999.

Michael F. Herman has been Senior Vice President of Comdisco since January, 1996, and President of Comdisco's Equipment Solutions (formerly known as Diversified Technology Group) since its inception in 1996. He was President of Comdisco Electronics Group from its inception in April, 1992 through January, 1999 and Vice President of Comdisco from July, 1994 through January, 1996.

John A. Jackson has been a Vice President of the company since 1986. He has been President of the company's Availability Solutions business since February 2001, and prior to that time President of the company's continuity services business. Mr. Jackson resigned his positions with the company effective upon the sale of the company's Availability Solutions business to SunGard. See "SALE OF ASSETS AND DISCONTINUANCE OF CERTAIN SERVICES BUSINESS" above.

Robert E. T. Lackey joined Comdisco in June 2001 as senior vice president, chief legal officer and secretary. Mr. Lackey served as vice president, secretary and general counsel of Burns International Services Corporation, since 1997. From 1991 to 1995, he was the vice president, secretary and general counsel for Transamerica Commercial Finance Corporation and, from 1985 to 1991, he worked in various legal and management positions for Heller Financial, Inc.

Ronald C. Mishler was named senior vice president and chief financial officer in September 2001. In this position, Mishler is responsible for Comdisco's Finance, Treasury and Accounting functions. Mr. Mishler joined Comdisco in July as senior vice president and treasurer. Prior to Comdisco, he served as senior vice president and treasurer of Old Kent Financial Corporation from 1998 to 2001. From 1996 to 1998 he was vice president and treasurer of USF&G Corporation. From 1984 to 1996, he held various financial analysis and management positions at Heller International Corporation.

William N. Pontikes has been Executive Vice President of Comdisco since July, 1989. He joined Comdisco in March, 1973. Mr. Pontikes is the uncle of Nicholas
K. Pontikes.

Nanzeen Razi joined Comdisco as Senior Vice President, Human Resources in November 2000. She previously held various positions within CNA Insurance Companies, including senior vice president and senior human resources officer for CNA Risk Management.

Gregory D. Sabatello has been Senior Vice President since October, 1998 and Chief Information Officer since October, 1997. He was Vice President of Comdisco from July, 1994 through November, 1998 and Comdisco's Business Systems Manager from October, 1993 through July, 1994.

These individuals have been designated by the board of directors as reporting officers subject to Section 16(b) of the Securities Exchange Act of 1934.

                                    DIRECTORS

Directors Continuing in Office Until the 2002 Annual Meeting (Class I Directors)
--------------------------------------------------------------------------------

Harry M. Jansen Kraemer, Jr. (Age 46--Director since 1997)

Mr. Kraemer has been Chairman of the Board of Baxter International, Inc. since January, 2000, Chief Executive Officer since January, 1999, President since April, 1997 and a director since November, 1995. He was Senior Vice President and Chief Financial Officer of Baxter from October, 1993 through March, 1997. Mr. Kraemer also serves as a director of Science Applications International Corporation.

Carolyn L. Murphy  (Age 57--Director since 1997)

Mrs. Murphy was President of Commercial Operations for CNA Insurance Companies from May, 1995 through March, 1998, and was Senior Vice President, Field Operations from January, 1984 to May, 1995.

Michael P. Fazio, President, Chief Operating Officer, and Chief Executive Officer of Europe (Age 40 - Director since September 2001)

See information provided above under "EXECUTIVE OFFICERS."

Directors Continuing in Office Until the 2003 Annual Meeting (Class II
----------------------------------------------------------------------
Directors)
----------

C. Keith Hartley (Age 59--Director since 1978)

Mr. Hartley has been a managing partner of Hartley Capital Advisors since June, 2000. He was Managing Partner of Forum Capital Markets L.L.C. from August 1995 to June, 2000. Effective January 1, 1998, Forum Capital Markets L.P. converted from a limited partnership into a limited liability corporation. Mr. Hartley was an independent financial consultant from May, 1991 to August, 1995. He also serves as a director of Swisher International Group Inc., Hybridon, Inc. and Universal Display Corporation.

Rick Kash (Age 59--Director since 1987)

Mr. Kash has been President and Managing Partner of The Cambridge Group, management consultants, since 1975.

William N. Pontikes, Executive Vice President (Age 60--Director since 1977)

See information provided above under "EXECUTIVE OFFICERS."

Directors Continuing in Office until the 2004 Annual Meeting (Class III
-----------------------------------------------------------------------
Directors).
-----------

Thomas H. Patrick (Age 58--Director since 1971)

Mr. Patrick has been Chief Financial Officer of Merrill Lynch & Co. since February, 2000 and Executive Vice President since June, 1989. Mr. Patrick was both the Chairman of Special Advisory Services and a Member of the Office of the Chairman of Merrill Lynch & Co. from May, 1993 to February, 2000. Mr. Patrick also serves as a director of Baldwin & Lyons, Inc.

Nicholas K. Pontikes (Age 37--Director since 1993)

Mr. Pontikes was Chief Executive Officer of Comdisco from January, 1999 until February, 2001 and President since November, 1998. He was Chief Operating Officer from November, 1997 to January, 1999; Executive Vice President from July, 1994 to November, 1997; Senior Vice President from January, 1994 to July, 1994; and Vice President from September, 1993 to January, 1994. He was President of the Business Continuity Services Division of Comdisco from September, 1993 to July, 1994 and was Vice President of the same division from February, 1993 to September, 1993. Mr. Pontikes is the nephew of William N. Pontikes.

James F. Voelker (Age 50--Director since 1999)

Mr. Voelker was President of NEXTLINK Communications, Inc. from its inception in April, 1995 through July, 1998. He was Chief Executive Officer of US Signal from May, 1992 through January, 1995.

Norman P. Blake, Jr., Chairman and Chief Executive Officer (Age 60--Director Since February, 2001)

See information provided above under "EXECUTIVE OFFICERS."

                    HOW WE COMPENSATE THE COMPANY'S DIRECTORS

Employee directors receive no additional compensation for serving on the board of directors or its committees. Non-employee directors are paid a quarterly retainer of $6,000, a board meeting fee of $2,000 plus expenses, and a committee meeting fee of $2,000 plus expenses if the committee meeting is not held on the same day as a board of directors meeting. Directors are reimbursed for customary and usual travel expenses. In fiscal 2001, in addition to its regularly scheduled quarterly meetings, the Board of Directors of the Company met nine times.

Directors may elect, in advance, to defer all or part of their cash compensation in either a restricted stock award or stock options. The restricted stock award would be issued under our Long-Term Stock Ownership Incentive Plans and the number of shares of restricted stock received is determined by using the following formula: $32,000 (traditional cash fee plus regular meeting fees) multiplied by 1.5, then divided by the closing price of our common stock on the first business day of the next fiscal year. The stock options would be issued under our Outside Director Deferred Fee Option Plan and the number of stock options received is determined by using the following formula: $32,000 (traditional cash fee plus regular meeting fees) multiplied by 1.5, then divided by the closing price of our common stock on the last day of the fiscal year minus $1.00. The options have a ten year term, vest after six months, and have an exercise price of $1.00. On October 2, 2000, Messrs. Hartley, Kash, Kraemer, Mrs. Murphy, and Messrs. Patrick and Voelker each received 2,898 shares at $1.00 per share, all under our Outside Director Deferred Fee Option Plan.

In addition, on October 1, 2000 and pursuant to our 1999 Non-Employee Directors' Stock Option Plan, each non-employee director was granted an option to acquire 9,450 shares of our common stock at $17.56 (the closing price on the date of such grant). These options have a ten-year term and became fully vested on April 1, 2001.

        DIRECTORS, EXECUTIVE OFFICERS, AND GREATER-THAN-10% STOCKHOLDERS COMPLIANCE WITH SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING IN FISCAL 2001

Section 16(a) of the Securities and Exchange Act of 1934 requires our directors, certain officers and greater- than-10% stockholders to file reports of their initial ownership of our common stock and any changes in that ownership with the SEC.

Based solely on our review of copies of the reports filed with the SEC and on written representations of our directors and officers, we believe all persons subject to Section 16(a) reporting filed the required reports on time in fiscal year 2001, except as follows:

Form 5 Statements for certain of our Section 16(a) reporting persons were filed in December 2001. Subsequent to these late filings, it was determined that the Form 5 Statements for certain executive officers must be amended to reflect certain benefit plan transactions and it is expected those amendments will be filed in January 2002.

The company has been informed that each of the Dorene Pontikes Trust, Nicholas
K. Pontikes, Melissa Scanlan and Victoria Gallegos intends to amend or file Form 5 statements to report transactions in Comdisco stock during fiscal 2001 that were not timely reported.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

This table shows the compensation paid to (i) Norman P. Blake, our Chairman and Chief Executive Officer, (ii) our four other most highly compensated executive officers serving as of September 30, 2001 and (iii) Nicholas K. Pontikes, who served as Chief Executive Officer of the company from January 1999 until December 2000 and Philip A. Hewes, who served as Chief Executive Officer from December 2000 through February 2001. The persons named in this table and in this section are referred to as the "named executive officers".

                                                                              Long-Term Compensation
                                                                      ---------------------------------------
                                      Annual Compensation             Awards                 Payouts
                                                                      ----------    -------------------------
                                                                      Securities
                                                                      Underlying    Long-Term
                                                                        Options     Incentive     All Other
  Name and Principal Position      Year     Salary        Bonus        (shares)      Payouts     Compensation
-------------------------------    ----    --------    ----------     ----------    ---------    ------------
Norman P. Blake, Jr.               2001    $384,551    $2,000,000     $      -      $     -        $116,081(a)
Chairman and Chief Executive
Officer
Michael F. Herman                  2001     324,375       366,000       150,000           -         698,000(b)
Senior Vice President              2000     217,000       332,000        47,833       53,150          5,289
                                   1999     229,800       171,875       175,000           -           5,896

John A. Jackson                    2001     231,250       187,500        25,000           -         475,000(b)
Vice President                     2000     200,000       130,180         5,350           -              -
                                   1999     200,000       125,000        25,000           -              -

William N. Pontikes                2001     275,000       206,250        63,523           -         240,625(b)
Executive Vice President           2000     235,000       235,000        53,237       71,850          5,289
                                   1999     255,000        63,750        24,000      265,129          5,896

Michael A. Fazio                   2001      96,794       250,000            -            -         500,000(c)
President, Chief Operating
Officer and Chief Executive
Officer Europe

Philip A. Hewes                    2001     468,347        50,000            -            -              -
                                   2000     200,000       175,000        34,527       39,500             -
                                   1999     200,000        25,000        30,000      134,830             -

Nicholas K. Pontikes               2001     233,333            -             -            -         447,439(d)
                                   2000     400,000            -        224,719           -           5,289
                                   1999     450,000        81,250       150,000      170,129          5,896

(a) Amounts reflect a one-time payment for the reimbursement of relocation costs.

(b) Amounts reflect payments made under the Special Management Incentive Plan and Key Performance Award Plan, which are cash bonus plans designed to aid the company in achieving specifically identified business objectives for the period from May 2001 through April 2002. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

(c) Amounts include a one-time bonus paid upon commencement of employment. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

(d) Amounts include a one-time severance payment. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

                        OPTION GRANTS IN LAST FISCAL YEAR

This table presents additional information concerning the options shown in the Summary Compensation Table for fiscal year 2001.

                                           Individual Grants
                      -----------------------------------------------------------      Potential Realizable Value at
                          Number of         % of Total                                 Assumed Annual Rates of Stock
                         Securities        Options/SARs    Exercise                    Price Appreciation for Option
                         Underlying         Granted to      or Base                                 Term
                        Options/SARs       Employees in      Price     Expiration     ---------------------------------
Name                     Granted (#)       Fiscal 2001      ($/Sh)        Date          0%        5%         10%
---------------------------------------- ----------------------------------------     ---------------------------------
Norman P. Blake, Jr.        406,500            7.1517       $10.90       6/4/01(a)      -            -             -
                            600,000            10.556        11.72       6/4/01(a)      -            -             -
                          1,000,000           17.5934         1.41       6/4/01(a)      -            -             -
Michael F. Herman           150,000             2.639        10.95      2/26/11         -     1,032,959     2,617,722
John A. Jackson              25,000            0.4398        10.95     12/15/01(b)      -            -             -
William N. Pontikes          25,000            0.4398        10.95      2/26/11         -       172,160       436,287
                             38,523            0.6778        13.38      10/3/10         -       324,035       821,168
Michael A. Fazio                 -                 -            -            -          -            -             -
Philip A. Hewes             100,000            1.7593        10.50      8/13/01(b)      -            -             -
                             24,077            0.4236        13.38      8/13/01(b)      -            -             -
Nicholas K. Pontikes        144,462            2.5416        13.38       5/1/01(b)      -            -             -

(a) All options granted to Mr. Blake were cancelled, pursuant to his Employment Agreement. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements".

(b)  Options terminated 30 days after termination of employment.

We have included amounts under the columns labeled "5%" and "10%" pursuant to certain rules promulgated by the SEC and those amounts are not intended to forecast future appreciation, if any, in the price of our common stock. It is assumed that the named executive officers hold the options granted for their full term. In addition, the actual value of the options will vary in accordance with the market price of our common stock, and no such amounts are realizable by the optionees unless the option is exercised at a time when the company's stock price (which is currently trading near one dollar per share) exceeds the option exercise price. The column headed "0%" is included to demonstrate that the options were granted at fair market value and optionees will not recognize any gain without an increase in the stock price since the date of grant, and any increase will benefit all stockholders proportionately.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END VALUE


This table contains information with respect to the named executive officers concerning the exercise of options during the fiscal year 2001 and unexercised options held as of the end of fiscal year 2001.

                                                                                                     Total Value of
                                                              Total Number of Shares          Unexercised, in-the-Money
                            Number of                       Underlying Unexercised Options          Options Held at
                             Shares                           Held at September 30, 2001          September 30, 2001*
                            Acquired                        ------------------------------    ----------------------------
Name                       On Exercise    Value Realized     Exercisable    Unexercisable     Exercisable    Unexercisable
-----------------------    -----------    --------------    ------------    --------------    -----------    -------------
Norman P. Blake, Jr.              -                 -               -                -             -               -
Michael F. Herman                 -                 -          316,549          290,223            -               -
John A. Jackson               18,900        174,258.00          84,281           53,567            -               -
William N. Pontikes               -                 -          336,433          107,015            -               -
Michael A. Fazio                  -                 -               -                -             -               -
Philip A. Hewes               13,286        104,560.82              -                -             -               -
Nicholas K. Pontikes              -                 -               -                -             -               -


*Based on the closing price of our common stock, $0.58, on September 28, 2001.

             EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
                         CHANGE-IN-CONTROL ARRANGEMENTS

Norman P. Blake, Jr.

On February 27, 2001, the company entered into an agreement to employ Mr. Blake as the company's Chairman of the Board of Directors, President and Chief Executive Officer for a period of three years with automatic one-year extensions unless either party gives notice of non-renewal. The agreement provides for an annual base salary of $700,000 with annual reviews by the Board of Directors to determine if increases are appropriate; annual bonuses of up to a maximum of 200% of base salary based on performance goals established by the Board of Directors; and the grant of company stock options for 1,006,500 shares on the commencement of employment and for 500,000 shares on the first and second anniversaries of Mr. Blake's employment with the company.

Mr. Blake's employment agreement was amended on April 13, 2001 and again on June 4, 2001. Under the amended agreement, in lieu of an annual bonus for 2001, Mr. Blake received a lump sum cash payment of $2 million that he was required to repay to the company if he voluntarily terminated employment with the company without good reason or if his employment with the company was terminated for cause, in either case before the earlier of July 31, 2001 or the occurrence of one of a number of specific strategic transactions. The April 13, 2001 amendment also provided for the immediate grant of the stock options that were scheduled to have been granted on the first and second anniversaries of employment under the original agreement. However, the June 4, 2001 amendment provided that, in exchange for the cancellation of all stock options granted to Mr. Blake prior to June 4, 2001, and any stock options to be awarded to him by virtue of the original terms of his employment agreement, the company will make certain contributions to foundations and charities that Mr. Blake specifies. The amount of the contributions will be based on the degree to which Mr. Blake achieves specified and objective financial goals relating to the sale of the assets of the company's Services and Leasing operations and will not exceed a total of $9.6 million. In addition, Mr. Blake will receive an equity incentive equal in value to 2% of the equity value remaining or created for the company's current stockholders upon the company's emergence from bankruptcy under Chapter 11 of the U.S. Bankruptcy Code or liquidation, whichever occurs first. The value of the equity incentive will be based upon the value of any assets allocated or remaining to the current shareholders in connection with a plan of reorganization or liquidation, as determined by the Bankruptcy Court. This equity incentive would be paid to Mr. Blake either in cash or in kind, at the company's election. Finally, the June 4, 2001 amendment required the company to issue a $5 million letter of credit to secure Mr. Blake's rights to payments under his employment agreement.

In the event that Mr. Blake is discharged without cause or terminates employment with good reason (as defined in his agreement), he will be entitled to receive a lump sum payment equal to the salary and certain specified annual bonus payments that he would be deemed to have received if he had remained employed by the company until the later of the third anniversary of his commencement of employment or the second anniversary of the date his employment is terminated. However, if Mr. Blake is discharged without cause in anticipation of a change in control, or discharged without cause, or constructively discharged, within two years following a change in control, he will be entitled to a lump sum payment equal to the salary and specified annual bonus payments that he would be deemed to have received for the three years following his date of termination. In addition, to the extent that any payments made in connection with a change in control of the company would be subject to certain excise taxes, the company will make an additional payment to Mr. Blake to offset the effect of those excise taxes. In order to receive these post-termination benefits, Mr. Blake must sign a release of claims against the company. Mr. Blake has also agreed to certain confidentiality, non-disclosure, non-competition and non-solicitation provisions.

Michael Fazio

On July 5, 2001, the company entered into an agreement to employ Mr. Fazio in the position of Executive Vice President and Chief Financial Officer, or a more senior position, for a period of two years. Under the terms of the agreement, Mr. Fazio also serves on the Board of Directors. The employment agreement provides for an annual base salary of at least $500,000 and a signing bonus of $500,000. The agreement also provides that Mr. Fazio is eligible for an annual bonus of up to 100% of his annual salary based on performance goals established by the Board of Directors. However, for his first year of employment, he is entitled to a guaranteed bonus of 100% of his base salary, which will offset any annual bonus payments for the 2001 and 2002 fiscal years and which will be payable in quarterly installments beginning on September 30, 2001 provided he is employed on the installment payment dates. Mr. Fazio is eligible for a special bonus of $1 million if the company's reorganization plan under Chapter 11 of the U.S. Bankruptcy Code provides for the emergence and reorganization of at least one of the principal businesses in which the company was engaged on the date of his employment agreement and Mr. Fazio remains in the employ of the company and meets reasonable performance criteria established by the Chief Executive Officer and the Board of Directors.

In the event that Mr. Fazio is discharged without cause or terminates employment with good reason (as defined in his agreement), he will be entitled to receive a lump sum payment equal to the salary and certain specified annual bonus payments that he would be deemed to have received if he had remained employed by the company until the one year anniversary of his date of termination. In order to receive these post-termination benefits, Mr. Fazio must sign a release of claims against the company. Mr. Fazio has also agreed to certain confidentiality, non-disclosure, non-competition, and non-solicitation provisions.

Philip A. Hewes

The company entered into a separation agreement and general release with Mr. Hewes in connection with his resignation as Executive Vice President effective March 31, 2001. In exchange for certain transition assistance, the company agreed to make salary continuation payments to Mr. Hewes of $37,500 per month through July 30, 2002 and continue certain fringe benefits through that date. In addition, Mr. Hewes received a one-time cash incentive payment of $50,000 on May 15, 2001 in lieu of any cash incentive payment for fiscal year 2001. Mr. Hewes was permitted to retain his right to receive any payments made in connection with the long-term performance units previously granted to him, and the vesting and exercisability periods of company stock options previously granted to him were extended as if he were employed through January 30, 2004. The separation agreement requires Mr. Hewes to comply with certain confidentiality, non-competition, non-solicitation and non-disparagement provisions. In the event of a change in control of the company prior to July 30, 2002, all remaining salary continuation payments owed to Mr. Hewes will be paid to him in a lump sum. The company exercised its right to reject this separation agreement in connection with its voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Nicholas K. Pontikes

The company entered into a separation agreement with Mr. Pontikes in connection with his resignation as President and Chief Executive Officer of the company effective December 20, 2000. The agreement provided that Mr. Pontikes would receive a cash severance payment of $490,386, representing an amount equal to 2-1/2 weeks of his annualized cash compensation for each of his years of service for the company, reduced by any payments made by the company since December 20, 2000. The company also paid Mr. Pontikes $43,975, an amount which was withheld from Mr. Pontikes' salary during the period of October 1, 2000 through December 20, 2000, in connection with the company's fiscal year 2001 cash-to-option program and $41,850, representing the net payout to which Mr. Pontikes was entitled under the long-term performance unit grant for the period from October 1, 1997 through September 30, 2000. Mr. Pontikes' employment with the company is considered terminated as of May 1, 2001 for purposes of his eligibility for fringe benefits and vesting and exercisability of his stock options. The separation agreement obligates Mr. Pontikes to comply with certain provisions that protect the company's confidential information.

Retention Plans

During the 2001 fiscal year, the company adopted special compensation arrangements designed to provide incentives for certain executive officers and other key personnel to achieve specific business objectives that would facilitate the company's strategic objectives for the period from May 2001 through April 2002. These arrangements include the Special Management Incentive Plan and Key Performance Award Plan, which are cash bonus plans designed to aid the company in achieving specifically identified business objectives. Participants in these plans include, but are not limited to, the company's named executive officers other than Messrs. Blake and Fazio. Each participant in these plans is assigned a quarterly target performance amount which is earned and paid to the extent the participant satisfies specific quarterly performance objectives established for the participant. The performance objectives are directly related to business objectives of the participant's business unit or department. For the executive officers, participation under the Special Management Incentive Plan is in lieu of any payments earned or payable to such participant for the fourth fiscal quarter under the company's 2001 Annual Cash Incentive Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             COMMON STOCK OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

This table shows the number of shares of the company's common stock beneficially owned by the directors, named executive officers and all directors and executive officers as a group, as of December 1, 2001 (except as noted).

                                                             Shares Owned
                                                          Beneficially on
Name                                                      December 1, 2001     % of Class
----                                                      ----------------     ----------
Norman P. Blake, Jr. ...................................            -               *
Michael P. Fazio .......................................            -               *
Michael F. Herman ......................................       397,143(b)           *
John Jackson ...........................................        20,688              *
William N. Pontikes.....................................     2,830,564(b,c)         2%
C. Keith Hartley .......................................       114,018(b,c)         *
Rick Kash ..............................................       231,601(b)           *
Harry M. Jansen Kraemer, Jr. ...........................        50,074(b)           *
Carolyn L. Murphy ......................................        70,674(b)           *
Thomas H. Patrick ......................................       171,978(b,c)         *
Nicholas K. Pontikes ...................................    22,850,447(a)          15%
James F. Voelker .......................................        25,062(b)           *
Philip A. Hewes ........................................       193,900(b,c)         *
All directors and executive officers as a group,
Including four executive officers not named above** ....    27,180,451(a,b,c)      18%


* Percentage of shares beneficially owned does not exceed one percent (1%) of the class of outstanding.

**   See sections entitled "DIRECTORS" and "EXECUTIVE OFFICERS".

(a) Based on information provided on behalf of Mr. N. Pontikes as of January 9, 2002 and includes (i) 152,183 shares owned directly, (ii) shares over which Mr. N. Pontikes is deemed to exercise sole or shared voting and dispositive powers but with respect to which he disclaims any beneficial interest (with the exception of a percentage of the shares owned by Ponchil Limited Partnership equal to his individual proportionate ownership interest in that entity), which shares are held of record as follows: Pontikes Exempt Marital Trust, 268,154 shares; Ponchil Limited Partnership, 9,818,506 shares; and Pontikes Family Foundation, 165,120 shares; and (iii) the following shares over which Mr. N. Pontikes is deemed to exercise (or has the right to acquire) sole or shared voting and dispositive powers as trustee: Dorene Pontikes Trust, 11,440,650 shares (as a result of his power to name and replace certain trustees); Nicholas K. Pontikes SIP Trust, 600,000 shares (sole voting and dispositive powers); NKP Trust as remainderman, 284,000 shares (shared dispositive powers); and various family trusts, 121,834 shares (sole voting and dispositive powers).

(b) Includes shares obtainable upon exercise of stock options which are or become exercisable prior to January 30, 2002 as follows: Mr. Herman, 337,143; Mr. W. Pontikes, 370,115 shares; Mr. Hartley, 102,498 shares; Mr. Kash, 111,498 shares; Mr. Kraemer, 50,074 shares; Mrs. Murphy, 50,074 shares; Mr. Patrick, 111,498 shares; Mr. Voelker, 15,062 shares; and directors and executive officers as a group, 1,216,482 shares. The percentages set forth in the above table give effect to the exercise of these options.

(c) Includes shares held by or for the benefit of the immediate families of the above individuals and for which the named stockholders disclaim any beneficial interest, as follows: Mr. W. Pontikes, 739,101 shares; and directors and executive officers as a group, 764,085 shares.

     Also includes other shares held by or for the benefit of the immediate families of the above individuals, over which such individuals hold no voting or dispositive powers and for which the named stockholders disclaim any beneficial interest, as follows: Mr. W. Pontikes, 149,484 shares; Mr. Hartley, 470 shares; Mr. Hewes, 5,386 shares; and directors and executive officers as a group, 150,340 shares.

         STOCKHOLDERS WHO OWN AT LEAST 5% OF THE COMPANY'S COMMON STOCK

This table shows, as of December 31, 2001, all persons whom we know to be beneficial owners of 5% or more of our common stock based on a review of public filings.

                                          Number of     Percent Of
Name and Address                            Shares        Class
----------------                          ----------    ----------
Dorene Pontikes Trust (1) (2)             11,440,650        8%

Ponchil Limited Partnership(1)             9,818,506        7%

Iridian Asset Management LLC (3)
276 Post Road West
Westport, CT 06880                         8,026,000        5%

Glenview Capital Management, LLC
540 Madison Avenue
33rd Floor
New York, NY  10022                        8,065,400        5%

(1) Based on information provided on behalf of Mr. N. Pontikes as of January 9, 2002. Mr. N. Pontikes may be deemed to be the beneficial owner of these securities as well as those securities as set forth in the table entitled "COMMON STOCK OWNED BY DIRECTORS AND EXECUTIVE OFFICERS" above and footnote
     (a) to that table. The address of these stockholders is 1212 West Lill Avenue, Chicago, Illinois 60614.

(2) Based on information provided on behalf of the Dorene Pontikes Trust as of January 9, 2002, each of Melissa Scanlan and Victoria Gallegos, as trustees of the Doreen Pontikes Trust may be deemed to be the beneficial owner of these securities. Ms. Scanlan and Ms. Gallegos also have shared voting and dispositive power over 165,120 shares held by a family foundation, shared dispositive power over 284,000 shares each, and sole voting and dispositive power over 186,838 shares and 112,624 shares, respectively.

(3) Based on information provided in a Schedule 13G Amendment filed February 8, 2001 for the group comprised of CL Investors, Inc., Cole Partners LLC, David L. Cohen, Harold J. Levy, Iridian Asset Management LLC, Iridian Investors, L.P., Iridian Partners Fund L.P., Iridian Private Business Value Equity Fund, L.P. and LC Capital Management, LLC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Comdisco and its subsidiaries have transactions in the ordinary course of business with other corporations of which certain Comdisco directors are executive officers. Comdisco does not consider the amounts involved in such transactions to be material in relation to its business and believes that such amounts are not material in relation to the business of such other corporations or the interests of the directors involved.

Mr. Kraemer is Chairman, Chief Executive Officer, President and Director of Baxter International, Inc. In fiscal year 2001, Comdisco received approximately $400,000 in rental payments for computer related equipment leased to Baxter Healthcare Corporation, a subsidiary of Baxter International, Inc.

Mr. Patrick is an Executive Vice President of Merrill Lynch & Co. Merrill Lynch & Co. has acted as one of Comdisco's agents in connection with the sale of Comdisco's medium term notes and served as one of the underwriters of Comdisco's debt offerings. Merrill Lynch & Co. also acted as a dealer in the sale of Comdisco's domestic commercial paper. In fiscal year 1999, Merrill Lynch International acted as arranger and dealer in connection with the sale of Comdisco's European medium term notes. In fiscal years 2000 and 2001, Merrill Lynch & Co. provided services to the company in connection with its tracking stock proposal and proposed Comdisco Ventures stock offering. In addition, Merrill Lynch Group Employee Services, a division of Merrill Lynch and Co., has agreed to perform various services in connection with the implementation and ongoing administration of Comdisco's U.S. and International Employee Stock Purchase Plans.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedule

                    See Item 8 for Consolidated Financial Statements of Comdisco, Inc. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits

                    See Index to Exhibits filed as part of this Form 10-K on pages below.

                    Items identified as Exhibits 10.01 through 10.16 of that index are management contracts or compensation arrangements required to be filed as exhibits to this Form 10-K.

(b) Reports on Form
    8-K:

                    Since the beginning of the fourth quarter of fiscal 2001, the company filed the following current reports on Form 8-K which have not been previously reported:

                    On November 1, 2001, the company filed a Current Report on Form 8-K, dated September 24, 2001, reporting Item 5. Other Events. The filing reported that effective September 24, 2001 Michael A. Fazio had been named president and chief operating officer, Ronald C. Mishler had been named senior vice president, treasurer and chief financial officer and Norman P. Blake, Jr. who had been serving as chairman, president and chief executive officer, continues as chairman and chief executive officer.

                    On November 2, 2001 the company filed a Current Report on Form 8-K dated October 11, 2001 reporting Item 5. Other Events. The filing reported the company's entry into an agreement to sell its Availability Solutions business to Hewlett-Packard Company.

                    On December 3, 2001, the company filed a Current Report on Form 8-K dated November 15, 2001 reporting Item 2. Acquisition or Disposition of Assets. The filing reported the sale of the company's Availability Solutions business to SunGard Data Systems, Inc.

                    On December 21, 2001 the company filed an amendment on Form 8-K/A to its Current Report on Form 8-K dated November 15, 2001 reporting Item 7. Financial Statements and Exhibits. The filing reported pro forma financial information relating to the sale of the company's Availability Solutions business.

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

                                                     COMDISCO, INC.

DATE: January 11, 2002                               By: /s/ Ronald C. Mishler
                                                     --------------------------
                                                     (Ronald C. Mishler, Senior
                                                     Vice President and Chief
                                                     Financial Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Norman Blake, Jr.
---------------------
Norman Blake, Jr.
Chief Executive Officer                              /s/ Nicholas K. Pontikes
(Principal Executive Officer),                       ------------------------
Chairman and Director                                Nicholas K. Pontikes
                                                     Director

/s/ Michael A. Fazio                                 /s/ James F. Voelker
--------------------                                 --------------------
Michael A. Fazio                                     James F. Voelker
President and Chief Operating Officer                Director
and Director

/s/ Ronald C. Mishler                                /s/ William N. Pontikes
---------------------                                -----------------------
Ronald C. Mishler                                    William N. Pontikes
Senior Vice President and Chief Financial Officer    Director
(Principal Accounting Officer)

/s/ Carolyn L. Murphy                                /s/ Thomas H. Patrick
---------------------                                ---------------------
Carolyn L. Murphy                                    Thomas H. Patrick
Director                                             Director

/s/ Harry M. Jansen Kraemer, Jr.                     /s/ Rick Kash
--------------------------------                     -------------
Harry M. Jansen Kraemer, Jr.                         Rick Kash
Director                                             Director

/s/ C. Keith Hartley
--------------------
C. Keith Hartley
Director

                                                 Each of the above signatures is
                                                 affixed as of January 11, 2002

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

            4.04 Amended and Restated Rights Agreement, dated as of May 4, 2000, 1997, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes as exhibits thereto the forms of rights certificates.

                               Incorporated by reference to Exhibit 4.1 filed with the company's Current Report on Form 8-K dated June 13, 2000, as filed with the Commission File No. 1-7725.

            4.05 Indenture Agreement between Registrant and Chase Manhattan Bank, as successor in interest to The Fuji Bank and Trust Company, as Trustee, dated as of February 1, 1995

                              Incorporated by reference to Exhibit 4.1 filed with the company's Current Report on Form 8-K dated May 15, 1995, as filed with the Commission on May 15, 1995, File No. 1-7725, the copy of the Indenture dated as of February 1, 1995 between the Registrant and The Fuji Bank and Trust Company, as Trustee (said Indenture defines certain rights of security holders).

            4.06 Indenture Agreement between Registrant and Chase Manhattan Bank, as successor in interest to The Fuji Bank and Trust Company, as Trustee, dated as of December 15, 1998

                              Incorporated by reference to Exhibit 4.1 filed with the company's Current Report on Form 8-K dated January 19, 1999, as filed with the Commission on January 20, 1999, File No. 1-7725, the copy of the Indenture dated as of December 15, 1998 between the Registrant and The Fuji Bank and Trust Company, as Trustee (said Indenture defines certain rights of security holders).

            4.07 Indenture Agreement between Registrant and SunTrust Bank, as Trustee, dated as of September 15, 1999

                              Incorporated by reference to Exhibit 4.1 filed with the company's Current Report on Form 8-K dated February 29, 2000, as filed with the Commission on March 9, 2000, File No. 1-7725, the copy of the Indenture dated as of September 15, 1999 between the Registrant and SunTrust Bank, as Trustee (said Indenture defines certain rights of security).

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

                              Incorporated by reference to Exhibit 10.09 filed with the company's Annual Report for the year ended September 30, 1992 on Form 10-K, File No. 1-7725

           10.09       1995 Long-Term Stock Ownership Incentive Plan

                              Incorporated by reference to Exhibit 10.13 filed with the company's Annual Report for the year ended September 30, 1996 on Form 10-K, File No. 1-7725.

           10.10       Amended and Restated 1998 Employee Stock Purchase Plan

                              Incorporated by reference to Annex VI to the company's Proxy Statement on Schedule 14A, dated March 20, 2000, File No. 1-7725.

           10.11       Amended and Restated International Employee Stock
                       Purchase Plan

                              Incorporated by reference to Exhibit 10.02 to the company's Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q, File No. 1-7725.

           10.12       Amended and Restated 1998 Long-Term Stock Ownership Plan

                               Incorporated by reference to Annex IV to the company's Proxy Statement on Schedule 14A dated March 20, 2000, File No. 1-7725.

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

                              Incorporated by reference to Exhibit 10.13 filed with the company's Annual Report for the year ended September 30, 1999 on Form 10-K, File No. 1-7725

           10.14 Amended and Restated 1999 Non-Employee Directors Stock Option Plan

                              Incorporated by reference to Annex V to the company's Proxy Statement on Schedule 14A, dated March 20, 2000, as filed with the Commission on March 20, 2000, File No. 1-7725

           10.15 Employment Agreement of Norman P. Blake, Jr. dated as of February 27, 2001, as amended on April 13, 2001 and as amended and restated June 4, 2001.

                              Incorporated by reference to Exhibits 10.10 and
                              10.20 filed with the company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2001 and Exhibit 10.10 filed with the company's Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2001.

           10.16      Management Compensation Arrangements and Plans

                              See "EMPLOYMENT CONTRACTS AND TERMINATION OF
                              EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS" above in this Annual Report on Form 10-K for a description of the Special Management Incentive Plan and Key Performance Award Plan.

           10.17 Acquisition Agreement, dated effective July 15, 2001, and executed as of October 12, 2001 between the company and SunGard Data Systems, Inc.

                              Incorporated by reference to Exhibit 99.1 filed with the company's Current Report on Form 8-K dated November 15, 2001, as filed with the Commission on December 3, 2001, File No. 1-7725.

           11.00       Computation of Earnings (Loss) Per Share

           21.00       Subsidiaries of Registrant

           23.00       Consent of KPMG LLP