Form 10-Q
period 2001-12-30
COMDISCO INC
filed 2002-02-14
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-Q
                       -----------------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended December 31, 2001

                                       or

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


                                      Name of each            Number of shares
         Title of                      exchange on            outstanding as of
         each class                 which registered          December 31, 2001
         ----------                 ----------------          -----------------

         Comdisco Stock,            New York Stock Exchange      150,558,942
         $.10 par value             Chicago Stock Exchange

         Comdisco Ventures Stock,          N/A                         -
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



         Consolidated Statements of Earnings (Loss) --
          Three months Ended December 31, 2001 and 2000.....................4

         Consolidated Balance Sheets --
          December 31, 2001 and September 30, 2001..........................5

         Consolidated Statements of Cash Flows --
          Three months Ended December 31, 2001 and 2000.....................6

         Notes to Consolidated Financial Statements.........................8


Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations. ........................................26


Item 3. Quantitative and Qualitative Disclosures about Market Risk..........42


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...................................................43

Item 6. Exhibits and Reports on Form 8-K....................................44

SIGNATURES..................................................................47



                                      (2)

Note on Forward Looking Statements

The company believes that certain statements in this Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the future filings by the company with the Securities and Exchange Commission and in the company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead," "is confident," "should be," "will," "predicted," "believe," "plan," "intend," "estimates," "likely," "expect" and "anticipate" and similar expressions identify forward-looking statements.

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

                                      (3)

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
(in millions except per share data)

                                                    Three Months Ended
                                                        December 31,
                                                       ------  ------
                                                        2001    2000
                                                       ------  ------
Revenue
Leasing

     Operating .....................................  $  317   $  391
     Direct financing ..............................      35       46
     Sales-type ....................................       9       42
                                                       -----    -----
        Total leasing ..............................     361      479

Sales ..............................................      98       72
Technology services ................................      24       41
Other ..............................................      13      196
                                                       -----    -----
        Total revenue ..............................     496      788
                                                       -----    -----

Costs and expenses
Leasing
     Operating .....................................     255      310
     Sales-type ....................................       8       25
                                                       -----    -----
        Total leasing ..............................     263      335

Sales ..............................................      82       49
Technology services ................................      16       37
Selling, general and administrative ................      62       90
Write-down of equity securities ....................      21       12
Bad debt expense ...................................      50       30
Interest (total contractual interest 2001 - $81) ...      21      101
Reorganization items ...............................     267       --
                                                       -----    -----
     Total costs and expenses ......................     782      654
                                                       -----    -----

Earnings (loss) from continuing
 operations before income taxes
 (benefit) and cumulative effect
 of change in accounting principle .................    (286)     134
Income taxes (benefit) .............................     (70)      48
                                                       -----    -----
Earnings (loss) from continuing
 operations before cumulative effect
 of change in accounting principle .................    (216)      86

Earnings from discontinued operations,
 net of tax ........................................     204       --
                                                       -----    -----
Earnings (loss) before cumulative effect
 of change in  accounting principle ................     (12)      86
Cumulative effect of change in accounting
 principle, net of tax .............................      --        2
                                                       -----    -----
Net earnings (loss) ................................  $  (12)  $   88
                                                       =====    =====

Basic earnings (loss) per common share:
  Earnings (loss) from continuing operations .......  $(1.44)  $ 0.57
  Earnings from discontinued operations ............    1.36       --
  Cumulative effect of change in accounting principle     --     0.01
                                                       -----    -----
  Net earnings (loss) ..............................  $(0.08)  $ 0.58
                                                       =====    =====
Diluted earnings (loss) per common share:
  Earnings (loss) from continuing operations .......  $(1.44)  $ 0.55
  Earnings from discontinued operations ............    1.36       --
  Cumulative effect of change in accounting principle     --     0.01
                                                       -----    -----
  Net earnings (loss) ..............................  $(0.08)  $ 0.56
                                                       =====    =====


See accompanying notes to consolidated financial statements.

                                      (4)

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
CONSOLIDATED BALANCE SHEETS

                                                            December 31,      September 30,
                                                                2001               2001
                                                           ----------------   ---------------

ASSETS
Cash and cash equivalents ..............................   $         1,706    $          543
Cash - legally restricted ..............................                96                54
Receivables, net .......................................               470               587
Inventory of equipment .................................               102                95
Leased assets:
  Direct financing and sales-type ......................             1,452             1,738
  Operating (net of accumulated depreciation)...........             1,733             2,265
                                                           ----------------   ---------------
    Net leased assets ..................................             3,185             4,003
Property, plant and equipment, net .....................                60                60
Equity securities ......................................               120               138
Net assets of discontinued operations held for sale ....                 6               433
Other assets ...........................................               188               215
                                                           ----------------   ---------------
                                                           $         5,933    $        6,128
                                                           ================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise

Term  notes  payable ...................................   $           262    $          360
Discounted  lease  rentals .............................               827               964
Notes  payable .........................................               139               179
Accounts  payable ......................................                75               110
Income  taxes ..........................................               104                35
Deferred income ........................................               172               159
Other  liabilities .....................................               235               191
                                                           ----------------   ---------------
                                                                     1,814             1,998

Liabilities subject to compromise
Notes  payable .........................................               917               917
Senior notes ...........................................             2,639             2,639
Accounts  payable ......................................                20                19
Other  liabilities .....................................               108               108
                                                           ----------------   ---------------
                                                                     3,684             3,683
                                                           ----------------   ---------------
Stockholders' equity:
  Preferred stock $.10 par value.
    Authorized 100,000,000 shares (none issued);
    Series C and Series D ..............................                 -                 -
  Comdisco stock $.10 par value. Authorized 750,000,000
    shares; issued 225,555,293 shares
    (225,555,293 at September 30, 2001).................                23                23
  Comdisco Ventures stock $.10 par value.
    Authorized 750,000,000 shares (none issued) ........                 -                 -
  Additional paid-in capital ...........................               365               365
  Accumulated other comprehensive income (loss).........               (93)              (93)
  Retained earnings ....................................               760               772
                                                           ----------------   ---------------
                                                                     1,055             1,067
  Common stock held in treasury, at cost; 74,996,351
    shares (74,996,351 at September 30, 2001) ..........              (620)             (620)
                                                           ----------------   ---------------
      Total stockholders' equity                                       435               447
                                                           ----------------   ---------------
                                                           $         5,933    $        6,128
                                                           ================   ===============


See accompanying notes to consolidated financial statements.

                                      (5)

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)
For the Three months Ended December 31, 2001 and 2000


                                                                               2001       2000
                                                                             -------    -------
Cash flows from operating activities:
   Operating lease and other leasing receipts ............................   $   626    $   655
   Leasing costs, primarily rentals paid .................................        (3)        (1)
   Sales .................................................................       105         99
   Sales costs ...........................................................        (3)       (27)
   Technology services receipts ..........................................        15         46
   Technology services costs .............................................        (8)       (43)
   Note receivable receipts ..............................................        65         90
   Warrant proceeds ......................................................         1        224
   Other revenue .........................................................        10         10
   Selling, general and administrative expenses ..........................       (58)      (116)
   Interest ..............................................................       (29)       (65)
   Income taxes ..........................................................        10         (9)
                                                                             -------    -------
     Net cash provided by continuing operations ..........................       731        863
     Net cash provided by (used by) discontinued operations ..............       875        (18)
                                                                             -------    -------
     Net cash provided by operating activities before reorganization items     1,606        845
                                                                             -------    -------
Operating cash flows from reorganization items:
   Interest received on cash accumulated because of Chapter 11
     proceeding ..........................................................         5         --
   Professional fees paid for services rendered in connection with
     the Chapter 11 proceeding ...........................................       (14)        --
                                                                             -------    -------
     Net cash used by reorganization items ...............................        (9)        --
                                                                             -------    -------
     Net cash provided by operating activities ...........................     1,597        845
                                                                             -------    -------

Cash flows from investing activities:
   Equipment purchased for leasing .......................................      (101)      (501)
   Notes receivable ......................................................        (6)       (77)
   Equity investments ....................................................        (1)       (37)
   Capital expenditures on discontinued operations .......................        (3)       (53)
   Other .................................................................        --         30
                                                                             -------    -------
     Net cash used in investing activities ...............................      (111)      (638)
                                                                             -------    -------

Cash flows from financing activities:
   Discounted lease proceeds .............................................         4        292
   Net decrease in notes and term notes payable ..........................      (138)       (47)
   Maturities and repurchases of senior notes ............................        --       (275)
   Principal payments on secured debt ....................................      (141)       (49)
   Common stock purchased and placed in treasury .........................        --        (48)
   Dividends paid on common stock ........................................        --         (4)
   Increase in legally restricted cash ...................................       (42)       (14)
   Other .................................................................        (6)         6
                                                                             -------    -------
     Net cash used in financing activities ...............................      (323)      (139)
                                                                             -------    -------

Net increase in cash and cash equivalents ................................     1,163         68
Cash and cash equivalents at beginning of period .........................       543        315
                                                                             -------    -------
Cash and cash equivalents at end of period ...............................   $ 1,706    $   383
                                                                             =======    =======


See accompanying notes to consolidated financial statements.

                                      (6)

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED (in millions) For the Three months Ended December 31, 2001 and 2000

                                                                  2001       2000
                                                                -------    -------

Reconciliation of earnings (losses) from continuing operations to net cash provided by operating activities:


Earnings (losses) from continuing operations ................   $  (216)   $    86

Adjustments to reconcile earnings (losses) from continuing operations to net cash provided by operating activities

    Leasing costs, primarily
      depreciation and amortization .........................       260        334
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals .........       265        176
    Cost of sales ...........................................        79         22
    Technology services costs, primarily
       depreciation and amortization ........................         8         (6)
    Interest ................................................        (8)        36
    Income taxes ............................................       (60)        39
    Principal portion of notes receivable ...................        55         70
    Selling, general, and administrative expenses ...........        75         16
    Warrant proceeds in excess of income ....................         1         63
    Reorganization items.....................................       258         --
    Other, net ..............................................         5         27
                                                                -------    -------
                  Net cash provided by continuing operations        722        863
                  Net cash provided by (used by) discontinued
                   operations ...............................       875        (18)
                                                                -------    -------
                  Net cash provided by operating activities .   $ 1,597    $   845
                                                                =======    =======

See accompanying notes to consolidated financial statements.


                                      (7)

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2001 and 2000


1.       Chapter 11 Proceedings

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

The Debtors' subsidiaries located outside of the United States are not included in the petitions. Condensed combined financial statements of the Debtors.

Sale of Assets:

Leasing: On February 5, 2002 the company announced the completion of the Bankruptcy Court-supervised sales evaluation process for its leasing businesses. During the Court-supervised bidding process concluded in early January 2002, the company received bids for all of its leasing business units (North American Information Technology (IT) Leasing, Telecommunications, Healthcare, Electronics and Laboratory and Scientific).

On January 24, 2002, the Bankruptcy Court approved the sale of the company's Electronics and Laboratory and Scientific equipment leasing businesses to GE Capital's Commercial Equipment Financing unit. GE Capital Commercial Equipment Financing will pay the company approximately $665 million, plus future contingent payments based on portfolio performance. The consideration includes the assumption of approximately $250 million of related secured debt. The sales are expected to close by March 31, 2002. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the company recorded a pre-tax charge of $250 million ($189 million after-tax, or $1.25 per common share) in the first quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale, or disposition of assets excluded from the sale.

The company's Board of Directors determined that an offer from Tyco Capital, a unit of Tyco International, was the highest or otherwise best bid for its North American IT Leasing business, however, Tyco terminated discussions with the company during the course of documentation on January 31, 2002. The Board of Directors determined that no other bids for its North American IT Leasing, Telecommunications and Healthcare businesses were acceptable. According to the Bankruptcy Court-approved bidding process, all bids expired at midnight on January 31, 2002. Accordingly, on February 5, 2002, the company announced that it intended to retain the remaining leasing businesses (North American IT, Telecommunications and Healthcare). With the auction process concluded, the company will focus on filing its plan of reorganization. Currently, the company has the exclusive right to file a plan of reorganization until March 15, 2002. The company has filed a motion to extend the exclusivity periods for an additional thirty days which is scheduled to be heard at a hearing to be held on February 14, 2002.


                                      (8)

Services: The company announced on February 5, 2002 that it had executed an agreement for the sale of substantially all of its North American IT CAP Services contracts to T-Systems Inc. for approximately $7 million, plus consideration for future business with those accounts. The sale is subject to approval by the Bankruptcy Court at a hearing to be held on February 14, 2002 hearing, and, if approved, is expected to close no later than February 28, 2002.

On November 15, 2001, the company completed the sale of its Availability Solutions business to SunGard Data Systems Inc. ("SunGard") for $825 million in cash (plus approximately $25 million in cash for estimated working capital received in excess of agreed-upon levels) which may be subject to an adjustment pursuant to the sale agreement. The terms of the sale were arrived at pursuant to the auction process approved by the Bankruptcy Court. The sale included the purchase of assets of the U.S. operations of the Availability Solutions business and the stock of its subsidiaries in the United Kingdom, France and Canada. The sale excluded the purchase of the stock of subsidiaries in Germany and Spain, as well as other identified assets, including Network Services and IT CAP services business. The company intends to exit the Availability Solutions businesses in Germany and Spain during fiscal 2002.

Impact of Debtor-in-Possession

Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. Shortly after the Filing, the Debtors began notifying all known or potential creditors of the Filing for the purposes of identifying all pre-petition claims against the Debtors. Subject to certain exceptions under the Bankruptcy Code, the Debtor's Filing automatically enjoined the continuation of any judicial or administrative proceedings against the Debtors. Any creditor actions to obtain possession of property from the Debtors or to create, perfect or enforce any lien against the property of the Debtors are also enjoined. As a result, the creditors of the Debtors are precluded from collecting pre-petition debts without the approval of the Bankruptcy Court. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy during the first half of calendar 2002, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors, approved by the creditors and equity holders, or confirmed by the Bankruptcy Court, or that any plan will be consummated. Currently, the Debtors have the exclusive right to submit a plan of reorganization until March 15, 2002 and the exclusive right to solicit acceptances of its plan until May 15, 2002. The company has filed a motion to extend the exclusivity periods for an additional thirty days which is scheduled to be heard at a hearing to be held on February 14, 2002.

If the Debtors fail to file a plan of reorganization during such period or extension, or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. Acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e. 50 percent of the number and 66 2/3 percent of the dollar amount) of each class of creditors entitled to vote on the plan. The Bankruptcy Court may also confirm a plan

                                      (9)
notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. At this time, the company cannot predict whether any such plan of reorganization will be approved. Due to the large number and amount of claims, the value of the company's common stock is highly speculative and may ultimately have no value.

Certain pre-petition liabilities have been paid after obtaining the approval of the Bankruptcy Court, including certain wages and benefits of employees, insurance costs, payments to governmental agencies and cash payments deemed critical to the Debtors business.

Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., real property leases). Unless otherwise agreed, the assumption of a contract will require the company to cure all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Filing, giving the other party to the contract a right to assert a general unsecured claim for damages arising out of the breach. Executory contracts rejected by the Debtors through December 31,2001, have resulted in general unsecured claims totaling approximately $17 million. The company cannot determine or reasonably estimate the ultimate liability that may result from rejecting its contracts or the filing of claims for any rejected contract and no provisions have been made for these claims.

The Bankruptcy Court set November 30, 2001 (the "bar date") as the last date for most parties to file proofs of claim with respect to non-governmental pre-petition obligations. Payment terms for these amounts will be established in connection with the Chapter 11 cases. There may be differences between the amounts at which any such liabilities are recorded in the financial statements and the amount claimed by the company's creditors. Significant litigation may be required to resolve any such disputes. On January 3, 2002, the company received a report of the claims filed by the bar date. This report indicated that approximately 5,000 claims totaling $11.1 billion have been filed in the bankruptcy case. The company has a formal claims review and administration strategy. After the company's preliminary review of these claims, the company believes that as a result of duplicate claims and other incorrect amounts, the ultimate amount of claims asserted will be less than $5 billion. Due to the uncertain nature of many of the claims and the fact that the company has not been able to assess the merits, if any, of many of these claims, the company is unable to project the actual amount that will eventually be determined to be required to satisfy such claims with any degree of certainty.

The company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect current and future results of operations.

Additional liabilities subject to the proceedings may arise in the future as a result of the rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies, liquidated and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, the company is unable to project the magnitude of such claims with any degree of certainty.

                                      (10)

2.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary, including adjustments for fair presentation have been included. Such adjustments consist of normal recurring and other adjustments. For further information, refer to the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended September 30, 2001. The balance sheet at September 30, 2001 has been derived from the audited financial statements included in the company's Annual Report on Form 10-K, for the year ended September 30, 2001.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis of accounting and in accordance with AICPA Statement of Position ("SOP 90-7") "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the company at historical cost. A plan of reorganization could materially change the amounts currently disclosed in the unaudited consolidated financial statements. The ability of the company to continue as a going concern and the appropriateness of using the going concern basis for its unaudited consolidated financial statements are dependent upon, among other things, (i) the ability of the company to obtain post-bankruptcy financing, (ii) the ability of the company to maintain adequate cash on hand, (iii) the ability of the company to generate cash from operations,
(iv) confirmation of a plan of reorganization under the Bankruptcy Code, and (v) the company's ability to achieve profitability following such confirmation.

Pursuant to SOP 90-7, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business are reported in the Consolidated Statement of Earnings (Loss) separately as reorganization items, except for items classified as discontinued operations. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the cases or that it is probable that it will be an allowed claim. Accordingly, no interest has been recorded on liabilities subject to compromise since the Filing. The balance sheet distinguishes pre-petition liabilities subject to compromise from those liabilities that are not subject to compromise.

Liabilities affected by the plan are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Based upon current facts and circumstances, all of the company's outstanding secured debt as well the unsecured debt of nondebtors is reflected as liabilities not subject to compromise in the Consolidated Balance Sheets.

Reorganization items, if any, are reported separately within the operating, investing and financing categories of the Consolidated Statements of Cash Flows.

                                      (11)

Certain reclassifications, including those for discontinued operations, have been made in the 2001 financial statements to conform to the 2002 presentation.

Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings, cash and cash equivalents that are security for letters of credit for commitments made primarily to customers of Comdisco Ventures group, cash and cash equivalents received by the company from non-owned lease portfolios serviced by the company and approximately $60 million held in escrow as a result of the sale of Availability Solutions.


3.       Discontinued Operations

Availability Solutions: The company's Availability Solutions business was offered for sale in the third quarter of fiscal 2001 and the sale was completed in the first quarter of fiscal 2002 (see Note 1 of Notes to Consolidated Financial Statements). As a result of the sale, the Availability Solutions segment has been accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes for all periods shown have been restated to reflect Availability Solutions as a discontinued operation.

Network Services: During the second quarter of fiscal 2001, the network consulting business of the company was discontinued. The network management services segment of the business was transferred to a new provider during the third quarter of fiscal 2001.

The following is a summary of the operating results of the discontinued businesses for the three months ended December 31. In addition to the businesses sold, the Availability Solutions information included below also includes the results from the company's Availability Solutions businesses in Germany and Spain (in millions):


                                                     2001
                                      Availability     Network
                                       Solutions      Services     Total
                                      ------------  ------------  ----------
Revenue (through November 15, 2001).  $        67   $        --   $      67
                                      ============  ============  ==========

                                      ------------  ------------  ----------
Gain on sale .......................  $       326   $        --   $     326
                                      ============  ============  ==========
Income from discontinued operations:

  Before income taxes ..............  $       334   $        --   $     334
  Income taxes .....................          130            --         130
                                      ------------  ------------  ----------
  Net earnings .....................  $       204   $        --   $     204
                                      ============  ============  ==========

                                      (12)

                                                     2000
                                      Availability     Network
                                       Solutions      Services     Total
                                      ------------  ------------  ----------
Revenue ............................  $       116   $         5   $     121
                                      ============  ============  ==========
Income (loss) from discontinued
operations:
  Before income taxes (benefit) ....  $         8   $        (7)  $       1
  Income taxes (benefit) ...........            3            (2)          1
                                      ------------  ------------  ----------
  Net earnings (loss) ..............  $         5   $        (5)  $      --
                                      ============  ============  ==========




4.       Reorganization Items and Restructuring costs

Reorganization items: Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components for the three months ended December 31, 2001 and 2000 are as follows (in millions):

                                                      2001          2000
                                                  ------------- -------------
Estimated loss on sale of leased assets ......    $       250   $       --
Professional  fees ...........................             14           --
DIP fees .....................................              8           --
Interest income ..............................             (5)          --
                                                  ------------- -------------
                                                  $       267   $       --
                                                  ============= =============


Professional fees relate to legal, investment advisory and other professional services.

DIP fees relate to the write-off of previously capitalized arrangement and structure fees the company incurred in connection with the DIP facility (see
Note 5 of Notes to Consolidated Financial Statements).

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

On December 5, 2001 the company announced a further rationalization of costs. As part of its ongoing cost reduction efforts the company cut its workforce by approximately 10 percent, or 128 positions. Just over half of the employees affected worked in the company's facilities in the greater Chicago area, primarily in operations functions. Others were located throughout company operations worldwide. The company incurred a charge of $8 million in the fiscal third quarter ending June 30, 2001 as part of its workforce reduction plans. Approximately $8 million has been paid and charged against the accrued liability through December 31, 2001. The company anticipates further reductions in workforce and additional charges, the range of which remains undetermined.

                                      (13)

5.       Interest-Bearing Liabilities

On April 3, 2001, the company drew down approximately $880 million of committed loan facilities for general corporate purposes, including the retirement of commercial paper obligations as they became due. The committed facilities involved in the transaction include the $550 million global credit facility and the $525 million multi-option facility.

In connection with the Filing, the company obtained a two-year, $450 million senior secured Debtor-In-Possession financing facility ("DIP facility") led by Citibank, N.A., as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, and Heller Financial, Inc. as Documentation Agent. The DIP facility was arranged by Salomon Smith Barney Inc. and J.P. Morgan Securities Inc. The DIP facility was secured by substantially all of the company's assets. The DIP facility included a credit line of up to $450 million, bearing interest at LIBOR plus 300 basis points or at Citibank's base rate plus 200 basis points. $100 million of the secured DIP facility had been reserved specifically to support international operations. On January 25, 2002, the Administrative Agent, the Syndication Agent, the Documentation Agent and the company agreed to reduce the amount of the DIP Facility to $10 million. In addition, the company's assets are no longer secured by the DIP Facility.

As a result of Filing, no principal or interest payments were made on any of the Debtor's pre-petition unsecured debt after July 15, 2001. Any plan of reorganization defining the repayment terms must be approved by the Bankruptcy Court.

In connection with the DIP facility, the company paid an arrangement and structuring fee of $9 million or 2% of the credit line. The company is also required to pay a fifty basis point annual unused line fee and annual administration and collateral monitoring fees, as defined in the agreement. The unamortized balance as of September 30, 2001 was expensed in the first quarter of fiscal 2002 (see note 4 of Notes to Consolidated Financial Statements).

As of February 14, 2002, the company did not have an outstanding balance under the DIP facility and had unrestricted cash balances in excess of $1.8 billion.

As a result of the Filing, principal and interest payments on outstanding unsecured debt obligations of the Debtors were stayed, which nonpayment, in turn, resulted in a default under its credit lines. Nondebtor subsidiaries continue to make principal and interest payments on their debt obligations under these facilities.

                                      (14)

The company has issued letters of credit totaling $17 million at December 31, 2001, to the landlords of the company's customers, principally Comdisco Ventures group, for the guarantee of their leases. The letters of credit are collateralized by restricted cash.

The average daily borrowings outstanding during the three months ended December 31, 2001 were approximately $4.9 billion, with a related contractual weighted average interest rate of 6.66%. This compares to average daily borrowings during the first three months of fiscal 2001 of approximately $6.3 billion, with a related weighted average interest rate of 6.73%.


6.       Liabilities Subject to Compromise

The principal categories of obligations classified as liabilities subject to compromise to unrelated parties under Chapter 11 Cases are identified below. The liabilities subject to compromise included in the company's financial statements may vary significantly from the stated amount of proofs of claim that have been filed with the Bankruptcy Court and may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. The Bankruptcy Court set November 30, 2001 (the "bar date") as the last date for parties to file proofs of claim with respect to non-governmental pre-petition obligations. Payment terms for these amounts will be established in connection with the Chapter 11 cases. On January 3, 2002, the company received a report of the claims filed by the bar date. This report indicated that approximately 5,000 claims totaling $11.1 billion have been filed in the bankruptcy case. The company has a formal claims review and administration strategy. After the company's preliminary review of these claims, the company believes that as a result of duplicate claims and other incorrect amounts, the ultimate amount of claims asserted will be less than $5 billion. Due to the uncertain nature of many of the claims and the fact that the company has not been able to assess the merits, if any, of many of these claims, the company is unable to project the actual amount that will eventually be determined to be required to satisfy such claims with any degree of certainty.

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are listed below (in millions):

                                December 31,   September 30,
                                   2001           2001
                                ------------   -------------
Notes  payable ............      $  917         $  917
Senior notes ..............       2,639          2,639
Accounts  payable .........          20             19
Other  liabilities
  Accrued interest ........          83             83
  Other accrued expenses ..          25             25
                                 ------         ------
                                 $3,684         $3,683
                                 ======         ======


Notes payable subject to compromise include $28 million of commercial paper, $880 million of committed loan facilities which the company drew down on April 3, 2001 and $9 million of other bank borrowings.

                                      (15)

Senior notes subject to compromise include the following (amounts in millions):

                                            December 31,       September 30,
                                                2001               2001
                                           --------------     ---------------
Medium term notes                           $   505            $   505
6.130% Senior Notes due 2001                    267                267
6.375% Senior Notes due 2002                    250                250
6.000% Senior Notes due 2002                    345                345
5.950% Senior Notes due 2002                    345                345
7.250% Senior Notes due 2002                    257                257
6.125% Senior Notes due 2003                    194                194
9.500% Senior Notes due 2003                    476                476
                                           --------------     ---------------
    Total senior notes                      $ 2,639            $ 2,639
                                           ==============     ===============


Approximately $349 million of the medium term notes referenced above were scheduled to mature at various dates subsequent to the Filing through December 31, 2001.

During fiscal 2001, the company's $275 million of Mandatory Par Put Remarketed Securities-type senior debentures (MOPPRS) were called. The call was stayed as a result of the Filing. Included in accrued interest subject to compromise is $10 million owed to the underwriter pursuant to the terms of the Remarketing Agreement.

As a result of the Reorganization Cases, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest on pre-petition unsecured debt has not been accrued after the Petition Date. Contractual interest not recorded on unsecured pre-petition debt totaled $60 million for the three months ended December 31, 2001. Nondebtor subsidiaries, which are not included in the petitions, continue to make principal and interest payments on their debt obligations.


7.       Receivables

Receivables include the following as of December 31, 2001 and September 30, 2001 (in millions):

                                       December 31,          September 30,
                                           2001                  2001
                                     -----------------   --------------------

Notes .......................            $       355           $        463
Accounts ....................                    263                    286
Income taxes ................                     28                     36
Other .......................                     90                    104
                                     -----------------     ------------------
Total receivables ...........                    736                    889
Allowance for credit losses .                   (266)                  (302)
                                     -----------------     ------------------
Total .......................            $       470           $        587
                                     =================     ==================

                                      (16)

The company provided loans to privately held venture capital-backed companies in networking, optical networking, software, communications, Internet-based and other industries. The company's loans are generally structured as equipment loans or subordinated loans. At December 31, 2001 and September 30, 2001, Comdisco Ventures group had notes receivable of approximately $323 million and $432 million, respectively. As part of a venture note transaction, the company receives warrants to purchase an equity interest in the customer, or a conversion option, in each case at a stated exercise price based on the price paid by other venture capitalists. Loans provide current income from interest and fees.

The allowance for credit losses includes management's estimate of the amounts expected to be lost on specific accounts and for losses on other as of yet unidentified accounts included in receivables at December 31, 2001, including estimated losses on future noncancelable lease rentals, net of estimated recoveries from remarketing of related leased equipment. In estimating the reserve component for unidentified losses within the receivables and lease portfolio, management relies on historical experience, adjusted for any known trends, including industry trends, in the portfolio.

Changes in the allowance for credit losses (combined notes and accounts receivable) for the three months ended December 31, 2001 and 2000 were as follows (in millions):

                                              Consolidated          Comdisco Ventures group
                                       --------------------------  --------------------------
                                       December 31,  December 31,  December 31,  December 31,
                                          2001          2000           2001         2000
                                       ------------  ------------  ------------  ------------
Balance at beginning of period         $       302   $      119    $       202   $        95
Provision for credit losses                     50           30             45            26
Net credit losses                              (86)         (18)           (72)          (16)
                                       ------------  ------------  ------------  ------------
Balance at end of period               $       266   $      131    $       175   $       105
                                       ============  ============  ============  ============



8.       Equity Securities

The company provides financing to privately held companies, in networking, optical networking, software, communications, Internet-based and other industries through the purchase of equity securities. Substantially all of these investments are made by Comdisco Ventures group. For equity investments which are non-quoted investments, the company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The company identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired. Impairments in equity securities totaled $21 million and $12 million during the three months ended December 31, 2001 and 2000, respectively. During fiscal year 2002, certain of these investments in privately held companies became available-for-sale securities when the issuers completed initial public offerings.

                                      (17)

Comdisco Ventures group public holdings were as follows (in millions):

                                           Gross       Gross
                                        unrealized   unrealized    Market
                                Cost       gains       losses       value
                               ------  ------------ ------------  ----------
December 31, 2001              $   2      $   14       $   --       $   16
September 30, 2001             $   1      $    1       $   --       $    2


Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated other comprehensive income (loss). There were no net or gross realized gains or losses in the three months ended December 31, 2001. Net realized gains from the sale of equity investments were $64 million in the three months ended December 31, 2000. Gross realized gains from the sale of equity securities were $66 million during the first three months of fiscal 2001. Net realized gains are included in other revenue.

The company records the proceeds to be received from the sale or liquidation of warrants received in conjunction with its lease or other financings as income on the trade date. These gains were $0 million during the first three months of fiscal 2002 compared $97 million in the year earlier period. These amounts are included in other revenue.

                                      (18)

9.       Stockholders' Equity

Total comprehensive income (loss) consists of the following (in millions):

                                                         Three months
                                                      ended December 31,
                                                       2001        2000
                                                      ------      ------
Foreign currency translation adjustments .........    $  (6)      $  10
Unrealized gains (losses) on derivative
   instruments ...................................       (2)          4
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period .............................       13        (310)
  Reclassification adjustment for gains
   included in earnings before
   income taxes (benefit) ........................       --        (161)
                                                      ------      ------
Net unrealized gains (losses), before
   income taxes (benefit) ........................       13        (471)
Income taxes (benefit) ...........................        5        (170)
                                                      ------      ------
Net unrealized gains (losses) ....................        8        (301)
                                                      ------      ------
Other comprehensive income (loss) ................       --        (287)
Net earnings (loss) ..............................      (12)         88
                                                      ------      ------
Total comprehensive income (loss) ................    $ (12)      $(199)
                                                      ======      ======


Accumulated other comprehensive income (loss) presented below and in the accompanying balance sheets consists of the accumulated net unrealized loss on foreign currency translation adjustments, the accumulated net unrealized gain on available-for-sale securities and the net unrealized gain on derivative instruments (in millions):


                                                    Unrealized
                                      Foreign         gain on        Unrealized       Accumulated
                                     currency        available-        gain on           other
                                    translation      for-sale        derivative      comprehensive
                                    adjustment      securities      instruments      income (loss)
                                  --------------  ---------------  ---------------  ---------------
Balance at September 30, 2001       $     (97)     $         --     $          4     $        (93)
Current period change                      (6)                8               (2)              --
                                  --------------  ---------------  ---------------  ---------------
Balance at December 31, 2001        $     (103)    $          8     $          2     $        (93)
                                  ==============  ===============  ===============  ===============


                                      (19)

On May 2, 2001, the Board of Directors voted to suspend the payment of quarterly dividends on the company's common stock until the company's liquidity and capital position warrants the resumption of dividend payments.

In February 1998, 106 senior managers of the company purchased over six million shares of the company's common stock for approximately $109 million. Under the voluntary Shared Investment Plan ("SIP"), the senior managers took out full recourse, personal loans to purchase the shares. The company has guaranteed repayment of the loans in the event of default. The purchased shares represented over 4% of the then current total shares outstanding. On May 2, 2001, the Board of Directors resolved that if there is an acceleration of the loans and the company is required to make payments on the loans, the company will defer, but does not presently intend to forgive, collection from currently employed SIP participants on the loan guarantee until after March 31, 2002.


10.      Industry Segment and Operations by Geographic Areas

The company evaluates the performance of its operating segments based on earnings (loss) before income taxes. Intersegment sales are not significant.
Summarized   financial   information   (excluding  the  loss  from  discontinued
operations, and pre-tax losses on reorganization items of $267 million for the three months ended December 31, 2001) for the company's reportable segments for the three months ended December 31, 2001 and 2000 is shown in the following table (in millions):

                                               Comdisco
Three months ended                             Ventures   Discontinued
December 31, 2001        Leasing    Services    group      operations    Total
-----------------       ---------  ----------  --------   ------------  -------

Revenues                 $   393    $    24     $   79      $      --    $ 496
Segment profit (loss)         42          8        (69)            --      (19)
Investing activities          93         --         15              3      111



                                               Comdisco
Three months ended                             Ventures   Discontinued
December 31, 2000        Leasing    Services    group      operations    Total
-----------------       ---------  ----------  --------   ------------  -------

Revenues                 $   491    $     41    $  256     $       --    $ 788
Segment profit                20           4       110             --      134
Investing activities         358          --       227             53      638


                                      (20)

The following table presents revenue by geographic location based on the location of the company's local offices (in millions):

                           For the three months ended
                                  December 31,
                            2001                2000
                           ------              ------
North America ........     $ 305               $ 627
Europe ...............       116                 121
Pacific Rim ..........        75                  40
                           ------              ------
Total ................     $ 496               $ 788
                           ======              ======


The following table presents total assets by geographic location based on the location of the company's local offices (in millions):

                        December 31,      September 30,
                            2001              2001
                        ------------      -------------
North America .......    $    4,310        $     4,326
Europe ..............         1,153              1,291
Pacific Rim .........           470                511
                        ------------      -------------
Total ...............    $    5,933        $     6,128
                        ============      =============


The following table presents total assets for each of the company's reportable segments (in millions):

                                                December 31,       September 30,
                                                   2001                2001
                                                ------------       -------------


Leasing ......................................        $5,145           $4,742
Services .....................................            55               51
Ventures .....................................           727              900
Net assets of discontinued
  operations held for sale ...................             6              435
                                                      ------           ------
Total ........................................        $5,933           $6,128
                                                      ======           ======

                                      (21)

11.      Debtor Financial Statements

The following represents the consolidation of the company and its Debtor subsidiaries as of December 31, 2001 and September 30, 2001 and for the three months ended December 31, 2001, and 2000. Investments in nondebtor subsidiaries are presented using the equity method.

COMDISCO, INC. AND DEBTOR SUBSIDIARIES
(DEBTOR IN POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(in millions)

                                                                  ----      ----
                                                                  2001      2000
                                                                  ----      ----
Revenue
Leasing

     Operating ..............................................     $193      $259
     Direct financing .......................................       25        40
     Sales-type .............................................        7        40
                                                                  ----      ----
        Total leasing .......................................      225       339

Sales .......................................................       50        55
Technology services .........................................       12        27
Other .......................................................       13       200
Equity in earnings of nondebtor subsidiaries ................       21        13
                                                                  ----      ----
        Total revenue .......................................      321       634
                                                                  ----      ----

Costs and expenses
Leasing
     Operating ..............................................      149       201
     Sales-type .............................................        6        24
                                                                  ----      ----
        Total leasing .......................................      155       225

Sales .......................................................       40        34
Technology services .........................................       10        31
Selling, general and administrative .........................      125       120
Interest (total contractual interest 2002 - $70) ............       10        90
Reorganization items ........................................      267        --
                                                                  ----      ----
     Total costs and expenses ...............................      607       500
                                                                  ----      ----

Earnings (loss) from continuing operations before
  income taxes (benefit) and
  cumulative effect of change
  in  accounting principle...................................     (286)      134
Income taxes (benefit) ......................................      (70)       48
                                                                  ----      ----
Earnings (loss) from continuing operations before
  cumulative effect of change in accounting principle .......     (216)       86
Earnings (loss) from discontinued operations of
  debtor subsidiaries, net of tax ...........................      204        --
Earnings (loss) from discontinued operations of
  nondebtor subsidiaries, net of tax ........................      --         --
                                                                  ----      ----
Earnings (loss) before cumulative effect of change in .......      (12)       86
  accounting principle
Cumulative effect of change in accounting principle,
  net of tax ................................................      --          2
                                                                  ----      ----
Net earnings (loss) .........................................     $(12)     $ 88
                                                                  ====      ====


                                      (22)

COMDISCO, INC. AND DEBTOR SUBSIDIARIES
(DEBTOR IN POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

                                                      December 31, September 30,
                                                             2001         2001
                                                            -------      -------
ASSETS

Cash and cash equivalents .............................     $ 1,523      $  405
Cash - legally restricted .............................          96          54
Receivables, net ......................................         389         503
Receivable from nondebtor subsidiaries ................         487         558
Inventory of equipment ................................          67          61
Leased assets:
  Direct financing and sales-type .....................       1,040       1,277
  Operating (net of accumulated depreciation) .........         904       1,350
                                                            -------      -------
    Net leased assets .................................       1,944       2,627
Property, plant and equipment, net ....................          48          50
Equity securities .....................................         120         138
Investment in nondebtor subsidiaries ..................         488         421
Net assets of discontinued operation held for sale ....           6         355
Other assets ..........................................         104         188
                                                            -------      -------
                                                            $ 5,272      $5,360
                                                            =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise

Term  notes  payable ..................................     $   262      $  360
Discounted  lease  rentals ............................         460         539
Notes  payable ........................................          --           9
Accounts  payable .....................................          49          73
Other  liabilities ....................................         269         260
Income  taxes .........................................         113         (11)
                                                            -------      -------
                                                              1,153       1,230

Liabilities subject to compromise
Notes  payable ........................................         917         917
Senior notes ..........................................       2,639       2,639
Accounts  payable .....................................          20          19
Other  liabilities ....................................         108         108
                                                            -------      -------
                                                              3,684       3,683
                                                            -------      -------

Common stockholders' equity ...........................         435         447
                                                            -------      -------
                                                            $ 5,272      $5,360
                                                            =======      =======

                                      (23)

COMDISCO, INC. AND DEBTOR SUBSIDIARIES
(DEBTOR IN POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)


                                                                               2001       2000
                                                                             -------    -------
Cash flows from operating activities:
   Operating lease and other leasing receipts ............................   $   467    $   504
   Leasing costs, primarily rentals paid .................................        (3)        (1)
   Sales .................................................................        49         70
   Sales costs ...........................................................        (3)       (26)
   Technology services receipts ..........................................        11         29
   Technology services costs .............................................        (8)       (35)
   Note receivable receipts ..............................................        65         90
   Warrant proceeds ......................................................         1        224
   Other revenue .........................................................        10         10
   Selling, general and administrative expenses ..........................       (48)      (104)
   Interest ..............................................................       (13)       (51)
   Income taxes ..........................................................        10         (9)
                                                                             -------    -------
     Net cash provided by continuing operations ..........................       538        701
     Net cash provided by (used by) discontinued operations ..............       867        (21)
                                                                             -------    -------
     Net cash provided by operating activities before reorganization items     1,405        680
                                                                             -------    -------
Operating cash flows from reorganization items:
   Interest received on cash accumulated because of Chapter 11
     proceeding ..........................................................         5         --
   Professional fees paid for services rendered in connection with
     the Chapter 11 proceeding ...........................................       (14)        --
                                                                             -------    -------
     Net cash used by reorganization items ...............................        (9)        --
                                                                             -------    -------
     Net cash provided by operating activities ...........................     1,396        680
                                                                             -------    -------

Cash flows from investing activities:
   Equipment purchased for leasing .......................................       (23)      (309)
   Notes receivable ......................................................        (6)       (77)
   Equity investments ....................................................        (1)       (37)
   Capital expenditures on discontinued operations .......................        (3)       (53)
   Other .................................................................       --          30
                                                                             -------    -------
     Net cash used in investing activities ...............................       (33)      (446)
                                                                             -------    -------

Cash flows from financing activities:
   Discounted lease proceeds .............................................        (2)       236
   Decrease in notes and term notes payable ..............................      (132)       (54)
   Maturities and repurchases of senior notes ............................        --       (272)
   Principal payments on secured debt ....................................       (73)       (40)
   Common stock purchased and placed in treasury .........................        --        (48)
   Dividends paid on common stock ........................................        --         (4)
   Increase in legally restricted cash ...................................       (42)       (14)
   Advances to nondebtor subsidiaries ....................................        10        101
   Other, net ............................................................        (6)         5
                                                                             -------    -------
     Net cash provided by (used in) financing activities .................      (245)       (90)
                                                                             -------    -------

Net increase in cash and cash equivalents ................................     1,118        144
Cash and cash equivalents at beginning of period .........................       405        177
                                                                             -------    -------
Cash and cash equivalents at end of period ...............................   $ 1,523    $   321
                                                                             =======    =======


                                      (24)

COMDISCO, INC. AND DEBTOR SUBSIDIARIES
(DEBTOR IN POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED (in millions)

                                                                  2001       2000
                                                                -------    -------
Reconciliation of earnings (losses) from continuing
operations to net cash provided by operating activities:

Earnings (losses) from continuing operations ................   $  (216)   $    86

Adjustments to reconcile earnings (losses) from continuing operations to net cash provided by operating activities

    Leasing costs, primarily
      depreciation and amortization .........................       152        224
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals .........       242        165
    Cost of sales ...........................................        37          8
    Technology services costs, primarily
       depreciation and amortization ........................         2         (4)
    Interest ................................................        (3)        39
    Income taxes ............................................       (60)        39
    Principal portion of notes receivable ...................        55         70
    Selling, general, and administrative expenses ...........        77         16
    Warrant proceeds in excess of income ....................         1         63
    Reorganization items.....................................       258         --
    Other, net ..............................................       (16)        (5)
                                                                -------    -------
                  Net cash provided by continuing operations        529        701
                  Net cash provided by (used by) discontinued
                   operations ...............................       867        (21)
                                                                -------    -------
                  Net cash provided by operating activities .   $ 1,396    $   680
                                                                =======    =======






                                      (25)

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

Voluntary Petition for Relief Under Chapter 11

On July 16, 2001 (the "Petition Date"), the company and fifty of its domestic U.S. subsidiaries (collectively the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Northern District of Illinois (the "Filing"). The Debtors are currently operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") are being jointly administered under Case No. 01-24795. The company's subsidiaries located outside of the United States (collectively, the "NonDebtor Subsidiaries") are not included in the petitions. See Note 1 of the Notes to Consolidated Financial Statements, "Chapter 11 Proceedings" for additional information about the Filing.


Consequence of Filing

As a consequence of the Filing, all pending litigation against the Debtors is automatically stayed by Section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover pre-petition claims against the Debtors. In addition, pursuant to Section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code.

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

As provided by the Bankruptcy Code, the Debtors have the exclusive right to propose a plan of reorganization until March 15, 2002, and the exclusive right to solicit acceptances of a reorganization plan until May 15, 2002. The company has filed a motion to extend the exclusivity periods for an additional thirty days which is scheduled to be heard at a hearing to be held on February 14, 2002.

If the Debtors fail to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.

                                      (26)

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


Recent Developments

Leasing: On February 5, 2002, the company announced the completion of the Bankruptcy Court-supervised sales evaluation process for its leasing businesses. During the Court-supervised bidding process concluded in early January 2002, the company received bids for all of its leasing business units (North American Information Technology (IT) Leasing, Telecommunications, Healthcare, Electronics and Laboratory and Scientific).

On January 24, 2002, the Bankruptcy Court approved the sale of the company's Electronics and Laboratory and Scientific equipment leasing businesses to GE Capital's Commercial Equipment Financing unit. GE Capital Commercial Equipment Financing will pay the company approximately $665 million, with future contingent payments based on various portfolio performance criteria. The consideration includes the assumption of approximately $250 million of related secured debt. The sales are expected to close by March 31, 2002. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the company recorded a pre-tax charge of $250 million ($189 million after-tax, or $1.25 per share, after-tax) in the first quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale.

The company's Board of Directors determined that an offer from Tyco Capital, a unit of Tyco International, was the highest or otherwise best bid for its North American IT Leasing business, however, Tyco terminated discussions with the company during the course of documentation on January 31, 2002. The Board of

                                      (27)

Directors determined that no other bids for its North American IT Leasing, Telecommunications and Healthcare businesses were acceptable. According to the Bankruptcy Court-approved bidding process, all bids expired at midnight on January 31, 2002. Accordingly, on February 5, 2002, the company announced that it intended to retain the remaining leasing businesses (North American IT, Telecommunications and Healthcare). With the auction process concluded, the company will focus on filing its plan of reorganization. Currently, the company has the exclusive right to file a plan of reorganization until. by March 15, 2002. The company has filed a motion to extend the exclusivity periods for an additional thirty days which is scheduled to be heard at a hearing to be held on February 14, 2002.

Services: The company announced on February 5, 2002 that it had executed an agreement for the sale of substantially all of its North American IT CAP Services contracts to T-Systems Inc. for approximately $7 million, plus consideration for future business with those accounts. The sale is subject to approval by the Bankruptcy Court at a hearing to be held on February 14, 2002 hearing, and, if approved, is expected to close no later than February 28, 2002.


Business

The company's businesses are designed to bring solutions that reduce technology cost and risk to the customer and to support the customer's technology infrastructure.

During the first quarter of fiscal 2002, following its exit from the services businesses, the company was aligned into two primary business lines: 1) global leasing ("Leasing"), in sectors such as electronics, telecommunications, healthcare, pharmaceutical, biotechnology, manufacturing and other high technology businesses, which include the leasing and remarketing of distributed systems, such as PCs, servers, workstations and routers, communications equipment, equipment leasing and technology lifecycle management services; and
2) venture financing, referred to as Comdisco Ventures group, which provides venture leases, venture debt and direct equity financing to venture capital-backed companies.

Weakening economic conditions, the Filing, and capital constraints had a negative impact on the company's ability to provide the necessary financial support for new lease volume. As a result, equipment purchased for leasing decreased from $501 million in the first quarter of fiscal 2001 to $101 million in the first quarter of fiscal 2002. Declining leased assets resulted in declines in total lease revenue and earnings contributions from leasing.

In addition to originating new equipment lease financing, the company remarkets used equipment from its lease portfolio. Remarketing is the sale or re-lease of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Remarketing activity is comprised of earnings from follow-on leases and gross profit on equipment sales. Remarketing activity, an important factor for earnings, decreased in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The general economic slowdown and particularly the decrease in corporate technology equipment spending have had a negative impact on the equipment values and remarketing results. Uncertainty created by the company's liquidity situation and subsequent Filing also negatively impacted the company's remarketing activities. The decline in leased assets described in the preceding paragraph and the sale of the Electronics and Laboratory &
Scientific leased assets will also have a negative impact on future contributions from remarketing activity as the company will have fewer assets to remarket. While remarketing activity continues to be an important contributor to quarterly earnings in the near and long term because of the size of the

                                      (28)
company's lease portfolio, there can be no assurance that the company will be able to increase its remarketing activities above current levels or that these uncertainties will not continue to have a negative impact on remarketing. See "RISK FACTORS -- REMARKETING RESULTS ARE UNCERTAIN" below.

The company's Filing and the potential sale of some or all of these businesses created uncertainty that had an adverse impact on the company's business, ability to obtain credit, customer's confidence, its ability to retain employees and may impact employees' performance in future periods. The company believes this uncertainty negatively impacted the company's financial results for the three months ended December 31, 2001. Furthermore, there can be no assurance that this uncertainty will not continue to have an impact on the company's operations, and its ability to develop, implement and execute a plan of reorganization. See "RISK FACTORS" below for additional risks associated with the Filing.

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

The sale included the purchase of assets of the U.S. operations of the Availability Solutions business and the stock of its subsidiaries in the United Kingdom, France and Canada. The sale excluded the purchase of the stock of subsidiaries in Germany and Spain, as well as other identified assets, including Network Services and IT CAP Solutions. For purposes of our consolidated financial statements, the company has accounted for the businesses included in the sale to SunGard as discontinued operations of the company. As a result of the company's intention to exit the Availability Solutions businesses of Germany and Spain, the company has also accounted for these businesses as discontinued operations. As such, for the three months ended December 31, 2001 and 2000, the only businesses included within Services continuing operations are IT CAP services business and the remaining network services business.

As  a  result  of  the  company's  sale  of  Availability   Solutions,   it  has
substantially exited the services business. As discussed above, the company has reached an agreement to sell its North American IT CAP services business

SUMMARY

During the quarter ended December 31, 2001, the company recorded a gain on the sale of Availability Solutions of $326 million ($199 million or $1.32 per diluted share). This gain is included within discontinued operations.

In January 2002, the U.S. Bankruptcy Court for the Northern District of Illinois approved the sale of the company's Electronics and Laboratory & Scientific Leasing businesses. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the company recorded a pre-tax charge of $250 million ($189 million, or $1.25 per share) in the first quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between the carrying value and estimated proceeds from the sale, or disposition of assets excluded from the sale.

                                      (29)

As a result of the leased asset sales, the related impact on future taxable income, and continued constraints on business expansion in the near-term, the company established an income tax valuation allowance totaling $41 million, or $.27 per share, during the three months ended December 31, 2001. This was based on management's assessment that it was more likely than not that the company would not realize their net deferred tax assets.

The company does not believe that the sale of its North American IT CAP services business will have a material effect on the company's results of operations.

Net loss for the three months ended December 31, 2001 was $12 million, or $.08 per common share, as compared to net earnings of $88 million, or $.56 per diluted common share, for the three months ended December 31, 2000. The decrease in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 was primarily the result of losses from Comdisco Ventures group and charges recorded as a result of the sale of the company's Electronics and Laboratory and Scientific assets offset by the gain from the sale of Availability Solutions.

RESULTS OF OPERATIONS
Overview

Leasing: Leasing volume decreased in the three months ended December 31, 2001 as compared to the prior year. The decrease is due to the company's financial constraints and the related impact on new business volume and remarketing as discussed above (see "RISK FACTORS - UNCERTAINTIES RELATING TO BANKRUPTCY PROCEEDINGS", "THE COMPANY MAY BE UNABLE TO SUCCESSFULLY DEVELOP A PLAN OF REORGANIZATION AROUND THE REMAINING LEASING BUSINESSES" and "REMARKETING RESULTS ARE UNCERTAIN"), and the impact of the Filing on the business.

Leasing had pretax earnings of $42 million in the three months ended December 31, 2001, compared to pretax earnings of $20 million and pretax losses of $82 million the three months ended December 31, 2000 and September 30, 2001, respectively. The increase in pretax earnings contribution from leasing is primarily due to reduced interest costs offset by lower contributions from leasing and remarketing activities. Cost of equipment placed on lease was $79 million during the quarter ended December 31, 2001. This compares to cost of equipment placed on lease of $521 million and $199 million during the quarters ended December 31, 2000 and September 30, 2001, respectively.

Comdisco Ventures group: Comdisco Ventures group recorded revenue of $79 million and $256 million, which represented a decrease of 69% over the prior year period. The decrease was due to lower revenue from the sale of equity investments, and lower leasing revenue and interest income on venture debt. Comdisco Ventures group had pretax losses of $69 million in the three months ended December 31, 2001, compared to pretax earnings of $110 million and pretax losses of $102 million in the three months ended December 31, 2000 and September 30, 2001, respectively. The pretax loss in the current year period compared to the prior year period is primarily the result of recording additional reserves for credit losses and write-downs of equity securities as well as lower revenue from the sale of equity investments.

Revenue from the sale of equity investments obtained in conjunction with the company's financing transactions, which is included in "Other revenue" on the Statement of Earnings (Loss), was $161 million in the three months ended

                                      (30)

December 31, 2000. There were no equity sales or warrant sales in the three months ended December 31, 2001. Warrant sale proceeds and capital gains for the three months ended December 31, 2001 and 2000 were as follows (in millions):

                                                     For the three months ended
                                                            December 31,
                                                       2001              2000
                                                     --------          --------


Proceeds from the sale of equity securities           $   --            $   79
Less: cost of equity securities                           --               (15)
                                                     --------          --------
Capital gains                                             --                64
Warrant sale proceeds                                     --                97
                                                     --------          --------
Total                                                 $   --            $  161
                                                     ========          ========


During the quarter ended December 31, 2001, approximately ten companies were acquired, merged or completed an initial public offering, compared to ten companies in the prior year period. Comdisco Ventures group records the proceeds from the sale of warrants received in conjunction with its financing transactions as income on the trade date. Historically, Comdisco Ventures group's general policy has been to sell its equity positions in an orderly manner as soon as possible after a liquidity event. See "Risk Factors" for a discussion of the factors that could affect the timing of, and the amounts received, from the sales of the company's equity interests in these companies.

Unrealized gains on Comdisco Venture group equity securities was $14 million and $178 million at December 31, 2001 and 2000, respectively.

Comdisco Ventures group's products are structured as commitments by the company to provide financing in one or more advances during a specified period of time. For the three months ended December 31, 2001 and 2000,The company has not actively sought new commitments since the second quarter of fiscal 2001. Total new fundings for the three months ended December 31, 2001 and 2000 by product were as follows (in millions):

                                            Three Months Ended
                                                December 31,
                                            2001           2000
                                            ----           ----

Leases .........................            $  8           $ 116
Debt ...........................               5              77
Equity .........................               1              32
                                            -----          ------
                                            $ 14           $ 225
                                            =====          ======


Revenue

Total revenue for the three months ended December 31, 2001 was $496 million compared to $788 million in the prior year quarter and $509 million in the quarter ended September 30, 2001. The decrease in total revenue in the current year quarter compared to the year earlier period is due to lower revenues from Comdisco Ventures group and lower leasing revenues including lower revenues from remarketing activities. The decrease in total revenue in the quarter ended December 31, 2001 compared to the fourth quarter of fiscal 2001 is primarily due to reduced revenue from leasing partially offset by increased revenue from remarketing transactions.

                                      (31)

Leasing: Total leasing revenue of $361 million for the quarter ended December 31, 2001 represented a decrease of 25% compared to the year earlier period. Total leasing revenue was $414 million in the fourth quarter of fiscal 2001. The decrease in total leasing revenue in the current year period compared to both the year earlier period and the fourth quarter of fiscal 2001 is primarily due to a reduction in operating lease revenue and reduced revenue from sales-type transactions. The decrease reflects the reduction in total leased assets, and the reduction in remarketing activity. The company expects the lease portfolio to continue to decline as leasing volume remains at relatively low levels and because of the sale of the Electronics and Laboratory and Scientific leased assets effective March 31, 2002. The decrease in leasing volume was due to a decision by the company to reduce its capital expenditures in response to lowered senior unsecured credit ratings in October, 2000, the resulting negative impact on the company's access to the capital markets, the loss of access to its lines of credit and the customer uncertainty created by the Filing.

Operating lease revenue minus operating lease cost was $62 million, or 19.6% of operating lease revenue (collectively, the "Operating Lease Margin"), and $81 million, or 20.7% of operating lease revenue, in the three months ended December 31, 2001 and 2000, respectively. The Operating Lease Margin was $57 million, or 16.7% in the quarter ended September 30, 2001. The decrease in operating lease revenue minus operating lease cost in the current period compared to the year earlier period is due to significantly reduced leased assets.

Sales: Revenue from sales, which includes remarketing and buy/sell activities, during the three months ended December 31, 2001 and 2000 is shown in the table below (in millions):

                             For the three months ended December 31,
                             2001                              2000
                  -----------------------------    ----------------------------
                  Revenue    Expense     Margin    Revenue    Expense    Margin
                  -------    -------     ------    -------    -------    ------
Sales             $    98    $    82        16%    $    72    $    49       32%


Technology services: Revenue from technology services was $24 million, $41 million and $23 million in the three months ended December 31, 2001 and 2000 and September 30, 2001 respectively. The decrease in the current year period compared to the year earlier period is primarily the result of reduced revenues from European IT CAP business. See "Recent Developments" for information relating to the sale of the assets of the North American IT CAP services business.

                                      (32)

Other revenue: Other revenue for the three months ended December 31, 2001 and 2000 was $13 million and $196 million, respectively. The components of other revenue were as follows (in millions):

                                                      For the three months ended
                                                                December 31,
                                                            2001            2000
                                                            --------------------
Comdisco Ventures group:

  Sale of equity holdings ........................           $ --           $161
  Interest income on notes .......................              9             20
  Other ..........................................             --              1
                                                             ----           ----
    Total ........................................              9            182
Leasing:
  Investment income ..............................             --              8
  Other ..........................................              4              6
                                                             ----           ----
    Total ........................................              4             14
                                                             ----           ----
Total Other revenue ..............................           $ 13           $196
                                                             ====           ====


Costs and Expenses

Total costs and expenses for the quarter ended December 31, 2001 were $782 million compared to $654 million in the prior year period. The increase is due to $267 million of reorganization items, which includes the $250 million pre-tax charge, offset by reduced leasing, selling, general and administrative costs and reduced interest expense as a result of the Filing. Leasing costs: Leasing costs totaled $263 million for the three months ended December 31, 2001, compared to $335 million in the year earlier period. The decrease is due to the decrease in leasing volume and a decrease in remarketing activities.

Technology services costs: Services costs were $16 million and $37 million in the three months ended December 31, 2001 and 2000, respectively. The decrease reflects the overall reduction in services revenue.

Selling, general and administrative: Selling, general and administrative expenses totaled $62 million in the quarter ended December 31, 2001 compared to $90 million in the quarter ended December 31, 2000 and $53 million in the quarter ended September 30, 2001. The decrease in the current year quarter compared to the year earlier period is primarily the result of reduced compensation costs. The following table summarizes selling, general and administrative expenses (in millions):

                                                      For the three months ended
                                                                  December 31,
                                                              2001          2000
                                                              ----          ----


Incentive compensation .............................           $16           $30
Other compensation and benefits ....................            25            33
Outside professional services ......................             8            16
Other expenses .....................................            13            11
                                                               ---           ---
                                                               $62           $90
                                                               ===           ===

                                      (33)

Write-down of equity securities: The write-down of equity securities totaled $21 million in the three months ended December 31, 2001 compared to $12 million and $28 million in the three months ended December 31, 2000 and September 30, 2001, respectively.

Bad debt: Bad debt expenses totaled $50 million in the three months ended December 31, 2001 compared to $30 million and $170 million in the three months ended December 31, 2000 and September 30, 2001, respectively. The decrease in the current year period compared to the fourth quarter of fiscal 2001 was primarily due to a reduction in bad debt expense for Leasing.

The following table summarizes bad debt expense (in millions):

                                                      For the three months ended
                                                                  December 31,
                                                                 2001       2000
                                                                 ----       ----

Comdisco Ventures group ..................................        $45        $26
Leasing ..................................................          5          4
                                                                  ---        ---
Total Bad debt expense                                            $50        $30
                                                                  ===        ===

Interest expense: Interest expense for the three months ended December 31, 2001 and 2000 totaled $21 and $101 million, respectively. As of July 16, 2001, the company ceased accruing interest on the senior notes and any borrowings by the Debtors under the company's lines of credit. Contractual interest on these obligations for the three months ended December 31, 2001 was $81 million, which is $60 million in excess of recorded interest expense included in the accompanying financial statements.

Reorganization items: See Note 4 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for a discussion of reorganization items. Included in reorganization items is the pre-tax charge of $250 million for the estimated loss on the sale of the Electronics and Laboratory and Scientific leased assets. The pre-tax charge is discussed above.

Discontinued operations

Net earnings from discontinued operations were $204 million for the three months ended December 31, 2001 compared to $0 million in the year earlier period.

Availability Solutions: On November 15, 2001, the company completed the sale of its Availability Solutions business to SunGard. The results of operations of Availability Solutions have been classified as discontinued operations and prior periods have been restated. Revenue from Availability Solutions was $67 million and $116 million during the three months ended December 31, 2001 and 2000, respectively. Availability Solutions costs were $59 million and $116 million during the three months ended December 31, 2001 and 2000, respectively. The decreases in both revenues and costs were due to the sale of the business effective November 15, 2001.

Net earnings of the Availability Solutions business were $204 million for the three months ended December 31, 2001 compared to $5 million in the prior period. Approximately $199 million of the net earnings within discontinued operations

                                      (34)
for the current year period relates to the gain on the sale of the Availability Solutions business.

The sale excluded the purchase of the stock of subsidiaries in Germany and Spain. However, as a result of the company's intention to exit the Availability Solutions businesses of Germany and Spain, the company has also accounted for these businesses as discontinued operations. Revenue and expenses for three months ended December 31, 2000 were immaterial.

Network Services: During the second quarter of fiscal 2001, the network consulting business of the company were discontinued. The network management services was transferred to a new provider during the third quarter of fiscal 2001. Revenue from Network Services was $5 million during the three months ended December 31, 2000. Network Services costs were $7 during the three months ended December 31, 2000.

All periods presented, including the restatement of previously published results, reflect the results of Availability Solutions, Network Services, and Prism as discontinued operations.

Cumulative effect of change in accounting principle

The company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in the first quarter of fiscal 2001. SFAS No. 133 redefines "derivative instruments" and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

FINANCIAL CONDITION

At December 31, 2001, the company had cash and cash equivalents of $1.8 billion, an increase of approximately $1.2 billion compared to September 30, 2001. Net cash provided by operating activities for the three months ended December 31, 2001 was $731 million. Net cash used in investing activities was $110 million in the quarter ended December 31, 2001.

In August 2001, the Bankruptcy Court approved a $450 million senior secured DIP facility led by Citibank, N.A. as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, and Heller Financial, Inc. as Documentation Agent. $200 million dollars of the DIP facility was made available to the company on July 16, 2001 pursuant to an interim Bankruptcy Court order. On January 25, 2002, the Administrative Agent, the Syndication Agent, the Documentation Agent and the company agreed to reduce the amount of the DIP Facility to $10 million. In addition, the company's assets no longer secure the DIP Facility.

                                      (35)

The company believes, based on information presently available to it, that cash on hand and available from operations will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future. However, the ability of the company to continue as a going concern and the continued appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the company's ability to comply with any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases, (ii) the ability of the company to maintain adequate cash on hand, (iii) the ability of the company to generate cash from operations, (iv) confirmation of a plan of reorganization under the Bankruptcy Code, (v) ability of the company to attract, retain and compensate key executives and associates and to retain employees generally and (vi) the company's ability to achieve profitability following such confirmation. See "RISK FACTORS" below for additional risks associated with the Filing.

The company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, the ability of the company to develop, get confirmed and implement a reorganization plan and respond to external market conditions, timely payment by its customers, global economic conditions and controlling operating costs and expenses.

                                      (36)

                                  RISK FACTORS

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones the company confronts. Additional risks and uncertainties not presently known to it or that it currently deems immaterial also may impair the company's business operations and prospects of reorganization. If any of the following risks actually occurs, the company's business, financial condition, operating results and prospects for reorganization could be materially adversely affected.

UNCERTAINTIES RELATING TO BANKRUPTCY PROCEEDINGS

The company's future results are dependent upon successfully obtaining approval for any proposed asset sales and confirming and implementing a plan or plans of reorganization. The company has not yet submitted such plan or plans to the Bankruptcy Court for approval and cannot make any assurance that it will be able to submit and obtain confirmation of any such plan or plans in a timely manner. Failure to confirm a plan or plans in a timely manner could adversely affect the company's operating results, as the company's ability to obtain financing to fund its operations and its relations with its customers may be harmed by protracted bankruptcy proceedings. Moreover, even following confirmation, consummation and implementation of a plan or plans of reorganization, the company's operating results may be harmed by the possible reluctance of prospective lenders and customers to do business with a company that recently emerged from bankruptcy proceedings.

Currently, it is not possible to predict with certainty the length of time the company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the company or on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined, at the earliest, until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the common stock of the company in the bankruptcy proceedings, and the value of the equity represented by that stock could be substantially diluted or cancelled.

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

The adverse publicity associated with the Filing and the resulting uncertainty regarding the company's future prospects may hinder the company's ongoing business activities and its ability to operate, fund and execute its business plan by (i) impairing relations with existing and potential customers;

                                      (37)

(ii)negatively impacting the ability of the company to attract, retain and compensate key executives and associates and to retain employees generally;
(iii) limiting the company's ability to obtain trade credit; and, (iv) impairing present and future relationships with vendors and service providers.

The company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on current and future results of operations.

The unsecured creditors committee and equity committee appointed in the bankruptcy proceedings have the right to be heard on all matters that come before the Bankruptcy Court. There can be no assurance that these committees will support the company's positions in the bankruptcy proceeding or the plan(s) of reorganization once proposed, and disagreements between the company and these committees could protract the bankruptcy proceedings, negatively impact the company's ability to operate during bankruptcy and delay the company's emergence from bankruptcy.

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

THE COMPANY'S LIQUIDITY IS DEPENDENT ON A NUMBER OF FACTORS

The company's liquidity generally depends on cash provided by operating activities. The company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, capital restrictions limiting new leasing business, timely payment by its customers, global economic conditions, control of operating costs and expenses and the ability of the company to dispose of the securities held by Comdisco Ventures group. The ability of the company to continue as a going concern and the continued appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the ability of the company to obtain post-bankruptcy financing, (ii) the company's ability to comply with any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases, (iii) the ability of the company to maintain adequate cash on hand,
(iv) the ability of the company to  continue to generate  cash from  operations,
(v) confirmation of a plan of reorganization under the Bankruptcy Code and the terms of such plan, (vi) ability of the company to attract, retain and compensate key executives and associates and to retain employees generally and
(vii) the company's ability to achieve profitability following such confirmation. The company's current liquidity is substantial given the protection from creditors provided by the Filing, the sale of Availability Solutions, the pending sale of certain Leasing assets and that cash collections on existing assets have significantly exceeded the amount of new investments in leasing assets since the Filing. As of the date of this filing, the company's cash balances exceeded $1.8 billion.

THE COMPANY MAY BE UNABLE TO SUCCESSFULLY DEVELOP A PLAN OF REORGANIZATION AROUND THE REMAINING LEASING BUSINESSES

Since May 2001, the company devoted substantial resources in seeking a buyer for all of parts of the company and, since July, 2001, in support of the ongoing auction process authorized by the Bankruptcy Court relating to the possible sale of some or all of the assets of its Leasing business to the detriment of ongoing

                                      (38)
operation of that business. The Board of Directors has determined to retain the assets of the North American IT, Telecommunications and Healthcare businesses and to operate that business as part of the plan of reorganization. There can be no assurance that the company can overcome the effects of the limited operations of the Leasing business since May 2001. The reorganization effort will require offering new incentives to the remaining employees of the Leasing business, attracting and retaining additional employees with leasing experience, rebuilding relationships with current customers and vendors and re-establishing the company's primary business as a technology leasing business. There can be no assurance that the company will be able to accomplish these tasks and operate the Leasing business successfully.

Complicating these tasks is the company's ability to increase leasing volume, which will be limited by the company's continuing need to focus on managing its liquidity and risk positions.

Further, the slow down in economic growth has resulted in companies either reducing their capital budgets, or delaying equipment upgrades and enhancements.

REMARKETING RESULTS ARE UNCERTAIN

Quarterly operating results depend substantially upon remarketing transactions, which are difficult to forecast accurately. Earnings contributions from remarketing activities have declined in fiscal 2001 compared to fiscal 2000. The general economic slowdown and particularly the decrease in corporate technology equipment spending have had a negative impact on the equipment values and remarketing results. The decrease can also be attributed to the company's efforts to maximize, in the short run, cash flows from its current lease base instead of remarketing equipment through the origination of a new or extended lease. Sharply reduced leasing volume in fiscal 2001 will also have a negative effect on remarketing revenues in the future as the company will have fewer assets to remarket. The sale of the electronics and laboratory and scientific leased assets also reduces assets available for remarketing. In addition, uncertainty created by the company's liquidity situation and Filing also negatively impacted the company's remarketing activities. This trend is expected to continue as the company's commitment of resources to the reorganization process has and will continue to substantially affect the current operation of its Leasing businesses, and in turn the company's opportunities for remarketing. While remarketing activity continues to be an important contributor to quarterly earnings in the near and long term, because of the size of the company's lease portfolio, there can be no assurance that the company will be able to increase its remarketing activities above or maintain them at current levels or that the uncertainties with the company's current financial condition and the Filing will not continue to have a negative impact on remarketing.

THE COMPANY IS AFFECTED BY PRODUCT AND MARKET DEVELOPMENT

The markets for the company's principal products are characterized by rapidly changing technology, frequent new product announcements and enhancements, evolving industry standards and customer demands and declining prices. Failure to anticipate or adapt to new technological developments or to recognize changing market conditions could adversely affect the company's business, including its lease volume, leasing and remarketing revenue and earnings contributions. The success of the company's Leasing products are dependent on several factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of the company's competitors and market acceptance.

                                      (39)

THE COMPANY'S INVESTMENTS IN THE COMMUNICATIONS INDUSTRY MAY CAUSE BUSINESS AND FINANCIAL RESULTS TO SUFFER

The company's communications industry customers are generally companies with accumulated net deficits and extensive liquidity requirements. To the extent that these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to execute their business plans, there could be an increase in the company's credit losses above historical levels for businesses in the communications industry. The communications industry has been severely affected by the current economic downturn. There can be no assurance that this industry will rebound to levels seen prior to the economic downturn.
CURRENT ECONOMIC CONDITIONS HAVE MADE IT DIFFICULT FOR COMDISCO VENTURES GROUP TO TIMELY REALIZE ON CURRENT INVESTMENTS AND HAVE ADVERSELY AFFECTED THE ABILITY OF COMDISCO VENTURES CUSTOMERS TO TIMELY MEET THEIR OBLIGATIONS TO THE COMPANY.

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

Many of the companies to which Comdisco Ventures group provided venture financing are dependent on third parties for liquidity. The significant change in the availability of funds has had, and may continue to have, a material impact on the company's customer base as well as, the fair market value of its equity instruments and credit risk on its debt instruments and commitments for further financing. If more of these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to execute their business plans, there could be an increase in the company's credit losses. Further, increases in credit losses during fiscal 2001 and the first quarter of fiscal 2002 indicate that there is an increasing number of companies in the Comdisco Ventures group portfolio that are currently experiencing or will be experiencing liquidity shortfalls in the near term. Early-stage companies, unable to obtain additional financing, are reducing overhead or closing down completely. Management has an on-going business and portfolio review process intended to identify problem companies within Comdisco Ventures group financing portfolio. To the extent there are revisions in management's estimates, the company's operating results and financial condition could be materially adversely affected.

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

                                      (40)

Additionally, given the company's current financial condition, it has determined not to make new commitments through its Comdisco Ventures group.

IMPACT OF INTEREST RATES AND FOREIGN EXCHANGE RATES

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

DISCONTINUED OPERATIONS AND THE USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. With respect to the company's discontinued operations, actual losses could differ from those estimates and will be reflected as adjustments in future financial statements when probable and estimable.

DEFENSE OF CLASS ACTION LAWSUITS COULD OCCUPY COMPANY RESOURCES TO THE DETRIMENT OF ITS BUSINESS

While the company believes the purported class action litigation outstanding against it is without merit, to the extent that the claims are not altered by the Chapter 11 proceeding and are allowed to proceed in whole or in part by the Bankruptcy Court, the company's defense of this litigation could result in substantial costs and a diversion of our management's attention and resources which could materially adversely affect the company's business, results of operations and financial condition. See page 17 of the company's Annual Report on Form 10-K for fiscal year ended 2001 for information about this litigation.

OTHER

Other uncertainties include general business conditions, competition, ability to sell assets, reductions in technology budgets and related spending plans and the impact of workforce reductions on the company's operations.

                                      (41)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk during the three months ended December 31, 2001. For additional information, refer to page 34 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

                                      (42)

Part II  Other Information

ITEM 3.    LEGAL PROCEEDINGS

The Chapter 11 case is discussed in greater detail above in Note 1 of the Notes to the Consolidated Financial Statements, which is incorporated in this section by this reference.

                                      (43)

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

                                      (44)

Exhibit No.                        Description of Exhibit


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

   10.01 Asset Purchase Agreement of Electronics Group between Comdisco, Inc. and General Electric Captial Corporation

   10.02  Asset  Purchase   Agreement  of  Lab  and  Scientific   Group  between
          Comdisco, Inc. and General Electric Captial Corporation

   11.00  Computation of Earnings (Loss) Per Share

                                      (45)

b)        Reports on Form 8-K: None


                                      (46)

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             COMDISCO, INC.

                                             Registrant



Date:  February 14, 2002               /s/ Ronald C. Mishler
                                       ----------------------
                                       Ronald C. Mishler
                                       Senior Vice President
                                       and Chief Financial Officer




                                      (47)

                                                                   EXHIBIT 10.01

                            ASSET PURCHASE AGREEMENT
                                  (Electronics)

     This is an Agreement dated as of January 23, 2002 between General Electric Capital Corporation, a Delaware corporation ("Purchaser"), and Comdisco, Inc., a Delaware corporation ("Seller"), each of which agrees as follows:

                                    Recitals

     WHEREAS, Seller and certain of its affiliates, have filed voluntary petitions (the "Petitions") for relief commencing cases (the "Chapter 11 Cases") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court");

     WHEREAS, pursuant to the Order Under 11 U.S.C.ss.ss.105(A) and Fed. R. Bankr. P. 2002, 6004, 6006 and 9014 Approving (A) Bidding Procedures and (B) The Form of Asset Purchase Agreement (Leasing) issued in the Chapter 11 Cases, Purchaser submitted a bid on November 8, 2001 to purchase the Purchased Assets (hereinafter defined) pursuant to the terms of an Asset Purchase Agreement dated as November 8, 2001, which was signed by Purchaser (as subsequently amended pursuant to an Amended and Restated Asset Purchase Agreement submitted on December 12, 2001, the "Original Purchase Agreement");

     WHEREAS, this Agreement amends, restates and replaces the Original Purchase Agreement as so amended; and

     WHEREAS, Purchaser and the Purchaser Affiliates (as hereinafter defined) desire to purchase and acquire, and Seller desires to sell, convey, assign and transfer, or cause to be sold, conveyed, assigned and transferred, to Purchaser and the Purchaser Affiliates, the Purchased Assets (as hereinafter defined), and Purchaser and the Purchaser Affiliates are willing to assume, and Seller desires to assign and delegate to Purchaser and the Purchaser Affiliates, or cause each Assigning Subsidiary (as hereinafter defined) to assign and delegate to Purchaser and the Purchaser Affiliates, the Assumed Liabilities (as hereinafter defined), all in the manner and subject to the terms and conditions set forth herein and in accordance with Sections 105, 363 and 365 of the Bankruptcy Code, where applicable.

                                    Agreement

ARTICLE I

                                   DEFINITIONS

     Capitalized terms used in this Agreement shall have the following meanings:

1.1      Definitions.
         -----------

     "Accepting Employees" shall mean Accepting US Employees and Accepting Foreign Employees.

     "Accepting Foreign Employees" shall mean (i) Seller Employees located in jurisdictions outside of the United States who, after the date hereof, have been offered employment by Purchaser or one of the Purchaser Affiliates and have accepted such offer of employment, in each case contingent upon the Closing,
(ii) those Seller Employees (if any) whose employment shall transfer to Purchaser or a Purchaser Affiliate by operation of applicable law as a consequence of the Closing, as to whom Purchaser or a Purchaser Affiliate has determined to continue their employment (and who have agreed to continue such employment) following the Closing and (iii) Deutschland Transferred Employees.

     "Accepting US Employees" shall mean Seller Employees located in the United States who, after the date hereof, have been offered employment by Purchaser or one of the Purchaser Affiliates, and who have accepted such offer of employment, in each case, contingent upon the Closing.

     "Accounting Principles" shall mean the accounting principles (including accounting methods, practices and procedures) set forth on Schedule 1.1A. When the accounting principles (including accounting methods, practices and procedures) set forth on Schedule 1.1A do not specifically address a particular matter necessary to prepare the Closing Date Schedule of Assets Acquired and Liabilities Assumed, then the accounting principles (including accounting methods, practices and procedures) set forth on Schedule 1.1A shall be supplemented in accordance with United States generally accepted accounting principles applied consistently with the past practices and procedures of the applicable member of the Seller Group in connection with the Purchased Assets or the Assumed Liabilities (as applicable), but only to the extent necessary to address such matter. To the extent that an accounting principle, method, practice or procedure set forth on Schedule 1.1A is not in accordance with generally accepted accounting principles as applicable in the United States, such accounting principle, method, practice or procedure set forth on Schedule 1.1A shall be disregarded for purposes of preparing the Closing Date Schedule of Assets Acquired and Liabilities Assumed but shall be treated as a Special Adjustment.

     "Additional Allocation Statement" shall have the meaning given to such terms in Section 5.3(a)(ii).

     "Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed" shall mean a schedule of assets acquired and liabilities assumed, prepared by adjusting the Closing Date Schedule of Assets Acquired and Liabilities Assumed to the Special Adjustments, which shall be described in reasonable detail therein.

     "Advance Payment" shall mean, in respect of any Purchased Financing Contract, any security deposit or other payment that was received as collateral or security, or any advance rent received that would be reflected as "deferred income" on a balance sheet of Seller prepared in accordance with the Accounting Principles, by any member of the Seller Group on or prior to the Closing Date in respect of such Purchased Financing Contract.

     "Affiliate" shall mean, with respect to any Person, any other Person that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, such Person. With respect to Purchaser, Affiliate shall include, without limitation, General Electric Capital Services, Inc. and any Person that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, General Electric Capital Services, Inc.

     "Agreement" shall mean this Asset Purchase Agreement, including the Schedules attached hereto and made a part hereof, as the same may be amended from time to time in accordance with the provisions hereof.

     "Allocation Statement" shall have the meaning given to such term in Section 5.3(a).

     "Approval Order" shall have the meaning given to such term in Section 5.12(a)(i).

     "Assigning   Subsidiary"   shall  mean  each  of  the  direct  or  indirect
Subsidiaries of Seller listed on Schedule 1.1B.

     "Assumed Liabilities" shall mean, solely with respect to each member of the Seller Group, (i) all liabilities and obligations relating to Credit Enhancements, excluding any Credit Enhancements that are Advance Payments, required to be paid or performed from and after the Closing, (ii) all obligations under the Purchased Other Contracts arising from and after the Closing, (iii) all obligations under the Purchased Discounted Financing Agreements required to be paid or performed from and after the Closing and any such obligations required to be paid prior to Closing, to the extent such obligation relates to a rental payment that is past due with respect to a Purchased Financing Contract, except obligations arising out of a breach by any member of the Seller Group thereunder, (iv) all accounts payable related to the Purchased Financing Contracts required to be paid from and after the Closing,
(v) all obligations (including, without limitation, residual sharing obligations) under the Purchased Financing Contract required to be paid or performed from and after the Closing, and (vi) any obligations as a lessor to any Obligor under any Purchased Financing Contracts purchased from Comdisco France S.A. arising from and after the Closing. For the avoidance of doubt, Assumed Liabilities shall not include any other obligations or liabilities of any member of the Seller Group (including, without limitation, any cure amounts payable to other parties to the agreements, contracts, and commitments referenced in this definition of Assumed Liabilities).

     "Authorization" shall mean any domestic or foreign, federal, state, provincial, local or other governmental or other quasi-governmental consent, license, permit, grant, authorization or approval, including but not limited to any consent, license, permit, grant, authorization or approval of any agency, instrumentality or subdivision of the foregoing, which is used in or necessary
(i) to the ownership,  use, lease or operation of any of the Purchased Assets or
(ii) to permit each member of the Seller Group to own or lease the Purchased Assets.

     "Bankruptcy Code" shall have the meaning given to such term in the Recitals of this Agreement.

     "Bankruptcy Court" shall have the meaning given to such term in the Recitals of this Agreement.

     "Bankruptcy Exception" shall mean, in respect of any agreement, contract or commitment, any limitation thereon imposed by any bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or similar law affecting creditors' rights and remedies generally and, with respect to the enforceability of any agreement, contract or commitment, by general principles of equity, including principles of commercial reasonableness, good faith and fair dealing (regardless of whether enforcement is sought in a proceeding at law or in equity).

     "Base Purchase Price" shall have the meaning given to such term in Section 2.7.

     "Bundled Contracts" shall mean Financing Contracts that contain service, warranty or similar obligations (except remarketing obligations) of any member of the Seller Group or any of their Affiliates.

     "Business Days" shall mean a day other than a Saturday, Sunday or other day on which commercial banks in New York City, New York are authorized or required by law to close.

     "Chapter 11 Cases" shall have the meaning given to such term in the Recitals of this Agreement.

     "Closing" shall mean the effective time of the sale of the Purchased Assets, which for all purposes shall be 11:59 P.M. local time in Chicago, Illinois, on the day on which the Seller Group transfers the Purchased Assets to Purchaser or any of the Purchaser Affiliates pursuant to the terms of this Agreement, and "day of the Closing" and "Closing Date" shall be deemed to mean such day and for the avoidance of doubt the term Closing shall refer to the initial Closing and any subsequent Closing pursuant to the terms of this Agreement.

     "Closing Date Portfolio Tape" shall mean the computer disk, computer tape or other computer format delivered to Purchaser pursuant to Section 5.24 setting forth, as of the Closing Date, the Portfolio Information set forth in the same level of detail for each Purchased Financing Contract, and with the same column headings, as is set forth in each of the March Portfolio Tape and the June Portfolio Tape.

     "Closing Date Schedule of Assets Acquired and Liabilities Assumed" shall mean the schedule of assets acquired and liabilities assumed reflecting the Purchased Assets and the Assumed Liabilities, and the respective amounts thereof, in each case determined as of the Closing Date, and the notes and schedules, if any, thereto, and which shall be prepared in accordance with the provisions of Section 5.5.

     "COBRA" shall mean the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended.

     "Code" shall mean the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

     "Contingent Payment" shall have the meaning given to such term in Section 2.7.

     "CPR" shall have the meaning given to such term in Section 5.4(q)(ii).

     "Credit Enhancement" shall mean any (i) Advance Payment, (ii) investment certificate, certificate of deposit, authorization to hold funds, hypothecation, pledge or charge of account or like instrument, (iii) letter of credit, repurchase agreement, agreement of indemnity, guarantee, lease guarantee bond or postponement agreement, (iv) recourse agreement, (v) security agreement, (vi) Property, (vii) certificate representing shares or the right to purchase capital of or interests in, any Person, (viii) agreement, contract or arrangement designed to enhance the creditworthiness of an Obligor, or (ix) bond or debenture, in each case pledged, assigned, mortgaged, charged, hypothecated, made, delivered or transferred as security for the performance of any obligation under or with respect to any Purchased Financing Contract.

     "Damages" shall mean any and all losses, claims, damages, liabilities, obligations, judgments, equitable relief granted, settlements, awards (including back pay awards), demands, offsets, defenses, counterclaims, actions or proceedings, reasonable out-of-pocket costs, reasonable expenses and reasonable legal or attorneys' fees (including any such reasonable costs, reasonable expenses and reasonable legal or attorneys' fees incurred in enforcing any right of indemnification against any Indemnitor or with respect to any appeal), interest and penalties, if any. With respect to Purchaser or any of its Affiliates, Damages shall also be deemed to include, without limitation, any and all losses resulting from the failure of Purchaser or any of its Affiliates to receive any amounts payable with respect to any Purchased Financing Contract. For the avoidance of doubt, nothing in this definition shall be deemed to entitle Purchaser, any Purchaser Affiliate or any other Purchaser Indemnified Party or Seller or any other Seller Indemnified Party to recover any amounts that it is not otherwise entitled to under Section 5.4.

     "Delinquency Contracts" shall mean all Financing Contracts for electronics equipment (i) under which any interim or periodic rental payment due thereunder for equipment, including, without limitation, any deferred maintenance costs and prepaid sales tax, is outstanding 60 days or more after the first date on which payment of such amount was required pursuant to the terms of such Financing Contract or (ii) under which there exists a default (other than a payment default) of the Obligor or any provider of a Credit Enhancement relating thereto that would give the lessor a right of acceleration thereunder.

     "Deutschland Transferred Employee" shall mean any employee of Comdisco Deutschland GmbH whose employment will transfer by operation of law as a result of Purchaser's or a Purchaser Affiliate's offer of employment to any other employee of Comdisco Deutschland GmbH.

     "Discounted Financing Agreements" shall mean all agreements, instruments, certificates and other documents, which are listed on Schedule 1.10 to the extent related to the Purchased Financing Contract, relating to the issuance of non-recourse loans to any member of the Seller Group, as borrower, whether or not the borrower grants, pursuant thereto, a security interest in the Financing Contract or underlying Portfolio Property related to the specified Financing Contract owned by such borrower. For the avoidance of doubt, Discounted Financing Agreements shall include lease agreements, which are listed on
Schedule 1.1O, with French financial institutions as financial lessors.

     "Discounted Lender Consent" shall mean with respect to each Discounted Financing Agreement a written consent of the lender in respect of such financing to the assignment of such agreement to Purchaser or any Purchaser Affiliate or such other consent otherwise required by the applicable Discounted Financing Agreement.

     "Disposition Agreement" shall mean any agreement, contract or other arrangement (other than this Agreement) pursuant to which any interest in any Purchased Financing Contract or any payment due under any Purchased Financing Contract or related Credit Enhancement or with respect to any Portfolio Property has been sold, used as collateral, transferred to or otherwise disposed of to any Person or Persons by any member of the Seller Group.

     "Dispute" shall have the meaning given to such term in Section 5.4(q).

     "Document" shall mean any book, record, file, paper, computer tape, computer disk, microfilm, information storage device of any type and any other document.

     "Documentation" shall mean forms of leases, sales and conditional sales contracts, notes, security agreements, guarantees, financing statements, purchase agreements, purchase orders and other documents or instruments necessary for, or used in connection with, the conduct of the business of any member of the Seller Group.

     "Electronics Collections" shall mean Electronics Rental Payments and Electronics Residual Collections.

     "Electronics  Collections  Statement"  shall have the  meaning set forth in
Section 2.8(a).

     "Electronics Rental Payments" shall mean the aggregate amount of proceeds with respect to lease rental payments scheduled as of the Closing Date pursuant to the Purchased Financing Contracts actually received by Purchaser or any Purchaser Affiliate with respect to the categories of Purchased Assets set forth in Section 2.1(a)(i), (ii) and (vi) hereunder (such Purchased Assets, the "Earn Out Assets"), less any amount required to be remitted pursuant to the terms of a related Discounted Financing Agreement and less reasonable and unreimbursed out-of-pocket expenses owed to third parties incurred by Purchaser or any Purchaser Affiliate during such period in connection with the servicing, collection, defense, protection and/or enforcement of such Purchased Assets (not including any amounts payable under the Transitional Services Agreement). Purchaser and Purchaser Affiliates shall not accept any non-cash consideration in satisfaction of lease rental payments under the Purchased Financing Contracts unless the Purchaser and Seller agree on the valuation thereof for purposes of this Agreement. Any Electronics Rental Payments payable in currency other than U.S. dollars shall be deemed to be converted into U.S. dollars based upon a currency exchange methodology to be agreed upon between Purchaser and Seller within seven days after the date hereof.

     "Electronics Residual Collections" shall mean (with respect to the Earn Out Assets) the aggregate amount of proceeds received by Purchaser or any Purchaser Affiliate with respect to the Residual interest in the related Portfolio Property, whether due to (i) the exercise of a purchase option by the Obligor,
(ii) a sale of such Portfolio Property to a third party, (iii) the Obligor's continued rental of such Portfolio Property on a month-to-month basis or (iv) the subsequent lease, conditional sale or secured financing of the Portfolio Property or other similar transaction, less any amount required to be remitted pursuant to the terms of a related Discounted Financing Agreement and less reasonable and unreimbursed out-of-pocket expenses owed to third parties incurred by Purchaser or any Purchaser Affiliate during such period in connection with the servicing, collection, defense, protection, remarketing and/or enforcement of such Portfolio Property (not including any amounts payable under the Transitional Services Agreement). "Lump Sum Residual Collections" shall mean (A) the aggregate amounts realized pursuant to clauses (i) and (ii) above and (B) in the event of the occurrence of the events set forth in clauses
(iii) and (iv) above and upon an agreement of Seller and Purchaser as to a lump sum amount for purposes of calculating the Electronics Residual Collections that corresponds to the present value of future payments to be received and related Residual Value, the aggregate amount of proceeds received shall be deemed to equal such agreed upon amount. Purchaser and Purchaser Affiliates shall not accept any non-cash consideration with respect to a Residual Interest unless the Purchaser and Seller agree on the valuation thereof for purposes of this Agreement. Any Electronics Residual Collections payable in currency other than U.S. dollars shall be deemed to be converted into U.S. dollars based upon a currency exchange methodology to be agreed upon between Purchaser and Seller within seven days after the date hereof.

     "Electronics Segment" shall mean the segment of any member of the Seller Group's equipment solutions business known as the "Electronics" segment, which primarily engages in the business of leasing electronics equipment.

     "Electronics Threshold Amount" shall mean the U.S. dollar amount equal to the product of 115% multiplied by the Purchase Price, which shall include for this purpose the Contingent Payment, to the extent such payment was made by Purchaser, plus the additional payment of the Two Closing Premium payable to Seller pursuant to Section 2.2, to the extent such payment was made by Purchaser.

     "Electronics  Trigger  Event" shall have the meaning  given to such term in
Section 2.8.

     "Encumbrance" shall mean any title defect, conflicting or adverse claim of ownership, mortgage, hypothecation, security interest, lien, pledge, claim, right of first refusal, option, charge, covenant, reservation, lease, order, decree, judgment, stipulation, settlement, attachment, restriction, objection or any other encumbrance of any nature whatsoever, whether or not perfected.

     "Environmental Costs and Liabilities" means, with respect to any Person, all liabilities, obligations, responsibilities, Remedial Actions, losses, damages, punitive damages, consequential damages, treble damages, costs and expenses (including, but not limited to, all reasonable fees, disbursements and expenses of counsel, experts and consultants and costs of investigation), fines, penalties, sanctions and interest incurred as a result of any claim or demand by any other Person, whether based in contract, tort, implied or express warranty, strict liability, criminal or civil statute, including any thereof arising under any Environmental Law, Environmental Permit, order or agreement with any Governmental Entity or other Person, which relate to any environmental, health or safety condition or a Release or threatened Release.

     "Environmental Law" means any applicable federal, state, provincial, local, or foreign law (including common law), statute, code, ordinance, rule, regulation or other legal requirement relating to the environment, natural resources, or public or employee health and safety.

     "Environmental Permit" shall mean, with respect to each member of the Seller Group, all Authorizations required by Environmental Laws to use the Purchased Assets.

     "Environmental Report" shall have the meaning given to such term in Section 3.20.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

     "ERISA Affiliate" shall mean any trade or business (whether or not incorporated) which is or has been under common control, or which is or has ever been, treated as a single employer with Seller, the Assigning Subsidiaries or any of their Affiliates under Sections 414(b), (c), (m) or (o) of the Code.

     "Estimated Closing Date" shall mean the date mutually agreed upon by Seller and Purchaser immediately following the hearing seeking entry of the Approval Order, which date Seller and Purchaser reasonably believe to be the date on which the Closing shall occur.

     "Estimated Payment" shall mean a dollar amount equal to the estimated Purchase Price mutually agreed to between Purchaser and Seller calculated as of the end of the month immediately prior to the Closing using the methodology set forth in Section 2.2 and adjusted for estimated Purchased Financing Contract payments, estimated early terminations of the Purchased Financing Contracts, and estimated Line Adds for the Purchased Financing Contracts after the end of such month through the Closing.

     "Excess Electronics Collections" shall mean any Electronics Collections received by Purchaser or any Purchaser Affiliate after they have received the Electronics Threshold Amount.

     "Excluded Assets" shall mean all assets of any member of the Seller Group other than those included in the definition of Purchased Assets. Excluded Assets shall include, without limitation, (i) any interest in owned or leased real property, except Seller's leasehold interest in the San Diego Facility, (ii) equipment (other than equipment described in Section 2.1(a)(v)); (iii) [Intentionally Omitted], (iv) any assets that would be reflected on a balance sheet of Seller prepared in accordance with the Accounting Principles as "deferred commissions," (v) any assets that would be reflected on a balance sheet of Seller prepared in accordance with the Accounting Principles as "deferred lease costs" or "deferred costs" except assets that would be reflected on such balance sheet as "deferred maintenance costs," or "prepaid sales tax" or any other accounts to which payments owed by an Obligor under a Purchased Financing Contract are associated, (vi) cash associated with Advance Payments,
(vii) all capital stock, partnership interests, and other equity interests owned by any member of the Seller Group, (viii) any assets that would be reflected on a balance sheet of Seller prepared in accordance with the Accounting Principles as "ventures settled equity" or "income taxes", (ix) all rights arising under contracts, arrangements or agreements to the extent that such contracts, arrangements or agreements are Excluded Liabilities, (x) any Seller Plans or any assets related thereto, except to the extent that Purchaser incurs any liability with respect to such Seller Plans pursuant to applicable law, (xi) any contracts of insurance, except (A) the rights of any member of the Seller Group as an additional insured or loss payee on any insurance contract of an Obligor under a Purchased Financing Contract, and (B) residual value insurance covering Portfolio Property subject to any Purchased Financing Contract, if any, (xii) any intercompany agreements, contracts or commitments, including agreements in respect of intercompany indebtedness and including, without limitation, those agreements, contracts, and commitments listed on Schedule 1.1D, (xiii) any claim, right or cause of action arising under Sections 544 through 553, inclusive, of the Bankruptcy Code, (xiv) any member of the Seller Group's company seal, minute books, charter documents, stock or equity record books and such other books and records as pertain to the organization, existence or capitalization of such member of the Seller Group as well as any other records or materials relating to such member of the Seller Group and not involving or related to any of the Purchased Assets or Assumed Liabilities, and (xv) any right that Seller or any Assigning Subsidiary has with respect to Tax refunds, claims for Tax refunds and Tax attributes.

     "Excluded Liabilities" shall mean any liability or obligation (whether known or unknown, contingent or absolute, or arising before, on or after the Closing Date) of any member of the Seller Group other than the Assumed
Liabilities. Excluded Liabilities shall include, without limitation, (i) any Environmental Costs and Liabilities arising from, related to or otherwise attributable to (A) the operation by any member of the Seller Group or any of their Affiliates or any predecessors thereof of any real property owned, operated or leased by any member of the Seller Group or any of their Affiliates prior to Closing, including, without limitation, noncompliance with or liability under Environmental Laws and Remedial Action obligations, (B) any Excluded Asset, or (C) the operations of any member of the Seller Group or any of their Affiliates after the Closing, (ii) any obligation under this Agreement of any member of the Seller Group, (iii) any rights or obligations under any agreements, contracts, commitments or guaranties in respect of any indebtedness for borrowed money other than the Purchased Discounted Financing Agreements,
(iv) Seller Employee Liabilities, (v) any liability or obligation of any member of the Seller Group or any Affiliate thereof (or any predecessor thereto) relating to Taxes (including with respect to the Purchased Assets or otherwise) for all periods, or portions thereof, ending on or prior to the Closing Date, and (vi) any liability of any member of the Seller Group related to any Excluded Asset.

     "Exemption Certificate" shall mean a form or statement from an Obligor indicating that the transaction covered by a Financing Contract is exempt from any sales, use or similar Tax.

     "Exempt Transaction" shall have the meaning given to such term in Section 5.3(c).

     "Final Order" shall mean an order or judgment the operation or effect of which is not stayed, and as to which order or judgment (or any revision, modification or amendment thereof), the time to appeal or seek review or rehearing has expired, and as to which no appeal or petition for review or motion for rehearing or reargument has been taken or made.

     "Final Tax Determination" shall mean (i)(A) a decision, judgment, decree or other order by any court of competent jurisdiction, which decision, judgment, decree or other order has become final after all allowable appeals by either party to the action have been exhausted or the time for filing such appeals has expired or, (B) in any case where judicial review shall at the time be unavailable, a decision, judgment, decree or other order of an administrative official or agency of competent jurisdiction, which decision, judgment, decree or other order has become final after all allowable appeals by either party to the action have been exhausted or the time for filing such appeals has expired;
(ii) a closing agreement entered into pursuant to Section 7121 of the Code or any other settlement agreement entered into in connection with an administrative or judicial proceeding which settlement agreement is final and binding on the parties thereto; (iii) the expiration of the time for instituting a claim for refund, or if such a claim was filed, the expiration of the time for instituting suit with respect thereto; or (iv) the expiration of the time for instituting suit with respect to the claimed deficiency.

     "Financial Statements" shall mean (i) the audited consolidated balance sheets of Seller as of September 30, 1999 and September 30, 2000 and the related consolidated statements of income, stockholders' equity and cash flows of Seller for the fiscal years ended September 30, 1999 and September 30, 2000, (ii) the unaudited consolidated balance sheet of Seller as of March 31, 2001 and the related statements of income, stockholders' equity and cash flows of Seller for the 6-month period ended March 31, 2001, (iii) the unaudited consolidated balance sheet of Seller as of June 30, 2001 and the related statements of income, stockholders' equity and cash flows of Seller for the 9-month period ended June 30, 2001, and (iv) the items listed on Schedule 1.1M to this Agreement.

                  "Financing Contract" shall mean any contract, including any schedule or amendment thereto or assignment, assumption, renewal or novation thereof (and delivery, acceptance or installation certificates, landlord or mortgagee waivers, intercreditor or subordination agreements, incumbency certificates, purchase orders, purchase order assignments, and sale and leaseback agreements, each relating thereto), in the form of (i) a lease of or rental agreement with respect to Property, (ii) a sale contract (including an installment sale contract or conditional sale agreement) arising out of the sale of Property, or (iii) a secured financing of Property, and in each case, which with respect thereto: (A) any member of the Seller Group is the lessor, seller, secured party or obligee (whether initially or as an assignee), or (B) is between an Obligor, on the one hand, and a lessor, seller, obligee, secured party or assignee of any of the foregoing, on the other hand, and (1) which would be a Financing Contract if any member of the Seller Group were the lessor, seller, obligee, secured party or assignee of any of the foregoing thereunder and (2) with respect to which any member of the Seller Group is an assignee of the revenues or claims with respect thereto.

     "Foreign Plan" shall mean each Seller Plan that is not subject to United States Law.

     "Foreign Transfer Agreement" shall mean the transfer agreement or other transfer documents between each applicable Assigning Subsidiary and the applicable Purchaser Affiliate in the form mutually agreed to between Purchaser and Seller for the transfer of Purchased Assets between the applicable Assigning Subsidiary and Purchaser Affiliate, containing such provisions as may be required or necessary under applicable law to transfer such Purchased Assets, including, without limitation, with regard to France, (i) an undertaking of the French entities that are Assigning Subsidiaries to make such disclosures and representations to Purchaser or such Purchaser Affiliate as Purchaser may identify for such purpose, as are required under French law, in particular Article L141-1 of the New Commercial Code, where the present Agreement is considered to constitute the sale of an activity or going concern ("cession de fonds de commerce") and (ii) escrow provisions for the purpose of Seller making a deposit required by Article L141-15 of the New Commercial Code where any opposition of the Purchase Price to the applicable Assigning Subsidiary in respect of the sale of assets belonging to one or more French Assigning Subsidiaries has been duly presented in accordance with the requirements of French law.

     "Governmental Entity" shall mean a federal, state, provincial, local, county or municipal government, governmental, regulatory or administrative agency, department, commission board, bureau, court or other authority or instrumentality, domestic or foreign.

     "GST" shall have the meaning given to such term in Section 5.3(d)(i).

     "Hazardous Material" shall mean any material, substance or waste that is classified, regulated or otherwise characterized under any Environmental Law as hazardous, toxic, a contaminant or a pollutant or by other words of similar meaning or regulatory effect, including any petroleum or petroleum-derived substance or waste, asbestos and polychlorinated biphenyls.

     "HSR Act" shall mean the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     "HST" shall have the meaning given to such term in Section 5.3(d)(i).

     "Indemnifiable Loss" shall have the meaning given to such term in Section 5.4(p).

     "Indemnification Event" shall mean any event, action, proceeding or claim for which a Person is entitled to indemnification under this Agreement.

     "Indemnification Rate" as of any date shall mean an interest rate equal to the LIBOR Rate on such date, plus 50 basis points, compounded annually.

     "Indemnitor" shall mean the indemnifying person in the case of any obligation to indemnify pursuant to the terms of this Agreement.

     "Indemnity Payment" shall have the meaning given to such term in Section 5.4(p).

     "Information" shall have the meaning given to such term in Section 5.1(g).

     "Initial  Payment"  shall  mean an  amount  equal  to 90% of the  Estimated
Payment.

     "Insolvent Subsidiary" shall mean an Assigning Subsidiary, not a debtor in the Chapter 11 Cases, that will be "insolvent" immediately before or immediately after giving effect to the purchase and sale of the Purchased Assets and the consummation of the transactions contemplated hereby. For purposes of this definition, the term "insolvent" shall be defined by reference to the bankruptcy, insolvency, fraudulent conveyance or similar laws of the jurisdiction applicable to such Subsidiary.

     "Inventory" has the meaning given to such term in Section 5.26.

     "IRS" shall mean the United States Internal Revenue Service.

     "ITA" shall have the meaning given to such term in Section 3.8(d).

     "Japanese NEC Lease" shall mean the Financing Contracts identified as the "NEC Leveraged Leases" in tab "Comito" of file "electronics-asia-6-30-01.xls" of the June Portfolio Tape (i) in which NEC Hiroshima or NEC Yamagata is the Obligor, (ii) in which a Japanese special purpose entity, is the lessor to NEC Hiroshima or NEC Yamagata, as the case may be, and holds legal title in the Portfolio Property and (iii) in connection therewith, Comdisco Equipment Solutions, Inc. (Japan) is a party with a Japanese special purpose entity to an asset management agreement, a subordinated loan purchase agreement, a Tokumei Kumiai agreement and an equipment purchase (option) agreement.

     "June Portfolio Tape" shall mean the computer disk, computer tape or other computer format delivered to Purchaser prior to the date hereof containing certain information as of June 30, 2001 (it being agreed and understood that any amounts reflected on the June Portfolio Tape that are denominated in a currency other than U.S. dollars have been deemed to be converted into U.S. dollars as of June 30, 2001 in accordance with SFAS No. 52).

     "Lab & Scientific Agreement" shall mean that certain Asset Purchase Agreement dated as of the date hereof between Purchaser and Seller, as may be amended from time to time, relating to the purchase by Purchaser of certain assets of Seller's laboratory and scientific leasing segment, subject to the terms and conditions set forth therein.

     "Lease File" shall have the meaning given to such term in Section 5.1(a).

     "LIBOR Rate " on any date shall mean the rate of interest identified as the three month "London Interbank Offered Rate (LIBOR)" in the "Money Rate" section of the Wall Street Journal published on such date (or, if such publication is not published on such date, as published on the most recently preceding date).

     "Line Adds" shall mean an addition of equipment to a Financing Contract that results in an increase in the periodic rental payment due thereunder without extending the term of the Financing Contract.

     "Lump Sum Residual Collections" shall have the meaning given to such terms in the definition of "Electronics Residual Collections"

     "March Portfolio Tape" shall mean the computer disk, computer tape or other computer format delivered to Purchaser prior to the date hereof containing certain information as of March 31, 2001 (it being agreed and understood that amounts reflected on the March Portfolio Tape that are denominated in a currency other than U.S. dollars have been deemed to be converted into U.S. dollars as of March 31, 2001 in accordance with the SFAS No 52).

     "Material Adverse Effect" shall mean a material adverse effect on the ownership, collection, enforcement, value or administration of the Purchased Assets taken as a whole; provided, however, a Material Adverse Effect shall not include (i) the filing of the Chapter 11 Cases, (ii) any event, condition or matter that is generally applicable to the industries and markets in which the Seller Group operates with respect to the Purchased Assets, or (iii) any event, condition or matter that relates to foreign currency exchange rate or interest rate fluctuations.

     "Material Contract" shall mean any agreement, contract or commitment (other than a Financing Contract) which calls for the payment by or on behalf of any member of the Seller Group of $500,000 or more, or the delivery by any member of the Seller Group of goods or services with a fair market value of $500,000 or more, or provides for any member of the Seller Group to receive any payments of, or any Property (other than Portfolio Property) with a fair market value of, $500,000 or more, or which otherwise is material to the Purchased Assets.

     "Multiemployer Plan" shall have the meaning provided in Section 3(37) of ERISA.

     "Multiple Employer Plan" shall mean any Seller Plan which is or has been subject to Sections 4063 or 4064 of ERISA.

     "Net Book Value" with regard to any Purchased Financing Contract shall be determined as follows:

     (i) for each such Purchased Financing Contract treated in accordance with the Accounting Principles as a finance lease for U.S. accounting purposes, Net Book Value of such Purchased Financing Contract at any date shall be equal to (A) the sum of (1) gross receivables with respect to such Purchased Financing Contract at such date and (2) the Residual, if any, at such date less (B) unearned income with respect to such Purchased Financing Contract at such date;

     (ii) for each Purchased Financing Contract treated in accordance with the Accounting Principles as a loan or conditional sales contract for U.S. accounting purposes, Net Book Value of such Purchased Financing Contract at any date shall be equal to (A) gross receivables with respect to such Purchased Financing Contract at such date less (B) unearned income with respect to such Purchased Financing Contract at such date; and

     (iii) for each Purchased Financing Contract treated in accordance with the Accounting Principles as an operating lease for U.S. accounting purposes, Net Book Value of such Purchased Financing Contract at any date shall be equal to (A) the Original Equipment Cost of the Portfolio Property subject to such Purchased Financing Contract at such date less (B) accumulated depreciation with respect to such Purchased Financing Contract at such date.

     In each case above, gross receivables, unearned income and accumulated depreciation shall be determined in accordance with the Accounting Principles.

     With  regard  to  all  Purchased  Assets  other  than  Purchased  Financing
Contracts, "Net Book Value" shall mean the net book value of such Purchased Assets determined in accordance with the Accounting Principles.

     "Non-Assumable Claim" shall mean any claim, action or proceeding (i) involving any Governmental Entity, (ii) seeking injunctive relief, (iii) involving a class action, (iv) involving allegations of criminal activities or
(v) involving allegations of violations of any domestic, foreign or state law governing the extension of credit or of RICO, any domestic or foreign federal or state securities laws or regulations, any domestic or foreign federal or state antitrust laws or any laws pertaining to usury, installment or conditional sales and financing, truth in lending, equal opportunity, credit reporting or debt collection.

     "Non-Terminable or Modifiable Financing Contracts" shall have the meaning given to such term in Section 5.1(d)(K).

     "Obligor" shall mean any Person that is an obligor, borrower or lessee under any Financing Contract.

     "Original Equipment Cost" shall mean, with respect to any item of Portfolio Property, the original cost of such Portfolio Property as recorded in the books and records of any member of the Seller Group in accordance with the Accounting Principles.

     "Original Purchase Agreement" shall have the meaning given to such term in the Recitals of this Agreement.

     "Permitted Encumbrance" shall mean (i) any Encumbrance for Taxes not yet due and payable, (ii) any mechanic's or materialmen's lien, which an Obligor under a Financing Contract is required to remove and which does not materially affect the value of the Portfolio Property subject to such lien, (iii) any Encumbrance pursuant to the Purchased Discounted Financing Agreements, (iv) any Encumbrance on any Portfolio Property which is specifically permitted in accordance with the terms of the related Financing Contract and which does not materially affect the value of the Portfolio Property subject to such Encumbrance, or (v) any Encumbrance resulting from the terms of the applicable Financing Contract that is reflected on the books and records of any member of the Seller Group in accordance with the Accounting Principles.

     "Person" shall mean any individual, partnership, corporation, trust, limited liability company, unincorporated organization, government or department or agency thereof and any other entity.

     "Petition" shall have the meaning given to such term in the Recitals of this Agreement.

     "Portfolio Information" shall mean, with respect to any Purchased Financing Contract, the following information (which information is required to appear, and which appears, on the March Portfolio Tape and the June Portfolio Tape, and, which will appear, on the Closing Date Portfolio Tape): (i) the name of the Obligor under such Purchased Financing Contract, (ii) the account schedule number of such Purchased Financing Contract, (iii) a description of each item of Portfolio Property relating to such Purchased Financing Contract, (iv) the Original Equipment Cost for each item of Portfolio Property relating to such Purchased Financing Contract, which is referred to by Seller as the "inception cost", (v) the stated contractual end of term thereof, (vi) the date of the last scheduled payment under such Purchased Financing Contract, (vii) the scheduled payments due in the next 20 quarters under such Purchased Financing Contract set forth on a quarterly basis, whether billed or unbilled, (viii) the terms of any purchase options in favor of the Obligor or any other Person, (ix) the proper accounting classification thereof on the books of Seller, (x) the "leasing corp code" of such Purchased Financing Contract, (xi) the billing frequency of such Purchased Financing Contract, (xii) the Residual amount of such Purchased
Financing Contract, (xiii) the country in which the Portfolio Property of such Financing Contract is currently located, (xiv) the net present value of such Purchased Financing Contract, which is referred to by Seller as the "net book value", and (xv) whether such Purchased Financing Contract is a month-to-month Financing Contract. Portfolio Information shall also include the following information which is not required to appear on the March Portfolio Tape or the June Portfolio Tape, and which will not be required to appear on the Closing Date Portfolio Tape: (A) the amount of any Advance Payment thereunder, (B) to the extent available, the tax basis, remaining tax depreciation term and tax depreciation method elected by Seller in the case of any Purchased Financing Contract under which any member of the Seller Group is treated as the owner of the Portfolio Property subject to or governed by such Purchased Financing Contract, for Tax purposes (other than Federal income Tax) relevant for any member of the Seller Group, (C) any type of service, and payment terms for such service, required to be performed in connection with such Purchased Financing Contract, (D) whether such Purchased Financing Contract is subject to a Discounted Financing Agreement, and, if so, the lender for such financing, the interest rate for such financing, and whether or not the applicable lender is currently located in the United States, and (E) a delinquency report in the form attached as Schedule 1.1I.

     "Portfolio Property" shall mean Property with respect to which any member of the Seller Group is the lessor, seller or secured party, as the case may be, pursuant to the terms of a Purchased Financing Contract (whether initially or as an assignee) or Property which is intended to be the subject of a Purchased Financing Contract.

     "Premium Closing" shall have the meaning given to such term in Section 2.7.

     "Premium Closing Date" shall have the meaning given to such term in Section 2.7.

     "Proceedings" shall have the meaning given to such term in Section 3.13.

     "Property" shall mean all property and assets of whatsoever nature including but not limited to personal property, whether tangible or intangible, and whether leased or owned, and claims, rights and chooses in action.

     "Public Sector Financing Contract" shall mean any Purchased Financing Contract (including any amendment thereto or any renewal, assignment, assumption or novation thereof) to which any Governmental Entity is a party.

     "Purchase Price" shall mean the amount to be paid by Purchaser or a Purchaser Affiliate to Seller or any Assigning Subsidiary in accordance with
Section 2.2.

     "Purchase Price  Certificate"  shall have the meaning given to such term in
Section 5.5(a)(iv).

     "Purchased  Assets"  shall have the  meaning  given to such term in Section
2.1.

     "Purchased Discounted Financing Agreements" shall mean the Discounted Financing Agreements which are secured by any Purchased Financing Contracts as to which a Discounted Lender Consent has been obtained.

     "Purchased Financing Contracts" shall mean all Financing Contracts listed on June Portfolio Tape for the Electronics Segment (including Financing Contracts securing Discounted Financing Agreements), together with (x) any Portfolio Property owned in connection with such Financing Contracts, (y) all rights of any member of the Seller Group with respect to Portfolio Property, and
(z) all payments due or to become due thereunder (including, without limitation, all accounts receivable attributable thereto), in each case to the extent that both the Obligor is domiciled, and the Portfolio Property relating to such Financing Contracts are located, in either the United States, Canada, the Czech Republic, Japan, Ireland, Singapore, Mexico, the Netherlands, Germany, Austria, France, Italy, the United Kingdom, Thailand, Brazil, Belgium, Malaysia, Romania, Estonia, Taiwan, Hungary, Finland, the Peoples Republic of China or Sweden; provided, however, that Purchased Financing Contracts shall not include any Financing Contract (or the Portfolio Property related thereto) (A) listed on
Schedule 5.21 hereof to the extent that Seller does not transfer such Financing Contract from Comdisco Equipment Solutions Ltd. (Cayman Island) to Comdisco Deutschland GmbH, (B) with any Obligor, or a provider of a Credit Enhancement, that is subject to a United States or foreign bankruptcy, insolvency or similar proceeding, (C) [Intentionally Omitted], (D) with any Obligor, or a provider of a Credit Enhancement, that is in litigation (whether as a plaintiff or defendant) with any member of the Seller Group, (E) that is a Required Consent Financing Contract of any member of the Seller Group for which the requisite third party consent, and novation, if required, has not been obtained prior to the Closing so as to permit the applicable member of the Seller Group to assign such Required Consent Financing Contract to Purchaser or the applicable
Purchaser Affiliate, (F) that is a Delinquency Contract, (G) [Intentionally Omitted], (H) as to which Purchaser has (x) not received at the Closing the original master lease, applicable schedules and Credit Enhancements thereto (excluding, for purposes of receiving such original master leases, any Financing Contract which is the subject of a Purchased Discounted Financing Agreement, copies of which, certified as true, correct and complete by an officer of Seller, may be provided in lieu of originals), (y) not received at the Closing a confirmation in the form specified pursuant to Section 5.14 (confirming the validity of information set forth on such confirmation) from the Obligor, provided that if such confirmations are received with respect to both (1) Financing Contracts with an aggregate Net Book Value equaling at least 75% of the aggregate Net Book Value of all Purchased Financing Contracts otherwise conforming to the requirements hereof, and (2) at least 75% by number of such Financing Contracts of all Purchased Financing Contracts otherwise conforming to the requirements hereof, then no Financing Contracts shall be excluded from purchase pursuant to this clause (H)(y) due to the fact that such a confirmation was not received, or (z) reasonably determined, applying the standard with respect to a given jurisdiction that a prudent purchaser would customarily apply, that the representations and warranties contained in this Agreement with respect to such Financing Contract are not true and correct in all respects and as to which Purchaser has provided written notice at or prior to Closing; (I) that is a Japanese NEC Lease; (J) which secures a Discounted Financing Agreement for which a Discounted Lender Consent has not been obtained; (K) that are Bundled Contracts; or (L) excluded pursuant to Section 2.1(e).

     "Purchased  Other  Contracts"  shall have the meaning given to such term in
Section 2.1.

     "Purchaser" shall have the meaning given to such term in the Recitals.

     "Purchaser Affiliates" means any one or more Affiliates of Purchaser that Purchaser may permit (i) to purchase all or certain Purchased Assets, (ii) to assume all or certain Assumed Liabilities, (iii) to exercise any of Purchaser's rights under Section 8.5, or (iv) to employ all or certain Accepting Employees, subject to satisfaction of the requirements of Section 365 of the Bankruptcy Code including the provision of adequate assurances for future performance; provided, that Purchaser shall not be relieved of its obligations under this Agreement; provided, further, that nothing in this Agreement shall require
Purchaser, on its own behalf in lieu of a Purchaser Affiliate, to assume any Discounted Financing Agreements or purchase any Portfolio Property or Financing Contracts securing any Discounted Financing Agreements.

     "Purchaser Indemnified Parties" shall have the meaning given to such term in Section 5.4(a).

     "Purchaser Plans" shall have the meaning given to such term in Section 5.11(d).

     "Purchaser  Related Documents" shall have the meaning given to such term in
Section 5.4(h).

     "Purchaser's Accountants" shall mean PriceWaterhouse Coopers or any public accounting firm with nationally recognized auditing expertise, as selected by Purchaser.

     "QST" shall have the meaning given to such term in Section 5.3(d)(i).

     "Release" means, with respect to any Person, any release, spill, emission, leaking, pumping, injection, deposit, disposal, discharge, dispersal, leaching or migration of Hazardous Material through or in the air, soil, surface water, ground water or property.

     "Remedial Action" means all actions required to (a) clean up, remove, treat or in any other way address any Hazardous Material in the indoor or outdoor environment, (b) prevent the Release or threat of Release or minimize the further Release so that a Hazardous Material does not migrate or endanger or threaten to endanger public health or welfare or the indoor or outdoor environment or (c) perform pre-remedial studies and investigations and post-remedial monitoring and care.

     "Required Consent Financing Contract" shall mean any Financing Contract which requires consent (by contract or applicable law), or novation, of the Obligor or another third party to be transferred by any member of the Seller Group to Purchaser or any Purchaser Affiliate; provided, however, that Required Consent Financing Contracts shall not include (i) Financing Contracts that are excluded from the definition of Purchased Financing Contracts for a reason other than the fact that they would be Required Consent Financing Contracts and (ii) Financing Contracts which may be transferred pursuant to this Agreement without such consent under Section 365 of the Bankruptcy Code as provided for in the Approval Order.

     "Residual" shall mean, with respect to any item of Portfolio Property, its estimated value upon expiration of the Financing Contract to which it is subject, as determined by the applicable member of the Seller Group, established on its books and records at the inception of such Financing Contract and referred to by the Seller Group on such books and records as "NBV at Term."

     "San Diego Facility" shall mean the facility of any member of the Seller Group located in San Diego, California, at 3655 Nobel Drive, Suite 600, San Diego, California.

     "Selected Accounting Firm" shall mean a public accounting firm with nationally recognized auditing expertise, which shall be selected by Purchaser's Accountants and Seller's Accountants to resolve a dispute arising pursuant to
Section 5.3 or 5.5 hereof.

     "Seller" shall have the meaning given to such term in the Recitals.

     "Seller  Claims"  shall  have the  meaning  given to such  term in  Section
5.6(a).

     "Seller Employee" shall mean any current or former employee of any member of the Seller Group that provides or provided services for or on behalf of the Purchased Assets.

     "Seller Employee Liabilities" shall mean any liability or obligation in respect of (i) any Seller Plans (other than as provided in Section 5.11(h) hereof), employment, retention, severance, termination costs, accrued vacation, change of control, or other agreements, contracts or commitments by any member of the Seller Group covering the Seller Employees, and (ii) any liability for any action by or obligation to any Seller Employee or any employee of any Assigning Subsidiary, including individuals whose employment shall transfer to Purchaser or a Purchaser Affiliate by operation of law and whom Purchaser or a Purchaser Affiliate has not identified as a Seller Employee who will continue employment with Purchaser or a Purchaser Affiliate; provided, however, that Seller Employee Liabilities in respect of Accepting Employees shall be deemed to include only those liabilities which arise or are incurred on or prior to Closing. For the avoidance of doubt, any Seller Employee Liabilities that may pass to Purchaser or any Purchaser Affiliate by operation of law, statute, common law or otherwise which are not expressly assumed by Purchaser or a Purchaser Affiliate under this Agreement, shall be subject to indemnification by Seller in accordance with Section 5.4 hereof.

     "Seller Group" shall mean, individually or collectively, Seller and each of the Assigning Subsidiaries, each of which shall be deemed a member of the Seller Group. References to each member of the Seller Group shall be a reference to each member of the Seller Group individually and to each member of the Seller Group in the aggregate.

     "Seller  Indemnified  Parties" shall have the meaning given to such term in
Section 5.4(h).

     "Seller Plans" shall mean each material employee benefit plan, as defined in Section 3(3) of ERISA, and all other material employee benefit arrangements or payroll practices, including, without limitation, bonus plans, employment, consulting or other compensation arrangements, incentive, equity or equity-based compensation, deferred compensation arrangements, change in control, termination or severance plans or arrangements, stock purchase, severance pay, sick leave, vacation pay, salary continuation, disability, hospitalization, medical insurance, life insurance and scholarship plans and programs maintained by Seller or any Assigning Subsidiary for the benefit of Seller Employees; provided, however, that for purposes of Sections 3.8(a) and 3.8(b) hereof, "Seller Plans" shall not include: any benefits or contributions for benefits imposed or required in accordance with applicable law, statute or regulation.

     "Seller  Related  Documents"  shall have the meaning  given to such term in
Section 5.4(a).

     "Seller's Accountants" shall mean KPMG LLP or any public accounting firm with nationally recognized auditing expertise, as selected by Seller.

     "Seller's  Insurance Policies" shall have the meaning given to such term in
Section 5.6(a).

     "Seller's Knowledge" or any similar expression shall mean the knowledge which any individual set forth on Schedule 1.1G has or should reasonably be expected to have in the prudent exercise of that individual's duties, after inquiry.

     "Settlement Date" shall mean the fifth Business Day following the date of delivery of the final Special Procedures Report of Assets Acquired and Liabilities Assumed and final Purchase Price Certificate as provided in Section 5.5(a)(vi).

     "Settlement Interest" shall mean the sum of accrued interest on the Settlement Payment calculated at the Settlement Rate, as in effect on the Settlement Date for the period from the Closing Date to, but not including, the date upon which the Settlement Payment is made (calculated on the basis of the actual number of days elapsed in a year of 365 or 366 days, as the case may be).

     "Settlement Payment" shall mean an amount, which shall be expressed as a positive amount, equal to the difference between (i) the Initial Payment and
(ii) the Purchase Price.

     "Settlement Rate" shall mean, on any date, the "Target" federal funds rate reported in the "Money Rates" Section of the eastern edition of The Wall Street Journal published for such date. In the event The Wall Street Journal ceases publication of the federal funds rate or fails on any particular date to publish the federal funds rate, the federal funds rate shall refer to the rate for the last transaction in overnight federal funds arranged prior to such date by The Chase Manhattan Bank (National Association).

     "Special Adjustments" shall mean such adjustments to the Closing Date Schedule of Assets Acquired and Liabilities Assumed as shall be necessary to (i) reflect all assets or liabilities, which, as of the Closing Date, were assets or liabilities (as the case may be) of any member of the Seller Group of a type properly to have been reflected on the Closing Date Schedule of Assets Acquired and Liabilities Assumed, but which were not in fact reflected on the Closing Date Schedule of Assets Acquired and Liabilities Assumed, including any asset or liability which was not reflected on the Closing Date Schedule of Assets Acquired and Liabilities Assumed because such asset or liability was not deemed to be material, (ii) remove any asset or liability which should not have been reflected on the Closing Date Schedule of Assets Acquired and Liabilities Assumed but was in fact reflected thereon irrespective of whether such asset or liability is deemed not to be material, (iii) give effect to each accounting principle, method, practice or procedure that is to be treated as a Special
Adjustment pursuant to the last sentence of the definition of "Accounting Principles," and (iv) eliminate any Excluded Assets and any Excluded Liabilities reflected on the Closing Date Schedule of Assets Acquired and Liabilities Assumed. In addition, the Special Adjustments shall include the following: (a) the Net Book Value of Financing Contracts with associated Advance Payments which are flagged as "Z" in the "Billing Frequency" column of the June Portfolio Tape, shall be equal to the net present value of the Residual and the discount rate used in determining the net present value is 12%, and (b) the Net Book Value of Financing Contracts with associated Advance Payments which are not flagged as "Z" in the "Billing Frequency" column of the June Portfolio Tape, shall be equal to the Net Book Value minus the amount of any "deferred income" with respect to such Financing Contract.

     "Special Procedures Report of Assets Acquired and Liabilities Assumed" shall mean the Closing Date Schedule of Assets Acquired and Liabilities Assumed and the Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed, as to which the special procedures have been performed in the manner provided for in Section 5.5(a)(iii).

     "Special Representations" shall mean the representations or warranties in Sections 3.6(c), 3.8, 3.9, 3.18, 3.19 and 3.20.

     "State and Local Governmental Entity" shall mean a state, province, territory or possession of the United States or a foreign country, or fully constituted political subdivision or agency of any of the foregoing, or the District of Columbia or a Governmental Entity in Canada.

     "Subsidiary" shall mean a Person (other than an individual) of which another Person owns or controls directly or indirectly more than 50% of the stock, capital or other equity interests or more than 50% of the voting power providing the holders thereof, ordinarily and generally in the absence of contingencies, the right to vote for the election of directors, managers or Persons having similar rights and duties.

     "Tax" (and, in the plural, "Taxes") shall mean any domestic or foreign federal, state, provincial or local taxes, charges, fees, levies, imposts, duties and governmental fees or other like assessments or charges of any kind whatsoever, together with any interest or penalty, addition to Tax or additional amount imposed with respect thereto or any Tax Return, whether payable by reason of contract, assumption, transferee liability, operation of law or otherwise (including, but not limited to, any income, net income, gross income, receipts, windfall profit, severance, property, inventory and merchandise, business privilege, production, sales, use, license, excise, registration, franchise, employment, payroll, withholding, alternative or add-on minimum, intangibles, ad valorem, transfer, gains, stamp, estimated, transaction, title, capital, paid-up capital, profits, occupation, premium, value-added, recording, real property, personal property, federal highway use, commercial rent or environmental tax).

     "Tax Benefit" shall have the meaning given to such term in Section 5.4(p).

     "Tax-Exempt Public Sector Financing Contract" shall mean a Public Sector Financing Contract in respect of which the interest income received by any member of the Seller Group is treated on its books and records as exempt from federal income tax pursuant to Section 103 of the Code or any predecessor thereof.

     "Tax  Liability"  shall  have the  meaning  given to such  term in  Section
5.4(p).

     "Tax Return" shall mean any return, report or statement required to be filed with respect to any Tax (including any attachments thereto, and any amendment thereof) including, but not limited to, any information return, claim for refund, amended return or declaration of estimated Tax, and including, where permitted or required, combined, unitary or consolidated returns for any group of entities that includes any member of the Seller Group or their Affiliates.

     "Third  Party  Beneficiary"  shall have the  meaning  given to such term in
Section 8.12.

     "Title IV  Plans"  shall  have the  meaning  given to such term in  Section
3.8(e).

     "Transfer  Taxes"  shall  have the  meaning  given to such term in  Section
5.3(c).

     "Transitional Services Agreement" shall mean an agreement among Purchaser, Seller and each Purchaser Affiliate, whereby Seller provides certain services to Purchaser and each Purchaser Affiliate from and after the Closing with respect to the Purchased Assets, substantially in the form attached hereto as Exhibit B.

     "Two Closing Premium" shall have the meaning given to such term in Section 2.2.

     "Value Added Tax" shall mean any taxes imposed by a jurisdiction on the supply of goods and services pursuant to legislation implemented within the European Union under the EC Sixth Council Directive (77/388/EEC) and related legislation or similar legislation implemented outside the European Union which is substantially similar in effect, including, without limitation, Goods and Services Tax under the laws of Australia and Singapore and National Consumption Tax under the law of Japan.

     "WARN Act" shall mean the Workers Adjustment and Retraining Notification Act, 29 U.S.C.ss.ss. 2101 et seq., and any comparable state or local laws and regulations.

ARTICLE II

                               PURCHASE OF ASSETS

2.1      Purchased Assets.
         ----------------

(a) Purchased Assets. Upon the terms and subject to the conditions of this Agreement, at the Closing, Purchaser, or any Purchaser Affiliate, shall purchase from Seller and the Assigning Subsidiaries, and Seller shall, and shall cause each Assigning Subsidiary to, sell, assign, transfer and convey to Purchaser, or any Purchaser Affiliate, good, valid and marketable title (free and clear of all Encumbrances other than Permitted Encumbrances) to the following in existence on the Closing Date (subject to Sections 5.1(j) and 6.2(c), the "Purchased Assets"):

     (i)  all Purchased Financing Contracts;

     (ii) all Credit Enhancements (except cash associated with Advance Payments) related to the Purchased Financing Contracts;

     (iii)(x) (A) all alliance agreements, service provider agreements, consulting agreements, purchase orders, residual value insurance covering Portfolio Property or Purchased Financing Contracts, if any, and other agreements, contracts or commitments, in each case in this clause (x) (A) listed on Schedule 2.1(a)(iii) or (B) listed in the supplemental Schedules delivered by Seller pursuant to Section 5.9 and identified by Purchaser in writing as a Purchased Other Contract, in each case among any member of the Seller Group and an Obligor of, or otherwise related to, a Purchased Financing Contract, and (y) all remarketing agreements from the Electronics Segment with an Obligor of any Purchased Financing Contract if Purchaser or a Purchaser Affiliate acquires such of the Financing Contracts of such Obligor pursuant to the terms of this Agreement that, in the aggregate, have a Net Book Value which is greater than one-half of the Net Book Value of all of the Financing Contracts in the Electronics Segment of such Obligor (each agreement and commitment referred to in clauses (x) and (y) above being referred to as a "Purchased Other Contract") and all accounts receivable attributable thereto;

     (iv) the leasehold interest in the San Diego Facility;

     (v) all equipment, furniture, vehicles and all other tangible personal property both used in the Electronics Segment and located at the San Diego Facility of the type used in those facilities on May 31, 2001, except for inventory;

     (vi) to the extent transferable, all rights under manufacturers' and vendors' warranties relating to the Purchased Assets and all similar rights against third parties relating to the Purchased Assets;

     (vii)all Authorizations, to the extent transferable, related to the Purchased Assets;

     (viii) all the books and records of each member of the Seller Group relating to any of the Purchased Assets, Assumed Liabilities or Accepting Employees who have signed a release permitting the transfer of such personnel records, including, without limitation, all books and records relating to the purchase of materials, supplies and services, all financial, accounting and operational matters relating to any of the Purchased Assets and Assumed Liabilities, all customer and vendor lists relating to the Purchased Assets and Assumed Liabilities and all files and documents (including credit information) relating to customers and vendors relating to any of the Purchased Assets and Assumed Liabilities, and all manuals, handbooks and Documents relating to policies and/or procedures related to any of the Purchased Assets, Assumed Liabilities or Accepting Employees;

     (ix) [Intentionally Omitted]; and

     (x) any assets related to the Purchased Financing Contract that would be reflected on a balance sheet of Seller prepared in accordance with generally accepted accounting principles as "deferred maintenance costs" or "prepaid sales taxes" and any other accounts to which payments owed by an Obligor under a Purchased Financing Contract are associated.

(b) Excluded Assets. No member of the Seller Group shall sell, assign, transfer or convey to Purchaser or any Purchaser Affiliate, nor shall Purchaser or any Purchaser Affiliate purchase any member of the Seller Group's right, title or interest in and to any Excluded Assets.

(c) Liabilities Assumed by Purchaser. Upon the terms and subject to the conditions of this Agreement, effective as of the Closing, Purchaser or any Purchaser Affiliate shall assume and be obligated to pay when due, perform, or discharge only the Assumed Liabilities.

(d) Excluded Liabilities. Neither Purchaser nor any Purchaser Affiliate shall assume or otherwise become liable for any -------------------- Excluded Liabilities.

(e) Insolvent Subsidiaries. Notwithstanding any provisions of this Agreement, neither Purchaser nor any Purchaser Affiliate shall be required to purchase any assets or assume any liabilities of any Insolvent Subsidiary.


2.2 The Purchase Price. The aggregate purchase price to be paid by Purchaser and Purchaser Affiliates (provided that Purchaser shall not be relieved of its obligation to pay the Purchase Price hereunder to the extent any Purchaser Affiliate fails to pay its allocable portion of the Purchase Price pursuant to this Agreement) for the Purchased Assets (the "Purchase Price") shall be an amount equal to, in the case of clauses (a) and (b) below, as reflected on the Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed, (a) 67% of the Net Book Value of all Purchased Assets, including, without limitation, (i) the Purchased Financing Contracts assigned to Purchaser or any Purchaser Affiliate by any member of the Seller Group, and (ii) assets related to the Purchased Financing Contracts that would be reflected on a balance sheet of Seller prepared in accordance with the Accounting Principles as "deferred maintenance costs," "prepaid sales taxes" and any other account to which payments owed by an Obligor under a Purchased Financing Contract are associated, minus (b) 100% of the Assumed Liabilities. In addition to the Purchase Price, in the event that both (I) the Closing of the sale of the Purchased Assets hereunder and (II) entry by the Bankruptcy court of any order (similar to the Approval Order) with respect to the Lab & Scientific Agreement, then Purchaser and Purchaser Affiliates shall pay to Seller and Assigning Subsidiaries a single additional payment in the aggregate amount of $10,000,000, payable upon the second of such to occur (the "Two Closing Premium"), without duplication notwithstanding the comparable provision set forth in Section 2.2 of the Lab & Scientific Agreement.

2.3 Initial Payment. Subject to Section 2.6 hereof, at the Closing, Purchaser or Purchaser Affiliates shall pay to Seller or Assigning Subsidiary, as applicable, an aggregate amount equal to the Initial Payment, by wire transfer or transfers of immediately available funds to accounts designated to Purchaser in writing by Seller prior to the Closing Date. Prior to Closing, Purchaser and Seller shall mutually agree upon an allocation of the Purchase Price for the Purchased Assets among the Seller and the respective Assigning Subsidiaries, and the amount payable at the Closing pursuant to this Section 2.3 and pursuant to Sections 2.4, 2.5, 2.6 and 2.7 shall be allocated and paid accordingly by Purchaser and the Purchaser Affiliates, respectively; provided, however, that Purchaser shall not be relieved of its obligation to pay the Purchase Price hereunder to the extent any Purchaser Affiliate fails to pay its allocable portion of the Purchase Price pursuant hereto. Seller and each Assigning Subsidiary shall be paid a portion of the aggregate Purchase Price equal to the Purchase Price of the Purchased Assets transferred by Seller or such Assigning Subsidiary, as the case may be, after taking into consideration the Assumed Liabilities of any of Seller or such Assigning Subsidiary. Purchaser shall pay Seller by wire transfer the portion of the Initial Payment allocable to the Purchased Assets transferred by Seller prior to any wire transfers of amounts to Assigning Subsidiaries with respect to the balance of the Initial Payment. Upon receipt by Seller of such wire transfer, Seller shall remit by wire transfer to each Assigning Subsidiary as a capital contribution the amount, if any, necessary to prevent such Assigning Subsidiary from becoming an Insolvent Subsidiary as a result of the sale of the Purchased Assets transferred by such Assigning Subsidiary pursuant to the terms hereof; provided, however, that Seller shall not be obligated to remit any amounts to an Assigning Subsidiary in excess of the difference between
(i) 100% of the Net Book Value of the Purchased Assets to be transferred by such Assigning Subsidiary and (ii) 67% of the Net Book Value of the Purchased Assets to be transferred by such Assigning Subsidiary. Concurrently, Purchaser shall pay to each Assigning Subsidiary the portion of the Purchase Price allocable to the Purchased Assets transferred by such Assigning Subsidiary by wire transfer at such time as Purchaser receives confirmation that any wire transfer from Seller to such Assigning Subsidiary required by the preceding sentence has been received. In the event the Two Closing Premium is payable, Seller and each Assigning Subsidiary shall be allocated and paid a portion of the Two Closing Premium equal to Purchase Price payable to Seller or such Assigning Subsidiary, as the case may be and as provided in the preceding sentence, divided by the sum of the total Purchase Price hereunder and the total Purchase Price (as defined in the Lab & Scientific Agreement).

2.4 Settlement Payments. On the Settlement Date, the following amounts shall be paid, by wire transfer of immediately available funds to an account designated in writing by the recipient thereof to the other party prior to the Settlement Date, as follows:

(i) if the Purchase Price exceeds the Initial Payment, Purchaser shall pay, or cause any Purchaser Affiliate to pay, to Seller or any Assigning Subsidiary, as applicable, an amount equal to the Settlement Payment, plus the Settlement Interest; or

(ii) if the Initial Payment exceeds the Purchase Price, Seller shall pay, or cause the Assigning Subsidiaries to pay, to Purchaser or Purchaser Affiliate, as applicable, an amount equal to the Settlement Payment, plus the Settlement Interest.

2.5 Prorations. Seller and the Assigning Subsidiaries shall bear all property and ad valorem tax liability with respect to the Purchased Assets if the lien or assessment date (the date on which the liability becomes fixed or assignable to the Purchased Assets) arises on or prior to the Closing Date (or the date of the Second Closing with respect to Purchased Finance Contracts transferred at the Second Closing) irrespective of the reporting and payment dates of such Taxes. Seller and the Assigning Subsidiaries shall be responsible for all other Taxes as levied by any foreign, federal, state or local taxing authority in any jurisdiction with respect to the ownership, use or leasing of the Purchased Assets for all periods (or portions thereof) on or prior to the Closing Date (or the date of the Second Closing with respect to Purchased Finance Contracts transferred at the Second Closing), and Purchaser shall be responsible for all such Taxes with respect to the ownership, use or leasing of the Purchased Assets for all periods (or portions thereof) after the Closing Date (or the date of the Second Closing with respect to Purchased Finance Contracts transferred at the Second Closing). All payments to be made by Seller and the Assigning Subsidiaries in accordance with this Section 2.5 shall be made, to the extent then determinable, at the Closing (or the date of the Second Closing with respect to Purchased Finance Contracts transferred at the Second Closing)with such payments deposited into escrow until due, or, to the extent not determinable as of the Closing (or the date of the Second Closing with respect to Purchased Finance Contracts transferred at the Second Closing), promptly following the determination thereof, with such payments deposited into escrow pursuant to Section 2.6 until due. Purchaser shall have the right of review and approval of each member of the Seller Group's property Tax Returns and assessments and the right to contest any assessment for which Purchaser may be adversely affected. Seller shall cause each Assigning Subsidiary to cooperate with Purchaser to advance any contest.

2.6 Tax Escrow. The amount of any personal property, ad valorem, sales, use, transfer, recording or similar Tax liability, or any other Taxes required to be withheld by any taxing authority, relating to the Purchased Assets for which Seller and the Assigning Subsidiaries are responsible pursuant to Section 2.5 and Section 5.3(c)(i) and which are unpaid or not yet due and payable shall be estimated in good faith by the mutual agreement of Seller and Purchaser as of the Closing Date (or the date of the Second Closing with respect to Purchased Finance Contracts to be transferred at the Second Closing) and a portion of the Purchase Price which is no less than such amount shall be put by Seller into escrow at Closing (at the Second Closing with respect to Purchased Finance Contracts transferred at the Second Closing) and such amount shall be held and used for the sole purpose of discharging and releasing any such Taxes with respect to the Purchased Assets pursuant to Section 5.13; provided, however that if Purchaser and Seller have not agreed on the portion of the Purchase Price to be deposited into escrow pursuant to this Section 2.6 at least 20 days prior to the Closing (or 20 days prior to the Second Closing with respect to the Purchased Finance Contracts to be transferred at the Second Closing), such dispute will be resolved by KPMG LLP or any other public accounting firm with nationally accepted auditing experience as mutually agreed upon by Purchaser and Seller. The escrow to be established pursuant to this Section 2.6 shall be established pursuant to, an escrow agreement mutually acceptable to Purchaser or Seller or such other arrangement as may be mutually agreed by Purchaser and Seller prior to the Closing.

2.7 Contingent Payment. Purchaser's and Purchaser Affiliates' obligation to pay Seller and Assigning Subsidiaries the Contingent Payment is conditioned on the Closing hereunder having occurred and the entry by the Bankruptcy Court of an order (similar to the Approval Order) with respect to the Lab & Scientific Agreement having occurred (such time, the "Premium Closing"). At the time of the Premium Closing, the "Purchase Price" set forth in the Section 2.2 of this Agreement shall be considered the "Base Purchase Price" for purposes of this
Section 2.7 and the aggregate "Purchase Price" for all other purposes of this Agreement shall be the sum of the Base Purchase Price and an additional amount to be paid by Purchaser for the Purchased Assets (such additional amount, the "Contingent Payment") which shall be an amount equal to 5% of the following:

(a) the aggregate scheduled lease rental payments under the terms of the Purchased Financing Contracts (without considering payments for deferred maintenance costs, prepaid sales taxes or any other account to which payments owed by an Obligor under such a contract are associated) which are contractually due and payable from Obligors prior to the expiration of the current term of such contract and due on or after the Closing; minus

(b)  the  aggregate   principal  and  interest  payments  with  respect  to  the
     Discounted   Financing   Agreements  related  to  the  Purchased  Financing
     Contracts due to lenders first becoming due on or after the Closing; plus

(c) the aggregate of the related Residual with respect to each Purchased Financing Contract, as set forth in this Agreement.

     On the first day that Purchaser's obligation to make the Contingent Payment is no longer contingent (the "Premium Closing Date"), Purchaser and Purchaser Affiliates shall make an initial payment in U.S. dollars to the Seller and Assigning Subsidiaries with respect to the Contingent Payment in an amount equal to 90% of the Contingent Payment, using the methodology set forth below in the definition of Estimated Payment as applied to the Contingent Payment component of the Purchase Price calculated as of the end of the month immediately prior to the Premium Closing Date. Thereafter (i) the definition of "Estimated Payment" under this Agreement shall be deemed to include the aggregate of the estimated Base Purchase Price and the estimated Contingent Payment attributable to the assets purchased under Agreement, and (ii) the "Initial Payment" under this Agreement, for purposes of calculating the "Settlement Amount", shall be deemed to include (in addition to the Initial Payment based on 90% of the estimated Base Purchase Price) the portion of the estimated Contingent Payment paid on the Premium Closing Date. On the Premium Closing Date, "Portfolio Information" shall also include the aggregate principal and interest payments with respect to the Discounted Financing Agreements referred to in (b) above. On and after such Premium Closing Date, the procedures set forth in Section 5.5 shall be amended so that the "Closing Date Schedule of Assets Acquired and Liabilities Assumed" and "Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed" shall differentiate the assets among those described in Section 2.7(a), (b) and
(c) as applicable for purposes of calculating the Contingent Payment. After the Premium Closing Date, Seller shall use its commercially reasonable efforts to complete, and deliver to Seller's Accountants, the schedules referred to in
Section 5.5(a)(i) within 30 days following the Premium Closing Date, and "Settlement Interest" with respect to the Contingent Payment portion of the aggregate Purchase Price shall be calculated from the Premium Closing Date.

     In addition, Seller and each Assigning Subsidiary shall be allocated and paid a pro rata share of the Contingent Payment, to the extent it is payable, based on the portion of the aggregate Purchase Price paid to Seller or such Assigning Subsidiary, as the case may be.

2.8 Excess Electronics  Collections.

(a) Purchaser's and Purchaser Affiliates' obligation to pay amounts with respect to Excess Electronics Collections is conditioned on both (i) the Closing hereunder having occurred and the entry by the Bankruptcy Court of an order (similar to the Approval Order) with respect to the Lab & Scientific Agreement having occurred and (ii) the aggregate amount of Electronics Collections arising on and after the Closing Date hereunder exceeding the Electronics Threshold Amount (the collective occurrence of (i) and (ii), the "Electronics Trigger Event").

(b) No later than 45 days following the last day of each calendar quarter ending after the Closing Date, Purchaser shall deliver to Seller a statement summarizing Electronics Collections for such calendar quarter (the "Electronics Collections Statement"). Each statement delivered pursuant to this Section 2.8 shall be subject to a reasonable quarterly review right by Seller at Seller's expense. Purchaser shall cooperate with Seller to answer questions regarding the Electronics Collections Statement and to respond to Seller's request for additional information.

(c) No later than 45 days following the last day of each calendar quarter ending after the Electronics Trigger Event, Purchaser and Purchaser Affiliates shall pay in U.S. dollars to Seller and Assigning Subsidiaries, an amount equal to 90% of the Electronics Rental Payments received by the Purchaser or any Purchaser Affiliate during such calendar quarter that are Excess Electronics Collections and, in addition to the Electronics Collections Statement, Purchaser shall deliver to Seller a summary statement summarizing the calculation of such amounts.

(d) No later than 45 days following the last day of each calendar quarter ending after the Electronics Trigger Event, Purchaser and Purchaser Affiliates shall pay in U.S. dollars to Seller and Assigning Subsidiaries, as applicable,(i) to the extent that aggregate Electronics Residual Collections that are Lump Sum Residual Collections in such calendar quarter are less than or equal to 70% of the aggregate Residuals of the Purchased Financing Contracts with respect to which Electronics Residual Collections that are Lump Sum Collections occur in such calendar quarter, 45% of the amount of such Lump Sum Residual Collections that are Excess Electronics Collections during such calendar quarter and (ii) to the extent that aggregate Electronics Residual Collections that are Lump Sum Residual Collections exceed 70% of the aggregate Residuals of the Purchased Financing Contracts with respect to which Electronics Residual Collections that are deemed to be Lump Sum Collection occur in such calendar quarter, Purchaser shall make the payment provided for in the preceding clause (i) and 100% of such excess over the 70% referred to in clause (i) will be retained by Purchaser and Purchaser Affiliates. Purchaser in addition to the Electronics Collections Statement, shall deliver to Seller a summary statement summarizing the calculation of such amounts.

(e) No later than 45 days following the last day of each calendar quarter ending after the Electronics Trigger Event, Purchaser and Purchaser
     Affiliates shall pay in U.S. dollars to Seller and the Assigning Subsidiaries, as applicable, (i) to the extent that Electronics Residual Collections that are not Lump Sum Residual Collections in such calendar quarter with respect to the Residual interest in a specific item of Portfolio Property are (when taken together with the aggregate amount of Electronics Residual Collections received after the Closing Date with respect to such Residual interest) are less than or equal to 70% of the applicable Residual, 45% of the amount of such Electronics Residual Collections during such calendar quarter and (ii) to the extent that Electronics Residual Collections with respect to the Residual interest in a specific item of Portfolio Property that are not Lump Sum Residual Collections (when taken together with the aggregate amount of Electronics Residual Collections received after the Closing Date with respect to such Residual interest) exceed 70% of the applicable Residual, Purchaser shall make the payment provided for in the preceding clause (i) and 100% of such excess over the 70% referred to in clause (i) will be retained by Purchaser and Purchaser Affiliates and Purchaser, in addition to the Electronics collections Statement, shall deliver to Seller a summary statement summarizing the calculation of such amounts. Solely for purposes of the preceding sentence of this Section 2.8, to the extent that the Electronics Trigger Event occurs prior to the date that is eighteen months after the Closing Date, none of the Electronics Residual Collections occurring prior to the date that is eighteen months after the Closing shall constitute Excess Electronics Collections. For purposes of this Section 2.8, in the quarter in which the Electronics Trigger Event occurs, the aggregate amount of Electronics Collections arising in excess of the Electronics Threshold Amount shall be deemed to have arisen in the same proportion as Electronics Rental Payments and Electronics Residual Collections constitute Electronics Collections arising in such quarter. Upon payment by Purchaser or Purchaser Affiliate to Seller or Assigning Subsidiary of any Electronics Residual Collections that are Lump Sum Residual Collections, neither Seller nor any Assigning Subsidiary shall be entitled to any further proceeds with respect to the related Portfolio Property.

(f) Purchaser or any Purchaser Affiliate shall not adversely discriminate with respect to the advertising, promotion or pricing between Portfolio Property related to Purchased Financing Contracts and like equipment being sold or leased for the account of Purchaser or any Purchaser Affiliate in the disposition (whether pursuant to a sale, lease, conditional sale, secured financing or similar transaction) of any Portfolio Property related to Purchased Financing Contracts, and, upon the request of Seller, Purchaser or any Purchaser Affiliate shall promptly provide Seller with information concerning like equipment sold or released (whether pursuant to a sale, lease, conditional sale, secured financing or similar transaction) by Purchaser or any Purchaser Affiliate during the period in which such Portfolio Property is held by Purchaser or any Purchaser Affiliate.

(g) Without the written consent of Seller, which consent may not be unreasonably withheld, Purchaser or any Purchaser Affiliate shall not (i) consent to a reduction or other modification of any of the Obligor's payment obligations with respect to a Purchased Financing Contract, (ii) postpone or modify any date fixed for any payment of principal or interest or other sums under the Purchased Financing Contracts or agree to any extension of the term thereof, or (iii) restructure any Purchased Financing Contract or release, subordinate or substitute any Portfolio Property related to a Purchased Financing Contract during the original term of such Purchased Financing Contract.

(h) If Purchaser and Seller are not able to agree upon a lump sum amount in respect of a Residual interest in the circumstances described in clause
     (iv) of the definition of "Electronics Residual Collections," then Seller shall have the option to require Purchaser or a Purchaser Affiliate to sell the related Portfolio Property in lieu of entering into an arrangement for a subsequent lease, conditional sale, secured financing or similar transaction.

     Seller and each Assigning Subsidiary shall be allocated and paid a pro rata share of Excess Electronics Collections based on the portion of Excess Electronics Collections relating to Purchased Assets sold by Seller andeach Assigning Subsidiary.

2.9      [Intentionally Omitted]

2.10 No Additional Obligation. Notwithstanding the terms of Sections 2.7 and 2.8, nothing in this Agreement shall impose any additional obligation on Purchaser to close the transactions contemplated by the Lab & Scientific Agreement. The obligation of Purchaser to close the transactions remains subject to the terms and conditions set forth in the Lab & Scientific Agreement.

ARTICLE III

                    REPRESENTATIONS AND WARRANTIES OF SELLER

     Seller hereby makes as of the date of this Agreement, and at the Closing will cause each Assigning Subsidiary to make (on a several basis, and solely to the extent applicable to such Assigning Subsidiary), the following representations and warranties to Purchaser:

3.1 Organization and Good Standing. Each member of the Seller Group (i) is duly organized, validly existing and in good standing (or its equivalent) under the laws of its state, province and country of incorporation or organization, (ii) has the corporate or other applicable power to own and lease the Purchased Assets owned or leased by it and to carry on its business as now being conducted and (iii) is duly qualified or authorized to conduct business and is in good standing (or its equivalent) as a foreign corporation in all jurisdictions in which the character or location of the Purchased Assets owned or leased by it requires such qualification or authorization, except, in the case of clause
(iii), where the failure to be so qualified or authorized has not and would not have a Material Adverse Effect.

3.2 Corporate Authority.

(a) Each member of the Seller Group has all requisite corporate or other applicable power and authority to execute and deliver, and to perform its obligations under, this Agreement, the Transitional Services Agreement and the other documents to be executed and delivered by such member of the Seller Group party thereto pursuant hereto or thereto. Each of this Agreement, the Ancillary Agreements and the other documents to be executed and delivered by a member of the Seller Group pursuant hereto or thereto has been or will be, as the case may be, duly authorized by all necessary corporate, stockholder or other required action on the part of such member and holders of voting interests of such member and has been (or, with respect to the documents to be executed and delivered after the date hereof, will be at the Closing) duly executed and delivered by such member of the Seller Group party thereto and is (or, with respect to the documents to be executed and delivered after the date hereof, will be at the Closing), subject to the entry of the Approval Order, the valid and binding obligation of such member of the Seller Group party thereto, enforceable against such member of the Seller Group in accordance with its terms, except, in case of members of the Seller Group who are not party to the Chapter 11 Cases, as enforcement thereof may be limited by the Bankruptcy Exception.

(b) Notwithstanding anything to the contrary contained herein, no provision of this Agreement is binding upon any member of the Seller Group unless and until this Agreement is approved by the Bankruptcy Court.

3.3 No Conflicts. Except as set forth on Schedule 3.3, neither the execution and delivery by any member of the Seller Group of this Agreement, the Transitional Services Agreement or any other document to be executed and delivered by any member of the Seller Group in connection herewith or therewith nor compliance by any member of the Seller Group with the terms and provisions hereof or thereof nor the consummation by any member of the Seller Group of the transactions contemplated hereby or thereby will conflict with or result in a breach of any of the terms, conditions or provisions of (i) the certificate of incorporation (or equivalent document) or by-laws (or equivalent document including articles of association) of any member of the Seller Group, (ii) any judgment, order, injunction, decree or ruling of any court or of any other Governmental Entity or any law, statute or regulation to which any member of the Seller Group or any of its Properties is subject and which is related to the Purchased Assets or the Assumed Liabilities or (iii) any agreement, contract or commitment to which any member of the Seller Group is a party or to which any member of the Seller Group or any of its Properties is subject and which is related to the Purchased Assets or the Assumed Liabilities (including, without limitation, any agreement, contract or commitment included in the Purchased Assets), except in the case of clause (ii) above, only as it relates to any law, statute or regulation, and clause (iii) above, for such conflicts or breaches that would not be likely to have a Material Adverse Effect; nor will such execution, delivery and compliance result in acceleration in the time for performance of any obligation of any member of the Seller Group relating to or affecting any of the Purchased Assets or Assumed Liabilities or in the creation of any Encumbrance on any of the Purchased Assets.

3.4 Consents. Except as set forth on Schedule 3.4 and other than the filing of notifications pursuant to the HSR Act and any corresponding anti-trust, competition or similar legislation in any other jurisdictions (including, without limitation, the Competition Act (Canada)), and the Approval Order issued or to be issued by the Bankruptcy Court, no material notices, reports or other filings are required to be made by any member of the Seller Group with, nor are any material consents, licenses, permits, Authorizations or approvals required to be obtained by any member of the Seller Group from, (i) any Governmental Entity or (ii) except where the failure to make such notices, reports or other filings or obtain such consents or approvals would not have a Material Adverse Effect, any other Person in connection with the execution and delivery by Seller of this Agreement or the consummation by Seller Group of the transactions contemplated hereby.

3.5 No Violations of Law. Except as set forth on Schedule 3.5 or as would not be likely to have a Material Adverse Effect, (i) each member of the Seller Group owns and operates, and at all times has owned and operated, each of the Purchased Assets and acted with respect to the Assumed Liabilities in compliance with all laws enacted, and all regulations promulgated or issued, by any Governmental Entity, including, but not limited to, Environmental Laws and laws pertaining to usury, installment or conditional sales and sales financing, truth in lending, equal credit opportunity, credit reporting or debt collection, (ii) neither the billing and collection nor enforcement of any Purchased Financing Contract or Credit Enhancement in accordance with the terms thereof has resulted or will result in the violation of any laws enacted by or regulations promulgated or issued by any Governmental Entity, (iii) each member of the Seller Group has had at all times all Authorizations required to own, operate, lease and/or service the Purchased Assets and has owned and operated its Properties at all times in compliance with all laws enacted by or regulations promulgated or issued by any Governmental Entity and all such Authorizations, and (iv) no member of the Seller Group has received any written notice of violation of any law or regulation from any Governmental Entity relating to any of the Purchased Assets or the ownership or operation thereof. Except as set forth on Schedule 3.5, no member of the Seller Group is subject to any judgment, writ, decree, injunction or order of any federal, state or local court (domestic or foreign) or Governmental Entity relating to the acquisition, collection, administration or enforcement of any Purchased Financing Contract or Credit Enhancement or the foreclosure, acquisition or disposition of any Portfolio Property or, in each case, any transactions or activities incidental thereto.

3.6      Financial Statements; Reports.
         -----------------------------

(a)  True and  complete  copies  of the  Financial  Statements  are set forth on
     Schedule 3.6(a). The Financial Statements were prepared from the books and records of each member of the Seller Group, and the balance sheets included in the Financial Statements fairly present, in all material respects, the financial position, as it relates to the Purchased Assets and the Assumed Liabilities, of such member of the Seller Group as of the dates thereof, and the statements of income and cash flows of such member of the Seller Group included in the Financial Statements fairly present, in all material respects, the results of income and cash flows, as the case may be, as they relate to the Purchased Assets and Assumed Liabilities, of such member of the Seller Group for the periods set forth therein (subject, in the case of unaudited statements, to normal year-end audit adjustments which will not be material in amount or effect), in each case in accordance with generally accepted accounting principles applied on a basis consistent with the Accounting Principles, except as may be noted therein or as set forth on
     Schedule 3.6(a) and except that statutory financial statements are prepared in accordance with applicable statutory accounting principles.

(b) Except in connection with debtor-in-possession financing, no member of the Seller Group has indebtedness, obligations or liabilities of any kind (whether accrued, absolute, contingent or otherwise, and whether due or to become due) related to the Purchased Assets or Assumed Liabilities which are not reflected or adequately reserved against on the applicable balance sheet dated as of June 30, 2001 included in the Financial Statements other than such indebtedness, obligations or liabilities as were incurred in the ordinary course of business consistent with past practices since June 30, 2001 and which either will be repaid or discharged prior to the Closing or reflected on the Closing Date Schedule of Assets Acquired and Liabilities Assumed.

(c) Except as set forth on Schedule 3.6(c), all of the Portfolio Information and the other data set forth in the June Portfolio Tape with regard to the Purchased Financing Contracts and each Purchased Discounted Financing Agreement is true, correct, complete and accurate in all material respects as of June 30, 2001. All of the Portfolio Information delivered to Purchaser prior to, at or after Closing shall be true, correct, complete and accurate in all material respects as of its date.

(d) With respect to each Purchased Financing Contract, the Portfolio Information described in clause (xiv) of such definition with respect to such Purchased Financing Contract that is set forth on the June Portfolio Tape and the Closing Date Portfolio Tape is the Net Book Value of such Purchased Financing Contract.

(e)  At the Closing, no Assigning Subsidiary will be an Insolvent Subsidiary.

3.7      Absence of Certain Changes.

(a) Except as set forth on Schedule 3.7(a), since June 30, 2001, there has not occurred any effect, result, occurrence, event, fact, set of facts or change that constitutes a Material Adverse Effect, or any development or combination of developments of which, to Seller's Knowledge, is reasonably likely to result in any Material Adverse Effect.

(b) Except as set forth on Schedule 3.7(b), since June 30, 2001, no member of the Seller Group has in connection with the Purchased Assets (i) made or committed to make any capital expenditures (excluding the purchase of
     Portfolio  Property  in  connection  with the  origination  or funding of a
     Purchased Financing Contract or otherwise in the ordinary course of business) except for those not in excess of $500,000 per capital project,
     (ii) waived or committed to waive any rights which could have a Material Adverse Effect, (iii) directly or indirectly in any way extended or otherwise restructured the payment schedule, payment terms or any other term or condition of any Purchased Financing Contract, or made any advance, extension, novation, modification or other accommodation to any Obligor or provider of a Credit Enhancement thereunder (other than extensions of the time to pay an amount due under a Purchased Financing Contract, modification or accommodation that were granted in the ordinary course of business by such member of the Seller Group consistent with its past practices and that, with respect to extensions of time to pay an amount due under a Purchased Financing Contract, did not extend the time for payment to 30 days or more after the first date on which payment of such amount was required pursuant to the terms of such Financing Contract), (iv) suffered any damage, destruction or casualty loss to any Purchased Assets, whether or not covered by insurance, in excess of $100,000 in the case of any individual loss or $500,000 with respect to the aggregate of all such losses, (v) except pursuant to any debtor-in-possession financing in the Chapter 11 Cases, permitted any Encumbrance on any of the Purchased Assets other than Permitted Encumbrances, or (vi) deviated from or changed in any material respect its Documentation except for deviations or changes made in the ordinary course of business and consistent with past practice.

(c) Except as set forth on Schedule 3.7(c), since June 30, 2001, no member of the Seller Group has (i) through the date of this Agreement, made or agreed to make any increase in the compensation payable or to become payable to any current Seller Employee, except for regularly scheduled increases in compensation payable or increases otherwise occurring in the ordinary and usual course of business, consistent with past practices or as required by applicable law and except for the change in compensation generally granted to Seller Employees as of November 1, 2001, (ii) through the date of this Agreement, adopted, amended, modified or terminated any Seller Plan, except in cases otherwise provided for in Section 3.7(c)(i) hereof or as required by applicable law, or (iii) entered into or amended any collective bargaining agreement, except as required by applicable law.

3.8      Employee Benefit Plans and Employee Matters.

(a)  Schedule 3.8(a) sets forth a list of all Seller Plans.

(b) Except as set forth on Schedule 3.8(b), true, correct and complete copies of the following documents, with respect to each of the Seller Plans, have been made available or delivered to Purchaser by Seller, to the extent applicable: (i) any plans, all amendments thereto and related trust documents, and amendments thereto; (ii) the most recent Forms 5500 and all schedules thereto, the most recent annual returns filed with the relevant Canadian or provincial pension supervisory authority and the most recent actuarial report, if any; (iii) the most recent IRS determination letter;
     (iv) summary plan descriptions as defined under ERISA; (v) material written communications to Seller Employees relating to the Seller Plans; and (vi) written descriptions of all non-written agreements relating to the Seller Plans.

(c) Except as set forth on Schedule 3.8(c), the Seller Plans have been maintained, in all material respects, in accordance with their terms and with all provisions of ERISA, the Code (including rules and regulations thereunder) and other applicable federal and state laws and regulations, including, without limitation, Canadian or provincial pension legislation, and no member of the Seller Group, or any "party in interest" or "disqualified person" with respect to the Seller Plans has engaged in a non-exempt "prohibited transaction" within the meaning of Section 4975 of the Code or Section 406 of ERISA. No fiduciary has any material liability for breach of fiduciary duty or any other failure to act or comply in connection with the administration or investment of the assets of any Seller Plan.

(d) Each Seller Plan that is intended to qualify under Section 401(a) of the Code is the subject of a favorable IRS determination letter that such plan is so qualified and, to Seller's Knowledge, the trust maintained pursuant thereto is exempt from federal income taxation under Section 501(c) of the Code. Each Seller Plan that is intended to qualify under Section 147.1 of the Income Tax Act (Canada) (the "ITA") is so qualified and, to Seller's Knowledge, the trust maintained pursuant thereto is exempt from federal income taxation under Section 149 of the ITA. To Seller's Knowledge, nothing has occurred with respect to the operation of such "qualified" Seller Plans which could, to the extent applicable, cause the loss of such qualification under the Code or under the ITA, as applicable, or loss of such exemption, or the imposition of any liability, penalty or Tax under ERISA, the Code or the ITA.

(e) Neither Seller nor any ERISA Affiliate currently sponsors or contributes to or, within the last six years, sponsored or contributed to a Seller Plan that is: (i) an Employee Benefit Plan subject to Title IV of ERISA or
     Section 412 of the Code ("Title IV Plans");  (ii) a Multiemployer  Plan; or
     (iii) a Multiple Employer Plan. None of the Assigning Subsidiaries currently sponsors or maintains a "pension plan" which is required to be registered in accordance with Canadian law.

(f)  Except as set forth on Schedule 3.8(f),  all  contributions  (including all employer contributions and employee salary reduction contributions) required to have been made under any of the Seller Plans or by law to any funds or trusts established thereunder or in connection therewith have been made by the due date thereof (including any valid extension), and all contributions for any period ending on or before the Closing Date which are not yet due will have been paid or accrued on the balance sheet of the applicable member of the Seller Group on or prior to the Closing Date, to the extent required to be accrued on such applicable balance sheet.

(g)  [Intentionally Omitted.]

(h)  [Intentionally Omitted.]

(i)  [Intentionally Omitted.]

(j)  [Intentionally Omitted.]

(k) Except as set forth on Schedule 3.8(k), there is no material violation of ERISA, the Code, the ITA or the Canadian or provincial pension legislation with respect to the filing of applicable reports, documents and notices regarding the Seller Plans with the Secretary of Labor and the Secretary of the Treasury or a Canadian or provincial pension authority or the furnishing of such documents to the participants or beneficiaries of the Seller Plans.

(l) Except as set forth on Schedule 3.8(l), there are no pending actions, claims or lawsuits which have been asserted or instituted against the Seller Plans, the assets of any of the trusts under such plans or the plan sponsor or the plan administrator, or against any fiduciary of the Seller Plans with respect to the operation of such plans (other than routine benefit claims), and, to Seller's Knowledge, there are no threatened actions, claims or lawsuits of such nature.

(m)  [Intentionally Omitted.]

(n)  [Intentionally Omitted.]

(o) Except as set forth on Schedule 3.8(o), none of the Seller Plans provide for post-employment life or health insurance, benefits or coverage for any participant or any beneficiary of a participant, except as may be required under the COBRA and at the expense of the participant or the participant's beneficiary. Each of the Seller Group, and any ERISA Affiliate which maintains a "group health plan" within the meaning of Section 5000(b)(1) of the Code has substantially complied with the notice and continuation requirements of Section 4980B of the Code, COBRA, Part 6 of Subtitle B of Title I of ERISA and the regulations thereunder.

(p)  [Intentionally Omitted.]

(q) Except as set forth in Schedule 3.8(q), neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will (i) result in any payment becoming due by any member of the Seller Group to any Seller Employee in an amount which exceeds three times such employee's current base salary, (ii) increase any benefits otherwise payable under any Seller Plan or (iii) result in the acceleration of the time of payment or vesting of any such benefits under any Seller Plan.

(r) No member of the Seller Group has any contract, plan or commitment, whether legally binding or not, to create any additional Seller Plan or to modify any existing Seller Plan, except as required by applicable law.

(s) Except as set forth on Schedule 3.8(s), no stock or other security issued by any member of the Seller Group forms or has formed a material part of the assets of any Seller Plan that is subject to ERISA.

(t) With respect to any period for which any contribution to or in respect of any Seller Plan (including workers' compensation) is due and owing, each member of the Seller Group has made due and sufficient current accruals for such contributions and other payments in accordance with generally accepted accounting principles applicable in the United States, and such current accruals through June 30, 2001 are duly and fully provided for in the balance sheet for the period then ended.

(u)  [Intentionally Omitted.]

(v) Except as set forth on Schedule 3.8(v), to Seller's Knowledge, with respect to each Foreign Plan:

     (i) all employer and employee contributions to each Foreign Plan required by law or by the terms of such Foreign Plan have been made, or, if applicable, accrued in accordance with normal accounting practices;

     (ii) the fair market value of the assets of each funded Foreign Plan, the liability of each insurer for any Foreign Plan funded through insurance or the book reserve established for any Foreign Plan, together with any accrued contributions, is sufficient to procure or provide for the accrued benefit obligations on a going concern and a solvency basis, as of the Closing Date, with respect to all current or former participants in such plan according to the actuarial assumptions and valuations most recently used to determine employer contributions to such Foreign Plan and no transaction contemplated by this Agreement shall cause such assets or insurance obligations to be less than such benefit obligations; and

     (iii)each Foreign Plan required to be registered has been registered and has been maintained in good standing with applicable regulatory authorities.

(w) Except as set forth on Schedule 3.8(w), (i) none of the Seller Employees is represented in his or her capacity as a Seller Employee by any labor organization; (ii) no member of the Seller Group has recognized any labor organization nor has any labor organization been elected or certified as the collective bargaining agent of any Seller Employees, nor has any member of the Seller Group entered into any collective bargaining agreement or union contract with or recognizing any labor organization as the bargaining agent of any Seller Employees; (iii) to Seller's Knowledge, there is no union organization activity involving any of the Seller Employees, pending or threatened, nor has there ever been union representation involving any of the Seller Employees; (iv) there is no works council of any of the Assigning Subsidiaries; (v) to Seller's Knowledge, there is no picketing, pending or threatened, and there are no strikes, slowdowns, work stoppages, other job actions, lockouts, arbitrations, grievances or other labor disputes involving any of the Seller Employees, pending or threatened; (vi) to Seller's Knowledge, there are no complaints, charges or claims against any member of the Seller Group pending or, to Seller's Knowledge, threatened which could be brought or filed, with any public or governmental authority, arbitrator or court based on, arising out of, in connection with, or otherwise relating to the employment or termination of employment or failure to employ by any member of the Seller Group of any individual that could be reasonably expected to result (either individually or in the aggregate) in a Material Adverse Effect; (vii) to Seller's Knowledge, each member of the Seller Group is in compliance with all United States and foreign laws, regulations and orders relating to the employment of labor, including all such laws, regulations and orders relating to wages, hours, the WARN Act, collective bargaining, discrimination, civil rights, safety and health, workers' compensation and the collection and payment of withholding and/or social security contributions/taxes and any similar tax except for immaterial non-compliance; and (viii) there has been no "mass layoff" or "plant closing" as defined by WARN with respect to any member of the Seller Group within the six (6) months prior to the date of this Agreement.

(x) No Seller Plan which is intended to qualify under Section 401(k) of the Code provides for employee contributions other than pre-tax salary deferrals, excluding Seller Plans which do not cover: (i) employees of Seller and Assigning Subsidiary who provide services related to the
     Purchased Assets; and (ii) employees of Seller and its Affiliates who provide services related to the Purchased Assets whose employment relationship will not be transferred to Purchaser or any Purchaser Affiliate by operation of law as a result of the transactions contemplated by this Agreement.

3.9      Taxes.

(a) Except as set forth on Schedule 3.9(a), each member of the Seller Group (i) has timely filed (or there has been timely filed on its behalf) with the appropriate Governmental Entities all Tax Returns required to be filed, and all such Tax Returns are true and correct in all material respects, and
     (ii) has paid (or there has been paid on its behalf) all Taxes due and payable or claimed or asserted by any Governmental Entity to be due from it or has provided for all such Taxes on its books and records and in accordance with the Accounting Principles, including without limitation in the Financial Statements. With respect to any period for which Tax Returns have not yet been filed, or for which Taxes are not yet due or owing, each member of the Seller Group has made due and sufficient current accruals for such Taxes on its books and records and in accordance with the Accounting Principles, including without limitation the Financial Statements;

(b)  [Intentionally Omitted];

(c) Except as set forth on Schedule 3.9(c), no written claim has been made by a taxing authority in a jurisdiction where any member of the Seller Group does not file Tax Returns to the effect that such member of the Seller Group is or may be subject to taxation by that jurisdiction with respect to any Purchased Asset;

(d) Except as set forth on Schedule 3.9(d), no audit report has been issued prior to the date of this Agreement (or otherwise with respect to any audit or investigation in progress) relating to Taxes due from or with respect to any member of the Seller Group with respect to taxable years for which the statute of limitations remains open or with respect to which Taxes are not yet paid. All deficiencies asserted or assessments made as a result of any examinations by the IRS or any other Governmental Entity of the Tax Returns of, or covering or including any member of, the Seller Group have been fully paid, and there are no other actions, suits, investigations, audits or claims by any Governmental Entity in progress relating to any member of the Seller Group, nor has any member of the Seller Group received any notice from any Governmental Entity that it intends to conduct such an audit or investigation. Except as set forth on Schedule 3.9(d), no issue has been raised by a Governmental Entity (i) in any examination with respect to federal income Taxes for Tax years of any member of the Seller Group ended 1989 through 1999 which, by application of the same or similar principles, could reasonably be expected to result in a proposed deficiency for any subsequent taxable period or (ii) in any examination with respect to Taxes other than federal income Taxes of any member of the Seller Group which, by application of the same or similar principles, could reasonably be expected to result in a proposed deficiency of at least $500,000 for any subsequent taxable period. Except as set forth on Schedule 3.9(d), no member of the Seller Group is subject to any private letter ruling of the IRS or comparable rulings or closing agreements of other Governmental Entities;

(e) Except as set forth on Schedule 3.9(e), each member of the Seller Group has withheld and paid over to the appropriate Governmental Entity all material amounts of Taxes required to be withheld in connection with any amounts paid or owing to any employee, creditor, independent contractor or other third party;

(f) There are no liens for Taxes upon the Purchased Assets except for liens arising as a matter of law relating to current Taxes not yet due and liens set forth on Schedule 3.9(f) for Taxes that are being contested in good faith and for which adequate reserves have been set aside;

(g) Except as set forth on Schedule 3.9(g), no property having an aggregate tax basis in excess of $5 million owned by any member of the Seller Group that is a United States corporation is (i) property required to be treated as being owned by another Person pursuant to the provisions of Section 168(f)(8) of the Internal Revenue Code of 1954, as amended and in effect immediately prior to the enactment of the Tax Reform Act of 1986, (ii) "tax-exempt use property" within the meaning of Section 168(h)(1) of the Code, (iii) "tax-exempt bond financed property" within the meaning of
     Section 168(g) of the Code, (iv) subject to Section 168(g)(1)(A) of the Code, or (v) limited use property" (as the term is used in Rev. Proc. 2001-28);

(h) No Purchased Asset is (i) a debt instrument, the interest on which is, or purports to be, excludable, in whole or in part, from gross income for federal income tax purposes, (ii) an interest in a taxable mortgage pool within the meaning of Section 7701(i) of the Code, or (iii) an interest in a partnership, trust or REMIC within the meaning of Section 7701(a) of the Code;

(i) Each partnership interest which is a Purchased Asset has in effect a valid election pursuant to Section 754 of the Code, which election will remain in effect for the taxable year of such partnership in which the transactions contemplated by this Agreement occur;

(j) For federal income tax purposes, none of the allocations of income, gain, loss or deductions in respect of any partnership interest which is a Purchased Asset for the respective partnership taxable years in which the transactions contemplated by this Agreement occur (or prior taxable years) are (or were) required to be determined under Section 704(c) of the Code or the principles thereof;

(k) None of the contracts, agreements or other arrangements included in the Purchased Assets contains any tax sharing or similar agreement (whether or not written) which provides an obligation to make payments after the Closing;

(l) None of the Purchased Assets is a "United States real property interest" within the meaning of Section 897(c)(i) of the Code;

(m)  [Intentionally Omitted];

(n) (i) The interest component of any payments required to be made under any Tax-Exempt Public Sector Financing Contracts which are Purchased Assets is specifically and separately stated in such Tax-Exempt Public Sector Financing Contract, (ii) such interest is not includable in the gross income of the recipient thereof for federal income tax purposes and (iii) all filings with the IRS or other taxing authority or Governmental Entity as are necessary to preserve the tax-exempt nature of such interest have been made, including but not limited to Form 8038-G or Form 8038-GC;

(o) (i) Except as set forth on Schedule 3.9(o), the classification of each Financing Contract which constitutes a Purchased Asset reflected on the books and records of each member of the Seller Group is consistent with the manner in which such Financing Contract has been classified on such member of the Seller Group's Tax Returns (as a loan or as a lease for Tax purposes), (ii) such classification (as a loan or as a lease for Tax purposes) has not been challenged by the IRS or any other Governmental Entity in a notice of proposed adjustments or notice of deficiency and
     (iii) no member of the Seller Group has reported its status under any Financing Contract which constitutes a Purchased Asset as that of a partner or member of any other association for Tax purposes;

(p) No borrower on, co-lender under, or Person holding a participation in a Purchased Asset that is a debt obligation is other than a "United States person" as such term is defined in Section 7701(a)(30) of the Code;

(q) All of the Financing Contracts which are Purchased Assets which are treated as true leases for federal income Tax purposes without regard to Section 7701(h) of the Code on the books and records of the Seller Group are true leases for federal income Tax purposes without regard to Section 7701(h) of the Code;

(r) All of the Financing Contracts which are Purchased Assets that contain terminal rental adjustment clauses are qualified motor vehicle operating agreements within the meaning of Section 7701(h) of the Code.

(s) Each member of Seller Group has paid, or cause to be paid, any and all license fees, stamp taxes, excise, sales, use, transfer or property taxes or similar fees or taxes due and payable with respect to all Purchased Financing Contracts and Portfolio Property subject thereto to the state or other jurisdiction (or any political subdivision thereof) where required, arising out of, pursuant to or in connection with the Financing Contracts.

(t) All Purchased Assets located in Canada will be sold by an Assigning Subsidiary which is not a non-resident of Canada for purposes of the Income Tax Act (Canada).

(u) There has been a Final Tax Determination with respect to Seller's federal income Tax liability with respect to its taxable years ended 1989 through 1995, and any deficiencies have been paid by Seller in full in cash (or by way of an offset against a refund otherwise owing to Seller).

(v) Except as set forth on Schedule 3.9(v), Seller or the applicable Assigning Subsidiary transferring Purchased Assets located in a jurisdiction that imposes Value Added Tax is, where required under the Value Added Tax and related legislation, properly registered for Value Added Tax purposes in the applicable jurisdiction;

(w) Seller or the applicable Assigning Subsidiary located in a jurisdiction that imposes Value Added Tax on the supply of goods and services has not made any supplies which do not carry the right to full Value Added Tax recovery in connection with the Purchased Assets;

(x)  [Intentionally Omitted.]

(y) Seller has served written notice of its motion seeking entry of the Sales Procedures Order (as defined in the Approval Order) on each applicable taxing authority in each jurisdiction in which it or any of its Assigning Subsidiaries which are debtors in the Chapter 11 Cases are subject to Tax.

3.10     [Intentionally Omitted.]

3.11     [Intentionally Omitted.]

3.12     Purchased Other Contracts.

(a) Except as set forth on Schedule 3.12(a), no member of the Seller Group is, nor, to Seller's Knowledge, is any other party in material breach of or in material default under any Purchased Other Contract and no event has occurred which, with notice and/or lapse of time, would constitute a material default by such member of the Seller Group or any other party thereto under any such contracts or agreements. No member of the Seller Group has received any written notice from or given any written notice to any other party thereto indicating that it or such other party, as the case may be, is presently in default under or in breach or violation of any Purchased Other Contract in any material respect.

(b) Except as set forth on Schedule 3.12(b) or as permitted in Section 5.1(d), as of the date hereof, no member of the Seller Group is party to, bound by or subject to any Material Contract, or to any other agreement, contract or commitment of the following kinds related to the Purchased Assets: (i) any agreement, contract or commitment to which any member of the Seller Group is a party relating to the disposition or acquisition of any material portion of the Purchased Assets, (ii) any guarantee or indemnification by any member of the Seller Group included in any of the Purchased Other Contracts running to any Person which involves, individually or in the aggregate, a contingent liability of such member of the Seller Group of $500,000 or more, (iii) any material agreement, contract or commitment providing for the collection, servicing or administration of leases, loans, conditional sales agreements or financial instruments of a type included in the Purchased Financing Contracts, by any member of the Seller Group on behalf of any other Person, (iv) any agreement, contract or commitment providing for the collection, servicing or administration by any Person of any Purchased Financing Contract, (v) any agreement, contract or commitment by any Person to purchase Purchased Financing Contracts, or any interests or participations therein, or any material agreement, contract or commitment by any member of the Seller Group to sell Purchased Financing Contracts, or any material interests or participations therein, (vi) any agreement, contract or commitment included in the Purchased Assets containing any covenant or provision limiting the freedom of any member of the Seller Group to engage in any line of business or compete with any Person in any geographic area, (vii) any agreement, contract or commitment which would, if performed in accordance with its terms, have a Material Adverse Effect, or (viii) any commitment to do any of the foregoing. Each agreement, contract or commitment set forth on Schedule 3.12(b) (except those that may be referred to in clauses (i), (ii), (vi) and (vii) and, in respect of clauses (i), (ii), (vi) and (vii), clause (viii)) is valid, binding and enforceable against the parties thereto in accordance with its terms except, in case of parties thereto who are not party to the Chapter 11 Cases, to the extent the foregoing may be limited by the Bankruptcy Exception and is in full force and effect.

3.13 Litigation and Liabilities. Except as set forth on Schedule 3.13, there are no (i) civil, criminal or administrative actions, suits, claims, hearings, investigations or proceedings pending (including, but not limited to, any counterclaims and, collectively, "Proceedings") or, to Seller's Knowledge, threatened, against any member of the Seller Group relating to or affecting any of the Purchased Assets or Assumed Liabilities or (ii) obligations or liabilities, whether or not accrued, contingent or otherwise, or any other fact or circumstance to Seller's Knowledge that forms a reasonable basis for any claim against or obligation or liability of any member of the Seller Group relating to or affecting the Purchased Assets or Assumed Liabilities except in the case of clauses (i) and (ii) as would not be likely to have, individually or in the aggregate, a Material Adverse Effect. Since December 31, 2000, no member of the Seller Group has been the subject of any Proceeding nor, to Seller's Knowledge, have there been any investigations by or before any Governmental Entity, in either case relating to any of the Purchased Assets or Assumed Liabilities or liabilities that will be transferred by operation of law to Purchaser or any Purchaser Affiliate as a result of the transactions contemplated by this Agreement, nor to Seller's Knowledge does any valid basis for any such investigation exist.

3.14     [Intentionally Omitted.]

3.15     [Intentionally Omitted.]

3.16 Brokers' or Finders' Fees, etc. No Person acting on behalf of any member of the Seller Group or any of its Affiliates or under the authority of any of them is or will be entitled to any brokers' or finders' fee or any other commission or similar fee, directly or indirectly, from Purchaser or any of its Affiliates in connection with any of the transactions contemplated hereby.

3.17     Conduct of Business.

(a) Since June 30, 2001, each member of the Seller Group has with respect to the Purchased Assets used its commercially reasonable efforts to preserve substantially intact the business organizations of each member of the Seller Group and to preserve the present relationships of each member of the Seller Group with (i) the Seller Employees, except for the issuance of any WARN Act notices, and (ii) each Person having any business relationships with any member of the Seller Group relating to the Purchased Assets, except to the extent the discontinuance of such relationship would likely not have a Material Adverse Effect.

(b) Except as set forth on Schedule 3.17(b), since June 30, 2001, or, if later, the date such assets and liabilities first became assets or liabilities, as the case may be, of a member of the Seller Group, (i) each member of the Seller Group has owned, operated and serviced the Purchased Assets and acted with respect to the Assumed Liabilities only in the ordinary course consistent with past practices and has not deviated from or changed in any respect its credit policy or collateral eligibility standards in any material respect; and (ii) to the extent that any member of the Seller Group has approved credit applications with respect to Financing Contracts entered into after June 30, 2001, but prior to the date of this Agreement, such member of the Seller Group has complied with standards of evaluating, originating, underwriting and funding new business which are in all respects consistent with its past practices.

3.18     Purchased Financing Contracts.

(a) Except as set forth on Schedule 3.18(a), each Purchased Financing Contract and Credit Enhancement (i) is valid, binding and enforceable by the member of the Seller Group party thereto against the Obligor or provider of such Credit Enhancement thereunder in accordance with its written terms, except as may be limited by the Bankruptcy Exception, and (ii) constitutes and arose out of a bona fide business transaction entered into in the ordinary and usual course of business of such member of the Seller Group, consistent with its past practices.

(b) Except as set forth on Schedule 3.18(b), (i) each Purchased Financing Contract and Credit Enhancement is, or as of the Closing Date will be, in full force and effect, free and clear of Encumbrances other than Permitted Encumbrances, and not subject to any defense, offset, claim, right of rescission or counterclaim by the Obligor or provider of such Credit Enhancement under such Purchased Financing Contract in the case of a Purchased Financing Contract or by the obligor thereunder in the case of a Credit Enhancement, or any Person claiming under any such right; (ii) no member of the Seller Group is in breach of or default under any Purchased Financing Contract or Credit Enhancement, no other party is in payment breach thereof or payment default thereunder and, to Seller's Knowledge, no other event has occurred which, with notice and/or lapse of time, would constitute a default by any member of the Seller Group or any other party thereunder; (iii) no Obligor under any Purchased Financing Contract (A) has acquired any Portfolio Property, any interest in any Portfolio Property or the use of any Portfolio Property pursuant to such Purchased Finance Contract for personal, family or household use or for agricultural purposes, or (B) is required under any applicable law to withhold from payments on any such Purchased Financing Contract any interest or other withholdings for the payment of Taxes to any Governmental Entity; (iv) each applicable member of the Seller Group has in its possession a fully executed original of any lease or note (and an executed original or a true and correct copy of all other documents) comprising each Purchased Financing Contract (except for Purchased Financing Contracts that are the subject of a Discounting Financing Agreement, copies of which shall be delivered to Purchaser at Closing) and Credit Enhancement and all other documents required by each member of the Seller Group's credit or investment approval with respect to each Purchased Financing Contract; (v) no Purchased Financing Contract is terminable at the option of the Obligor thereunder except to the extent that such Obligor is required to pay to such member of the Seller Group a termination fee in an amount which, together with the Residual and any payments from date of termination equals at least the Net Book Value at such time of such Purchased Financing Contract; (vi) each member of the Seller Group has in its possession documents sufficient to establish the Original Equipment Cost of all Portfolio Property for purposes of determining personal property tax liability; (vii) all payments pursuant to each Purchased Financing Contract are made directly to the applicable member of the Seller Group, except Purchased Financing Contracts subject to Discounted Financing Agreements; and (viii) each member of the Seller Group has approved credit applications and otherwise entered into commitments with respect to Purchased Financing Contracts in a manner consistent with such member of the Seller Group's credit policies, collateral eligibility standards and credit quality classifications in effect at the time and otherwise complied with standards of evaluating, originating, underwriting and funding new business which are in all respects consistent with its past practices.

(c) Except as set forth on Schedule 3.18(c), no Purchased Financing Contract is subject to any debt subordination agreement, participation agreement, intercreditor agreement, owner trust agreement, purchase agreement, collateral sharing agreement, residual sharing agreement, remarketing agreement or vendor recourse agreement, and, except in connection with the debtor-in-possession financing under the Chapter 11 Cases and under any Purchased Discounted Financing Agreement, no Purchased Financing Contract is subject to any Disposition Agreement.

(d) As of the date of this Agreement, Schedule 3.18(d) sets forth a list of each Credit Enhancement constituting a Purchased Asset that is a letter of credit, certificate of deposit or stock certificate, along with (i) the issuer thereof, (ii) the maximum amount drawable thereunder, principal amount thereof or number of shares represented thereby, (iii) the expiration or maturity date thereof, if applicable and (iv) the physical location thereof.

(e) The Seller Group, through any one or more of its members, owns and has good title to each of the Purchased Financing Contracts, free and clear of all Encumbrances other than Permitted Encumbrances.

(f)  Schedule  3.18(f)  sets  forth  all  of  the  Required  Consent   Financing
     Contracts.

3.19     Portfolio Property.

(a) Except as disclosed on Schedule 3.19(a): (i) each member of the Seller Group has, with respect to each item of Portfolio Property that such member of the Seller Group will be transferring to Purchaser and Purchaser Affiliates pursuant hereto, either (A) good and valid title to such Portfolio Property, free and clear of all Encumbrances other than Permitted Encumbrances, or (B) a valid first priority security interest on such Portfolio Property that is governed by or subject to a Financing Contract which has been duly perfected (including but not limited to pursuant to all appropriate Uniform Commercial Code filings); (ii) with respect to each item of Portfolio Property, the amount of the Original Equipment Cost with respect thereto is described accurately in the files of each member of the Seller Group that relate to such item of Portfolio Property in the same level of detail that such individual item of Portfolio Property is identified in the applicable Purchased Financing Contract; (iii) none of such Portfolio Property is a vessel, an aircraft or a vehicle; and (iv) no Person has an option to purchase any item of such Portfolio Property at the end of the lease term for a fixed amount less than the greater of (A) the Residual thereof or (B) the amount set forth in the Financing Contract covering such Portfolio Property.

(b) Except as set forth on Schedule 3.19(b), to Seller's Knowledge, (i) all Portfolio Property has complied and now complies in all respects with all laws, statutes, ordinances, rules and regulations applicable to such Portfolio Property, except that Seller makes no representation as to whether the use of Portfolio Property by the Obligor complies with such laws, statutes, ordinances, rules and regulations; and (ii) each Financing Contract requires the Obligor thereunder (and not a member of the Seller Group or any other Person) to provide insurance against loss or damage with respect to the Portfolio Property subject to or governed by such Financing Contract.

(c)  Except for the Portfolio Property relating to Financing Contracts listed on
     Schedule 1.1O and as described on Schedule 3.19(a), the Seller Group through at least one of its members owns and has good title (and perfected title in jurisdictions that have a method of perfecting title in Portfolio Property) to all of the Portfolio Property related to the Purchased
     Financing Contracts, free and clear of all Encumbrances other than Permitted Encumbrances. No member of the Seller Group is in default in any agreement or arrangement with the third parties which own title to the Portfolio Property related to the Financing Contracts listed on Schedule 1.1O and as described on Schedule 3.19(a), which default would give rise to an acceleration of payments to become due thereunder.

3.20 Environmental Matters. Except as disclosed on Schedule 3.20 (i) each member of the Seller Group and each of the Purchased Assets is in compliance with all Environmental Laws and Environmental Permits; (ii) there are no claims or proceedings pending or, to Seller's Knowledge, threatened against any member of the Seller Group with respect to the Purchased Assets alleging the violation of or non-compliance with Environmental Laws; (iii) to Seller's Knowledge, there are no facts, circumstances or conditions that could result in the owner or operator of the Purchased Assets incurring liabilities under Environmental Laws; and (iv) Seller has provided Purchaser with copies of all material environmental, health and safety assessments, audits, investigations, analyses and other such reports relating to the Purchased Assets (each, an "Environmental Report") that are, as of the date of this Agreement, in the possession, custody and control of each member of the Seller Group, except, in respect of clauses
(i), (ii) and (iii) hereof, that has not had or is reasonably likely to have a Material Adverse Effect.

3.21  Transactions  With  State  and Local  Governments.  With  respect  to each
Purchased Financing Contract for which the Obligor is a State and Local Governmental Entity, (i) the member of the Seller Group party to such Financing Contract has complied with all bidding requirements applicable to such transaction and with all requirements of any applicable request for proposal, including, without limitation, those applicable to the Portfolio Property and all federal and state statutes and regulations governing equal employment opportunity, affirmative action and environmental protection; (ii) such member of the Seller Group is the Person, or assignee of the Person, named in and subject to the request for proposal and will continue to perform or cause to be performed any obligations arising from such Financing Contract; and (iii) such member of the Seller Group has (or timely will) give notice to each applicable State and Local Governmental Entity of the assignment of the rights of such member of the Seller Group in the Purchased Assets to Purchaser and has obtained the consent of such State and Local Governmental Entity if required by the terms of the Financing Contract.

3.22     [Intentionally Omitted.]

3.23     [Intentionally Omitted.]

3.24     [Intentionally Omitted.]

3.25 San Diego Facility. Seller has a valid and enforceable leasehold interest, and upon the Closing, Purchaser will have a valid and enforceable leasehold interest, in the San Diego Facility, free and clear of all Encumbrances, other than those of a nature that would not be likely to have a Material Adverse Effect. The San Diego Facility, any improvements thereon, and the use by Seller thereof conform, in all material respects, to all applicable laws, including, but not limited to, zoning requirements and the Americans With Disabilities Act, and all restrictive covenants, if any. As of the date of this Agreement, there has not been (i) any threatened cancellation of the real property lease on the San Diego Facility, (ii) any outstanding disputes, of a material nature, under such lease or (iii) to Seller's Knowledge, any valid basis for any claim of breach or default thereunder.

3.26 Purchased Discounted Financing Agreements. No Purchased Discounted Financing Agreement (i) except as set forth on Schedule 3.26, provides that the lender thereunder has recourse against any person for the payment thereunder except the Obligor of the Financing Contract securing such indebtedness, (ii) except as set forth on Schedule 3.26, has an amount due in excess of the remaining rent payments under the Financing Contract securing such indebtedness,
(iii) allows the lender to retain its security interest in the Financing Contract securing such indebtedness after the repayment of such indebtedness,
(iv) is cross collateralized to any Property other than any Purchased Financing Contract which was discounted for such indebtedness and its underlying Portfolio Property, (v) except as set forth on Schedule 3.26 has a lender located, or payments due, outside of the United States, (vi) has a cross default to any other agreement, (vii) has a representation or covenant which has been breached by any member of the Seller Group, which would give (with the giving of notice or passage of time or both) the lender thereunder the ability to accelerate payment to become due thereunder, (viii) would prohibit Purchaser or any Purchaser Affiliate from receiving payments on the Financing Contract securing such indebtedness after such indebtedness is paid in full, or (ix) gives a right of setoff to the lender for any amounts owed thereunder. Each Purchased Discounted Financing Agreement is substantially in the same form as the Discounted Financing Agreements set forth on Schedule 3.26. Schedule 3.26 sets forth all Discounted Financing Agreements to which any Assigning Subsidiary is a party.

3.27 Transferred European Leases. Schedule 3.27 sets forth all of the Financing Contracts that were transferred from any Assigning Subsidiary to Comdisco Equipment Solutions (Europe) B.V. Except where the failure to be true was cured, or will be cured prior to Closing through the transfer by another Assigning Subsidiary or otherwise, at no cost to Purchaser or any Purchaser Affiliate, (i) all such Financing Contracts were validly and effectively transferred to Comdisco Equipment Solutions (Europe) B.V. and where necessary the consent of the Obligor or another third party to such transfer was obtained in accordance with the terms of the relevant Financing Contract, (ii) each such Financing
Contract is valid, binding and enforceable by Comdisco Equipment Solutions (Europe) B.V. against the Obligor thereunder in accordance with its written terms (and in particular all applicable taxes, duties or other amounts (if any) payable in connection with the transfer of such Financing Contracts (and the transfer of the Portfolio Property subject to such Financing Contracts) to Comdisco Equipment Solutions (Europe) B.V. have been paid), except as may be limited by the Bankruptcy Exception, and (iii) no such transfers are capable of being set aside on the grounds that they were conducted at an undervalue or constituted fraudulent conveyance or preferential transfer or any similar reason.

ARTICLE IV

                   REPRESENTATIONS AND WARRANTIES OF PURCHASER

     Purchaser makes, and at Closing will cause each Purchaser Affiliate to make, the following representations and warranties to Seller:

4.1 Organization and Good Standing. Purchaser is, and each Purchaser Affiliate will be at Closing, a duly organized entity, validly existing and in good standing under the laws of the state of its incorporation, and Purchaser has, and each Purchaser Affiliate will have at Closing, the corporate or other applicable power to own and lease its Property and to carry on its business as now being conducted.

4.2 Corporate Authority. Purchaser has, and each Purchaser Affiliate will have at Closing, all requisite corporate or other applicable power and authority to execute and deliver, and to perform its obligations under, this Agreement, the Transitional Services Agreement and the other documents to be executed and delivered by Purchaser or such Purchaser Affiliate pursuant hereto and thereto. Each of this Agreement, the Transitional Services Agreement and the other documents to be executed and delivered by Purchaser or any Purchaser Affiliate pursuant hereto and thereto has been, or will be, as the case may be, duly authorized by all necessary corporate action and has been (or, with respect to the documents to be executed and delivered after the date hereof, will be at the Closing) duly executed and delivered by Purchaser or such Purchaser Affiliate and is (or, with respect to the documents to be executed and delivered after the date hereof, will be at the Closing) the valid and binding obligation of Purchaser or such Purchaser Affiliate, enforceable against Purchaser or such Purchaser Affiliate in accordance with its terms, except as enforcement thereof may be limited by the Bankruptcy Exception.

4.3 No Conflicts. Neither the execution and delivery by Purchaser or any Purchaser Affiliate of this Agreement, the Transitional Services Agreement or any other document to be executed and delivered by Purchaser or such Purchaser Affiliate in connection herewith or therewith nor compliance by Purchaser or such Purchaser Affiliate with the terms and provisions hereof or thereof nor consummation of the transactions contemplated hereby or thereby will conflict with or result in a breach of any of the terms, conditions or provisions of (i) the articles of incorporation (or equivalent document) or by-laws (or equivalent document, including Articles of Association) of Purchaser or such Purchaser Affiliate, or (ii) any judgment, order, injunction, decree or ruling of any court or of any Governmental Entity or any law, statute or regulation to which Purchaser or such Purchaser Affiliate or any of its Properties is subject.

4.4 Consents. Other than the filing of notifications pursuant to the HSR Act and any other filings pursuant to any corresponding anti-trust, competition or similar legislation in any other jurisdictions (including, without limitation, the Competition Act (Canada)), and the Approval Order issued by the Bankruptcy Court, and publication by Purchaser or any Purchaser Affiliate of the sale of assets pursuant hereto by the French entities that are Assigning Subsidiaries where such sale is considered to be a sale of an activity or going concern ("cession de fonds de commerce"), no notices, reports or other filings are required to be made by Purchaser or any Purchaser Affiliate with, nor are any consents, licenses, permits, Authorizations or approvals required to be obtained by Purchaser or any Purchaser Affiliate from, any Governmental Entity or any other Person in connection with the execution and delivery by Purchaser or any Purchaser Affiliate of this Agreement, the Transitional Services Agreement or any other document to be executed and delivered by Purchaser pursuant hereto or thereto or the consummation by Purchaser or such Purchaser Affiliate of the transactions contemplated hereby or thereby.

4.5 Brokers' or Finders' Fees, etc No Person acting on behalf of Purchaser or any Purchaser Affiliate or any of their Affiliates or under the authority of any of them is or will be entitled to any brokers' or finders' fee or any other commission or similar fee, directly or indirectly, from Seller or any of its Affiliates in connection with any of the transactions contemplated herein.

4.6 Financing. As of the date hereof, Purchaser has, and on the Closing Date, Purchaser and each Purchaser Affiliate will have, sufficient funds available to deliver the Purchase Price to Seller and consummate the transactions contemplated by this Agreement. Upon the Closing, (i) neither Purchaser nor any Purchaser Affiliate will be insolvent, (ii) neither Purchaser nor any Purchaser Affiliate will be left with unreasonably small capital, (iii) neither Purchaser nor any Purchaser Affiliate will have incurred debts beyond its ability to pay such debts as they mature and (iv) the capital of Purchaser and each Purchaser Affiliate will not be impaired.

ARTICLE V

                        CONDUCT AND TRANSACTIONS PRIOR TO
                         CLOSING; COVENANTS; INDEMNITIES

                  Seller agrees and covenants with Purchaser as follows:

5.1 Investigations; Certain Covenants. Between the date of the Approval Order and the Closing (or, with respect to Sections 5.1(b), 5.1(c) and (d), during the period set forth therein):

(a) Seller shall give or cause to be given to Purchaser and its representatives and agents reasonable access during normal business hours to all the premises, personnel and books and records (wherever located) of each member of the Seller Group, including, but not limited to, all accounting books and records, all financial records and statements, and all Tax Returns and Tax records, in each case pertaining to any Purchased Financing Contract, any Portfolio Property or any Assumed Liability, or any other Purchased Asset. Seller shall assemble, and at least 15 days prior to the Estimated Closing Date, Seller shall make available for Purchaser's review, at a location or locations mutually agreeable between Purchaser and Seller, a lease file for each Purchased Financing Contract (each, a "Lease File"), which shall contain, to the extent available, the credit file, the correspondence file, the document file and the documents set forth on
     Schedule 5.1(a), each organized so that all such documents relating to a specific Purchased Financing Contract are located in a single Lease File.

(b) As soon as practicable following the date of the Approval Order, each of Purchaser and Seller shall make or cause to be made all filings required to be made by it or on its behalf under the HSR Act and any corresponding anti-trust, competition or similar legislation in any other jurisdictions (including, without limitation, (i) the Competition Act (Canada) and (ii)
     Article 1939 of the Mexican Federal Civil Code in connection with Article 17, section 1, of the Regulations to the Federal Law of Economic Competition, Articles 20 and 21 of the Federal Law of Economic Competition (Mexico), and the Mexican Federal Commission of Competition ("Comision Federal de Competencia")) relating to the transactions contemplated hereby and shall use its commercially reasonable efforts to cause an early termination under the waiting period under the HSR Act (and to obtain the requisite approvals or consents of Governmental Entities and to cause any applicable waiting periods to expire pursuant to the laws of any other jurisdictions) as soon as practicable. However, neither Purchaser nor any of its Affiliates shall have any obligation to dispose of, hold separate or otherwise restrict its enjoyment of any of its assets or properties (including, without limitation, after the Closing, the Purchased Assets). Purchaser shall pay the filing fees for all filings required pursuant to this Section 5.1(b).

(c) Except as otherwise expressly provided in this Agreement, between the date of this Agreement and Closing, Seller shall use, and shall cause each Assigning Subsidiary to use, commercially reasonable efforts under the circumstances to preserve substantially intact the Purchased Assets and shall use, and shall cause each Assigning Subsidiary to use, its commercially reasonable efforts under the circumstances to preserve its present business relationships, including, but not limited to, those with the Obligors under Financing Contracts, where the discontinuance of such relationships would have a Material Adverse Effect.

(d) Except as otherwise expressly permitted by this Agreement or consented to in writing by Purchaser and except as prohibited by the Bankruptcy Code or the Bankruptcy Court in the Chapter 11 Cases prior to the date hereof, Seller shall, and cause each of the Assigning Subsidiaries to, between the date of this Agreement and Closing:

     (i) own, operate and service the Purchased Assets and act with respect to the Assumed Liabilities, in the ordinary and usual course consistent with past practices; provided, that, any member of the Seller Group may prepay any of its indebtedness if such prepayment does not otherwise violate any provision of this Agreement except that no member of the Seller Group shall prepay any Discounted Financing Agreement related to a Purchased Financing Contract;

     (ii) maintain its books, accounts and records relating to the Purchased Assets and employees relating to the Purchased Assets in the ordinary course of business consistent with past practices, and cause such books, accounts and records to be true and complete in all material respects;

     (iii) [Intentionally Omitted];

     (iv) [Intentionally Omitted];

     (v) use commercially reasonable efforts to keep available the services of the present employees necessary to maintain (without deterioration in any material respect) its business as such business relates to the Purchased Assets; and

     (vi) use commercially reasonable efforts to maintain the goodwill associated with its business, as such business relates to the Purchased Assets, including, without limitation, preserving the relationship of customers, suppliers and others having business dealings with any member of the Seller Group.

     Except as otherwise expressly permitted by this Agreement, between the date of this Agreement and Closing, Seller, without the written consent of Purchaser, shall not, nor shall it permit any Assigning Subsidiary to, with respect to any of the Purchased Assets:

          (A) waive or commit to waive any right that could have, individually or in the aggregate, a Material Adverse Effect;

          (B) with respect to the Electronics Segment, modify the policies or practices for (x) evaluating, originating, underwriting or funding business, (y) collection, or (z) valuing Portfolio Property;

          (C)  [Intentionally Omitted];

          (D)  make any advance,  novation,  modification or other accommodation
               (other than those described in clause (A) above) to any Obligor or provider of a Credit Enhancement other than in the ordinary course of business consistent with past practices;

          (E) except as required by any debtor-in-possession financing in the Chapter 11 Cases, mortgage, pledge or otherwise encumber any assets;

          (F) sell, lease (other than leases or conditional sales of Portfolio Property pursuant to the Financing Contracts), transfer or otherwise dispose of any assets included in the Purchased Assets, except sales of inventory in the ordinary course of business consistent with past practices;

          (G)  [Intentionally Omitted];

          (H) make any change in financial or tax accounting methods, principles or practices applicable to the Purchased Assets or Assumed Liabilities unless permitted by the Accounting Principles;

          (I) adopt, approve, ratify or enter into any collective bargaining agreement, side letter, memorandum of understanding or similar agreement with any labor union covering the Seller Employees, except as may be required under applicable law;

          (J) take any action that would breach Seller's representations, warranties or covenants contained in this Agreement if such representation, warranty or covenant were made at the time of the action;

          (K) with respect to any Financing Contract of a type that would be included within the definition of Purchased Financing Contracts (without considering clauses (E), (H) or (J) of the proviso thereof) (a "Non-Terminable or Modifiable Financing Contract"),
               (x) terminate, or permit the termination of such Financing Contract prior to the expiration of the scheduled term thereof (except for terminations, without a violation of clause (z) below, at the election of an Obligor as contractually permitted under such Financing Contract), (y) directly or indirectly extend or otherwise restructure the payment schedule or payment terms of any such Financing Contract beyond 30 days from the original due date of a payment, or extend or otherwise restructure any other term or condition of any such Financing Contract (except modifications or amendments to reflect equipment additions or upgrades and lease term extensions related to such additions or upgrades), or (z) encourage or induce an Obligor under such Financing Contract to elect to terminate such Financing Contract prior to the expiration of the scheduled term thereof; or

          (L) enter into an agreement, contract or commitment (other than this Agreement) to do any of the things prohibited by the foregoing clauses (A) through (K).

(e)  [Intentionally Omitted.]

(f) Seller shall, and shall cause each of the Assigning Subsidiaries to, use commercially reasonable efforts to obtain (i) all Authorizations, consents and approvals referred to in Section 3.4 hereof, (ii) the written consent, and any required novation, of the required third parties to transfer the Required Consent Financing Contracts to Purchaser, or any Purchaser Affiliate designated by Purchaser, at the Closing, and (iii) a Discounted Lender Consent for every Discounted Financing Agreement secured by a Financing Contract that would otherwise be a Purchased Financing Contract but for the requirement in clause (J) of the proviso of the definition of Purchased Financing Contracts.

(g) Prior to Closing but after the signing of the Approval Order by the Bankruptcy Court, and for a period not to exceed four months following the Closing Date, Seller shall, and shall cause each of the Assigning Subsidiaries to, reasonably cooperate with Purchaser and each Purchaser Affiliate by providing reasonable access (during normal business hours) to (subject to a non-disclosure agreement), (i) available information regarding, and (ii) available personnel who are knowledgeable regarding, the systems, hardware and software used by the Seller Group to collect, service and operate the Purchased Assets as and to the extent reasonably requested by Purchaser solely in connection with the conversion of data with respect to the Purchased Financing Contracts onto the systems, hardware and software of the Purchaser or applicable Purchaser Affiliate. Effective as of the Closing Date, Seller hereby grants and shall cause each Assigning Subsidiary to grant, to Purchaser and each Purchaser Affiliate, to the extent owned by any of Seller or any Assigning Subsidiary, a perpetual, royalty free, non-transferable, non-exclusive license (in the jurisdictions in which the applicable grantor has such rights) to use all information provided under this Section 5.1(g) (the "Information") solely for their internal business purposes related to the Purchased Financing Contracts. "Information" shall not include any computer programs, including, but not limited to, any and all software implementations of algorithms, models and methodologies in source code or object code form, databases and compilations. Purchaser and the Purchaser Affiliates may not rent, lease, sublicense or otherwise transfer any of the Information or provide access to the Information to any third party. All rights in the Information not explicitly granted under this Section 5.1(g) are reserved.

(h) Five Business Days prior to Closing, Seller shall deliver to Purchaser listings as of such date of all Financing Contracts that fall under the definition of Purchased Financing Contracts (without giving effect to clauses (B), (D), (E), (F), (H)(z), (J) or (K) of the proviso in the definition thereof) and that either (i) fall under any of clauses (B), (D),
     (E), (J) or (K) of the proviso in the definition of Purchased Financing Contracts, (ii) fall under clause (i) of the definition of Delinquency Contracts or (iii) to Seller's Knowledge, do not satisfy the representations and warranties of Article III (which listing shall identify the breach of such representations and warranties).

(i) Seller shall deliver to Purchaser, at least five Business Days prior to Closing, all Environmental Reports that come to its possession, custody or control between the date hereof and Closing.

(j) Within 20 days after the date of the Approval Order, Seller shall deliver to Purchaser or the applicable Purchaser Affiliate a list of all third party consents required to transfer each Purchased Other Contract and the lease on the San Diego Facility. Seller shall use its commercially reasonable efforts to obtain such consents prior to Closing. To the extent that Seller does not obtain such consents prior to Closing for a Purchased Other Contract or lease of real property, Purchaser may elect to exclude such Purchased Other Contract or lease of real property from the Purchased Assets notwithstanding that it is described as a Purchased Asset in Section 2.1.

5.2 Pending or Threatened Litigation. Between the date of this Agreement and the Closing, Seller and Purchaser shall inform each other, promptly upon obtaining knowledge thereof, of any pending or threatened litigation which reasonably could be anticipated to (i) render inaccurate in any material respect any representation or warranty made by Seller or Purchaser (as the case may be); or
(ii) prohibit or restrain or materially and adversely affect the consummation of the transactions contemplated hereby or the performance by Seller or Purchaser of their respective obligations hereunder.

5.3      Tax Matters/Allocation of Purchase Price.

(a) (i) Within 90 days after the completion of the final determination of the Special Procedures Report of Assets Acquired and Liabilities Assumed, Purchaser shall provide to Seller copies of a schedule allocating the Purchase Price (and any other items required to be treated as additional Purchase Price at such time, including the Two Closing Premium, if any) among Seller and the respective Assigning Subsidiaries and the Purchased Assets (the "Allocation Statement"); provided, that the Allocation Statement shall not be inconsistent with the allocation of the Purchase Price agreed to by Purchaser and Seller pursuant to Section 2.3, except to the extent any inconsistencies relate to or arise out of the final determination of the Special Procedures Report of Assets Acquired and Liabilities Assumed. Within 60 days after the receipt of such Allocation Statement, Seller shall propose to Purchaser any changes to such Allocation Statement or shall indicate its concurrence therewith, which concurrence shall not be unreasonably withheld. The failure by Seller to propose any such change or to indicate its concurrence within such 60 days shall be deemed to be an indication of its concurrence with such Allocation Statement. Purchaser and Seller shall file, and shall cause their Affiliates to file, all Tax Returns and statements (including Form 8594), forms and schedules in connection therewith in a manner consistent with such allocation of the Purchase Price and shall take no position contrary thereto unless required to do so by applicable Tax laws. Any disputes with respect to the items on the Allocation Statement which Purchaser and Seller, acting in good faith, are unable to resolve shall be resolved by the Selected Accounting Firm. Each of the parties to this Agreement shall be bound by the decision rendered by the Selected Accounting Firm.

(ii) Treatment of Earnout. Other than for purposes of Section 2.3, 2.4 and 2.7, Seller and Purchaser agree that any payments made pursuant to Section 2.8 shall be treated as additional Purchase Price. Each summary statement provided by the Purchaser shall set forth a schedule allocating the payments among Seller and the respective Assigning Subsidiaries and the Purchased Assets (each an "Additional Allocation Statement"). Within 60 days of receipt of such Additional Allocation Statement, Seller shall propose to Purchaser any changes to such Additional Allocation Statement or shall indicate its concurrence therewith, which concurrence shall not be unreasonably withheld. The failure by Seller to propose any such change or to indicate its concurrence within such 60 days shall be deemed to be an indication of its concurrence with such Additional Allocation Statement; provided that nothing in this Section 5.3 shall preclude Seller from disputing the amount payable pursuant to Section 2.8 at anytime. Purchaser and Seller shall file, and shall cause their Affiliates to file, all Tax Returns and statements (including Form 8594), forms and schedules in connection therewith in a manner consistent with such allocation and shall take no position contrary thereto unless required to do so by applicable Tax laws. Any disputes with respect to the items on the Additional Allocation Statement which Purchaser and Seller, acting in good faith, are unable to resolve shall be resolved by the Selected Accounting Firm. Each of the parties to this Agreement shall be bound by the decision rendered by the Selected Accounting Firm.

(b) Cooperation with Respect to Tax Returns. Purchaser and Seller agree to furnish or cause to be furnished to each other, each at their own expense, as promptly as practicable, such information (including access to books and records) and assistance, including making employees available on a mutually convenient basis to provide additional information and explanations of any material provided relating to the Purchased Assets as is reasonably necessary for the filing of any Tax Return, for the preparation for any audit, and for the prosecution or defense of any claim, suit or proceeding relating to any adjustment or proposed adjustment with respect to Taxes or any appraisal of the Purchased Assets. Seller shall retain in its possession all Tax Returns and tax records relating to the Purchased Assets that might be relevant to any taxable period ending on or prior to the Closing Date (or the date of the Second Closing with respect to Purchased Finance Contracts transferred at the Second Closing) until the relevant statute of limitations has expired. After such time, Seller may dispose of such materials, provided that prior to such disposition Seller shall give Purchaser a reasonable opportunity to take possession of such materials. Purchaser shall retain in its possession, and shall provide Seller reasonable access to (including the right to make copies of), such supporting books and records and any other materials that Seller may specify with respect to Tax matters relating to any taxable period ending on or prior to the Closing Date (or the date of the Second Closing with respect to Purchased Finance Contracts transferred at the Second Closing) until 60 days after the relevant statute of limitations has expired.

(c)  Transfer Taxes and Value Added Tax.

     (i) Transfer Taxes. Seller shall be liable for and shall pay, or shall cause the applicable Assigning Subsidiary to pay (and Seller shall indemnify and hold Purchaser and each Purchaser Affiliate harmless from and against) any sales, use, transfer, stamp duty, registration duty, recording or similar Taxes other than Value Added Tax (collectively "Transfer Taxes") due as a result of the transactions provided herein and agrees to file all necessary documentation (including, but not limited to, all Tax Returns) with respect to all such Taxes in a timely manner. Notwithstanding the foregoing,
          Purchaser and Seller shall, and shall cause their respective Affiliates to, cooperate in good faith and use commercially reasonable efforts to structure the transfer of the Purchased Assets located in Mexico in a manner that will minimize the amount of any customs duties, importation processing fees, countervailing duties and other similar Transfer Taxes that are (A) attributable to either (1) the transfer of the Purchased Assets located in Mexico or (2) the change in the importation regime from temporary to definitive, or (B) applicable to import-export operations including, without limitation, the filing of "pedimentos virtuales," without modifying the temporary importation regime, and the parties shall equally share the costs and expenses in connection with the structuring. Purchaser shall co-operate with Seller and otherwise shall use its commercially reasonable efforts to obtain (at Seller's expense) any available refunds of, or credits for, any Transfer Taxes, and to the extent Purchaser or the applicable Purchaser Affiliate actually receives any such refunds or credits, net of any Taxes payable with respect thereto, Purchaser or the applicable Purchaser Affiliate shall remit to Seller or the applicable Assigning Subsidiary the amount of such refund (to the extent Seller or such Assigning Subsidiary previously paid such Transfer Taxes), promptly following receipt thereof (provided Seller has otherwise complied with its obligations pursuant to the first sentence of this Section 5.3(c)(i)). Notwithstanding the foregoing, the Approval Order shall contain a provision that Seller's sale, transfer, assignment and conveyance of the Purchased Assets to Purchaser hereunder shall be entitled to the protections afforded under Section 1146(c) of the Bankruptcy Code. Purchaser and Seller shall co-operate in providing each other any applicable resale exemption certificate.

     (ii) Value Added Tax.

          (A)  Exempt Transactions.

               (1) Seller shall consult with Purchaser in determining whether a transfer of Purchased Assets by Seller or an Assigning Subsidiary to Purchaser or a Purchaser Affiliate is outside of the scope of Value Added Tax as a transfer or sale of a business as a going concern, or is otherwise exempt from Value Added Tax or not subject to a positive rate of Value Added Tax (an "Exempt Transaction"). Purchaser and Seller shall co-operate in good faith and provide each other with any information reasonably necessary to make a determination as to whether the transfer constitutes an Exempt Transaction.

               (2) Unless otherwise notified in writing by Purchaser within ten Business Days from the date of the Approval Order (the "Notification Period"), the Seller or the applicable Assigning Subsidiary shall apply to each relevant taxing authority for an advance ruling addressing whether the transfer of Purchased Assets from Seller or an Assigning Subsidiary to Purchaser or a Purchaser Affiliate constitutes an Exempt Transaction. Seller or the applicable Assigning Subsidiary shall not apply for any advance rulings with respect to the transfer of Purchased Assets if Purchaser has requested that no advance ruling be obtained. Purchaser and Seller shall confer with each other regarding the form and content of any request for an advance ruling, and Seller or the applicable Assigning Subsidiary shall provide Purchaser with a copy, for Purchaser's approval, of any document to be filed with the applicable taxing authority. Seller or the applicable Assigning Subsidiary shall act promptly and in good faith in preparing any advance rulings and shall take reasonable commercial efforts to ensure that the advance rulings are received in a timely manner. The advance rulings shall be filed no later than twenty five days from the date of the Approval Order; provided, however, if Purchaser notifies Seller in writing prior to the expiration of the Notification Period that Purchaser will want an advance ruling with respect to a particular jurisdiction, such advance ruling shall be filed no later than 15 Business Days from the date that Seller receives Purchaser's request. Unless the parties agree to appeal the determination of a local taxing authority, the parties agree to be bound by any written determination of a local taxing authority. The costs and expenses of seeking any advance ruling shall be shared equally by the parties.

               (3) If Seller or the applicable Assigning Subsidiary has not received an advance ruling from a taxing authority with respect to which one had been filed at least ten Business Days prior to the Closing Date, the transfer of the Purchased Assets shall be treated as an Exempt Transaction until receipt of the advance ruling, unless the Seller and Purchaser agree to treat it otherwise. For avoidance of doubt, in the case of any jurisdiction with respect to which Seller or the applicable Assigning Subsidiary has not requested an advance ruling, Purchaser and Seller shall co-operate in good faith in reaching a reasonable agreement as to whether the relevant transfer constitutes an Exempt Transaction. If the Seller and the Purchaser can not agree at least ten Business Days prior to the Closing Date as to whether a transfer constitutes an Exempt Transaction, the parties shall submit their dispute to the Selected Accounting Firm whose resolution shall be binding on the parties, unless the applicable taxing authority in the relevant jurisdiction subsequently rules otherwise. Each party shall pay one-half of the fees, costs and expenses incurred by the Selected Accounting Firm in connection therewith.

               (4) Seller or the applicable Assigning Subsidiary shall, no later than fifteen Business Days after the Closing Date, deliver all records relevant to the Purchased Assets which are required by law to be preserved by Purchaser or the applicable Purchaser Affiliate for Value Added Tax purposes, and neither Seller nor any Assigning Subsidiary shall make a request to any taxing authority that these records be taken out of the custody of Purchaser or the applicable Purchaser Affiliate.

               (5) If Seller or the applicable Assigning Subsidiary receives notice from a taxing authority that Value Added Tax is chargeable on a transfer of Purchased Assets, the Seller or the applicable Assigning Subsidiary shall notify the Purchaser or the applicable Purchaser Affiliate within five Business Days of receipt of such notice. Such transfer shall not be treated as an Exempt Transaction and Value Added Tax shall be chargeable on the transfer of the Purchased Assets in accordance with the Value Added Tax and related legislation in the applicable jurisdiction.

               (6) Notwithstanding any disclosures set forth on Schedule 3.9(v), if Seller or an applicable Assigning Subsidiary transferring Purchased Assets located in a jurisdiction that imposes Value Added Tax is not properly registered for Value Added Tax (but is required to be so registered), Seller or such applicable Assigning Subsidiary shall apply to relevant taxing authority for registration within 20 days from the date of this Agreement. Notwithstanding anything to the contrary herein, as to Purchased Assets located in Romania, within 15 days from the date of the Agreement, Seller or the applicable Assigning Subsidiary will submit a ruling request to the applicable taxing authority as to the Value Added Tax treatment of the transfer of the Purchased Assets located in Romania and the related Value Added Tax registration obligations, if any, of the Seller or the applicable Assigning Subsidiary. If Seller or the applicable Assigning Subsidiary has not received a ruling from the applicable Romanian taxing authority ten Business Days prior to the Closing Date as to the Value Added Tax treatment, the closing as to the transfer of the Purchased Assets located in Romania will be postponed if requested by the Purchaser. If the Purchaser requests that the Closing be postponed, upon receipt of the applicable ruling request, the Purchaser and Seller shall cooperate so that the closing of the Purchased Assets located in Romania will occur as soon a possible (but in no event later than six months after the Closing Date) consistent with the Value Added Tax procedures described in this Section 5.3(c)(ii).

          (B)  Non-Exempt Transactions.


               (1) If the transfer of Purchased Assets in a particular jurisdiction is not an Exempt Transaction, Purchaser and
                    Seller shall co-operate in good faith and shall use commercially reasonable efforts to structure the transfer of the Purchased Assets in each applicable jurisdiction in a manner that will either result in the Purchaser or the applicable Purchaser Affiliate being able to obtain a credit or recover in full any Value Added Tax charged on the transfer of the Purchased Assets at the earliest opportunity, and the parties shall equally share the costs and expenses in connection therewith; provided, that neither Seller nor the applicable Assigning Subsidiary shall be required to take any action that it is not legally permitted to take under the Value Added Tax and related legislation of the applicable jurisdiction.

               (2) Purchaser and Seller shall consult with each other in good faith as to the amount of Value Added Tax to be imposed upon the transfer of Purchased Assets by Seller or an Assigning Subsidiary to Purchaser or a Purchaser Affiliate. If Seller and Purchaser cannot agree at least ten Business Days prior to the Closing Date as to the amount of Value Added Tax, the parties shall submit their dispute to the Selected Accounting Firm whose resolution shall be binding on the parties. Each party shall pay one-half of the fees, costs and expenses incurred by the Selected Accounting Firm in connection therewith.

               (3) Seller or the applicable Assigning Subsidiary shall, no later than fifteen Business Days after the Closing Date, deliver all records relevant to the Purchased Assets which are required by law to be preserved by Purchaser or the applicable Purchaser Affiliate for Value Added Tax purposes, and neither Seller nor any Assigning Subsidiary shall make a request to any taxing authority that these records be taken out of the custody of Purchaser or the applicable Purchaser Affiliate.

          (C)  Payment of Value Added Tax.

               (1) If Value Added Tax is chargeable on a particular transfer of Purchased Assets, Seller shall or shall cause the applicable Assigning Subsidiary to deliver a tax invoice which satisfies the local requirements of the corresponding Value Added Tax and related legislation to the Purchaser or the applicable Purchaser Affiliate on a timely basis in accordance with the Value Added Tax and related legislation of the applicable jurisdiction. For the avoidance of doubt, where an advance ruling confirming that the applicable transfer does not constitute an Exempt Transaction has been obtained by the Seller or the applicable Assigning Subsidiary at least ten days prior to Closing, Seller shall or shall cause the applicable Assigning Subsidiary to deliver a tax invoice to the Purchaser or the applicable Purchaser Affiliate on the Closing of the transfer of Purchased Assets in each relevant jurisdiction.

               (2) The Seller or the applicable Assigning Subsidiary shall remit in a timely manner the Value Added Tax payable on the transfer of Purchased Assets to the applicable taxing authority along with any appropriate Value Added Tax returns required to be filed therewith.

               (3) If Value Added Tax is chargeable on a particular transfer of Purchased Assets, Purchaser or the applicable Purchaser Affiliate shall reimburse by way of cleared funds the Value Added Tax to the Seller or the applicable Assigning Subsidiary upon the last of the following: (a) two Business Days before the Seller or the applicable Assigning Subsidiary is required to submit the Value Added Tax return to the relevant taxing authority, (b) twenty Business Days after receipt by Purchaser or the applicable Purchaser Affiliate of a tax invoice which satisfies local requirements of the corresponding Value Added Tax and related legislation, or (c) if an advance ruling was sought but not received ten days prior to the Closing Date, twenty Business Days after the receipt by Purchaser or the applicable Purchaser Affiliate of the advance ruling confirming that the applicable transfer does not constitute an Exempt Transaction. Notwithstanding anything to the contrary herein, the Purchaser or the applicable Purchaser Affiliate shall not be required to reimburse Seller or the applicable Assigning Subsidiary for the amount of any Value Added Tax remitted by Seller or such Assigning Subsidiary with respect to a transfer of Purchased Assets in a particular jurisdiction (and Seller and such Assigning Subsidiary shall be responsible and shall indemnify and hold harmless Purchaser and the applicable Purchaser Affiliate for the amount of such Value Added Tax, without duplication as to matters indemnified pursuant to Section 5.4(a),
                    Section 5.4(e) and Section 5.4(g)) if the representations and warranties (as they relate to the transfer) contained in Sections 3.9(v) or 3.9(w) are not true and correct or, with respect to such transfer, Seller or the applicable Assigning Subsidiary has failed to comply with any of the covenants contained in this Section 5.3(c)(ii).

               (4) Upon any payment made after the Closing Date (i) pursuant to Sections 2.4, 2.7 or 2.8 of this Agreement, (ii) at the Second Closing, or (iii) upon the receipt of any ruling by a relevant taxing authority as contemplated by Section 5.3(c)(ii)(A)(3), the Seller, the Assigning Subsidiaries, the Purchaser, and the Purchaser Affiliates shall co-operate in good faith (including, but not limited to, issuance of any additional tax invoices, credit notes or similar documentation which satisfies the requirements of the corresponding Value Added Tax legislation) so that the Value Added Tax implication of such payments shall be addressed in good faith on a timely basis and in accordance with the provisions of this Section 5.3(c)(ii). If Seller or any Assigning Subsidiary merges, liquidates or otherwise takes any action after the Closing Date ("Subsequent Action") which action would in and of itself result in the Value Added Tax treatment of the payment made after the Closing Date being greater than the Value Added Tax treatment that would have applied to such payment if such Subsequent Action had not occurred, Purchaser or Purchaser Affiliate will not reimburse Seller or the applicable Assigning Subsidiary for any Value Added Tax equal to the excess of (i) the amount of Value Added Tax that that would have been recoverable by Purchaser or the applicable Purchaser Affiliate if no such Subsequent Action had occurred over (ii) the amount of Value Added Tax that is recoverable by Purchaser or Purchaser Affiliate as a result of such Subsequent Action.

               (5) If the procedures for properly accounting for Value Added Tax in a particular jurisdiction differ from those described above, the parties shall cooperate in good faith in properly accounting for such Value Added Tax.

               (6) This Section 5.3(c)(ii) shall not apply to any Taxes described in Section 5.3(d)(i). Section 5.3(d)(i) shall apply to such Taxes.

(d) Canadian Tax Matters. Notwithstanding anything contained in this Agreement to the contrary, the following shall apply to Seller, Assigning Subsidiaries, Purchaser and Purchaser Affiliates as applicable with respect to any Canadian Tax matters.

     (i) Canadian Sales Taxes. On Closing, Seller or the applicable Assigning Subsidiary shall invoice Purchaser or the applicable Purchaser Affiliate the amount of any Goods and Services Tax ("GST"), harmonized sales tax ("HST"), or Quebec Sales Tax ("QST"), as applicable, and shall remit forthwith the invoiced amounts to the competent receiving authorities in conjunction with the appropriate return for the period in which the transaction closes. Purchaser or the relevant Purchaser Affiliate shall pay the GST, HST and QST invoiced on Closing by Seller or the applicable Assigning Subsidiary and shall claim any applicable credits or refunds in connection with such GST, HST or QST for the period in which the transaction closes. Assets being acquired for sale or lease will be exempt from any applicable provincial sales tax
          ("PST"), other than QST, provided that Purchaser or the applicable Purchaser Affiliate provides Seller or the applicable Assigning Subsidiary with the applicable exemption certificate. Section 5.3(c) shall apply in all other instances.

     (ii) Purchase Price Adjustment. The parties hereto acknowledge that Purchaser or the applicable Purchaser Affiliate shall ultimately be responsible for the payment of GST, HST or QST in respect of the amount of the Purchase Price as such amount may be finally adjusted by virtue of any Settlement Payment made pursuant to Section 2.4 of this Agreement. To that effect, the parties agree to make such adjustments to any amounts paid hereunder, including any payments made on account of a Settlement Payment, and to take into consideration in determining such adjustments any GST, HST and/or QST paid in connection with the Initial Payment and any applicable credits or refunds received or receivable by Purchaser or Purchaser Affiliate in connection therewith.

     (iii)Tax Election. The parties shall, to the extent the following elections are available, jointly make, execute and file an election under Section 22 of the Income Tax Act (Canada), Section 184 of the Taxation Act (Quebec) and any corresponding elections under the provisions of any other applicable provincial statutes in respect of the sale, assignment and transfer of the accounts receivable, in each case, on the forms and within the delays prescribed for such purposes, and shall also prepare and file all of their respective tax returns in a manner consistent with any elections made as stipulated in this
          Section 5.3(d)(iii).

     (iv) Seller shall obtain and deliver a certificate of payment issued by the Minister of Revenue of Ontario under Section 6 of the Retail Sales Tax Act (Ontario), a certificate of payment issued by the Commissioner of Social Service Tax pursuant to Section 99 of the Social Service Tax Act (British Columbia) and any equivalent certificates under any other applicable provincial legislation as of the date of the Closing to the effect that all requisite taxes under such Act and similar legislation relating to the Purchased Assets (other than relating to the conveyance and transfer of the Purchased Assets to Purchaser) have been paid by Seller.

5.4      Indemnifications, Assumptions of Liability and Related Matters.

(a)  Indemnification  by Seller for  Breach.  Seller  shall  indemnify  and hold harmless, and cause each Assigning Subsidiary to indemnify and hold harmless (on a several basis, and solely to the extent applicable to such Assigning Subsidiary), Purchaser and its Affiliates, and in each such case their respective directors, officers, employees and agents (collectively, the "Purchaser Indemnified Parties"), from and against and in respect of any and all Damages suffered or incurred by any of them resulting from, arising out of, based on or relating to, without duplication (i) any breach of any representation or warranty made by Seller or any Assigning Subsidiary in this Agreement (without duplication as to matters indemnified pursuant to Section 5.4(d), Section 5.4(e) and Section 5.4(g)); or (ii) any failure to perform duly and punctually any covenant, agreement or undertaking on the part of Seller or any Assigning Subsidiary contained in this Agreement (without duplication as to matters indemnified pursuant to
     Section 5.4(d), Section 5.4(e) and Section 5.4(g)); or (iii) any breach of a representation or warranty included in any certificate, Schedule or other agreement, instrument or document, in each case delivered by Seller, any Assigning Subsidiary or any of their respective Affiliates to Purchaser pursuant to the terms of this Agreement (collectively, the "Seller Related Documents"); provided, however, that (A) in the event Purchaser waives in writing its condition to Closing pursuant to Section 6.2(a) as such condition relates to a breach of the representation and warranty contained in Section 3.7(a), Purchaser shall not be entitled after Closing to seek indemnification from Seller in respect of such breach of the representation and warranty contained in Section 3.7(a), (B) Purchaser shall not be entitled to indemnification pursuant to clause (i) of this Section 5.4(a) as a result of any breach of any representation or warranty made by Seller or any Assigning Subsidiary in Section 3.7(a) hereof to the extent, but solely to the extent, that a matter causing a breach of Section 3.7(a) is the subject of a specific representation or warranty in Article III made by such member of the Seller Group breaching Section 3.7(a), and (C) in the event that Seller notifies Purchaser pursuant to Section 5.1(h)(iii) that a Financing Contract does not satisfy the representations and warranties of
     Article III (a "Section 5.1(h)(iii) Notice") and Purchaser does not notify Seller that it is excluding such Financing Contract from the Purchased Financing Contracts pursuant to clause (H)(z) of the proviso of the definition thereof, Purchaser shall not be entitled to indemnification for such Purchased Financing Contract pursuant to clause (i) of this Section 5.4(a) with regard to the circumstances giving rise to the breach of the representation and warranty identified in the Section 5.1(h)(iii) Notice. For purposes of this Section 5.4(a), a breach of a representation or warranty contained in this Agreement or a Seller Related Document shall be deemed to exist either if such representation or warranty is actually inaccurate or breached or if such representation or warranty would have been breached or would have been inaccurate if such representation or warranty had not contained any limitation or qualification as to materiality, Material Adverse Effect or Seller's Knowledge, it being the intention of the parties hereto that the Purchaser Indemnified Parties shall be indemnified and held harmless from and against any and all Damages suffered or incurred by any of them resulting from, arising out of, based upon or relating to the failure of any such representation or warranty, certificate, Schedule or other agreement, instrument or document to be true and correct in any respect, determined in each case without regard to any qualification as to materiality, Material Adverse Effect or Seller's Knowledge set forth with respect thereto; provided, however, that for the purposes of Section 5.4(a), the representations and warranties contained in Sections 3.7(a) and 3.13(ii) hereof shall not be without regard to any qualification as to materiality, Material Adverse Effect or Seller's Knowledge set forth with respect thereto and; provided further, however, that for the purposes of Section 5.4(a), the representation and warranty contained in Section 3.19(b) hereof shall not be without regard to any qualification as to Seller's Knowledge set forth with respect thereto. Notwithstanding anything to the contrary contained herein, neither Seller nor any of the Assigning Subsidiaries shall be liable in respect of any amounts or losses (of the type described in the definition of Damages) suffered or incurred by a Purchaser Indemnified Party resulting from, arising out of, based on or relating to breaches of representations or warranties made by Seller or any of the Assigning Subsidiaries to the extent that such amounts or losses are actually reflected in the calculation of the Purchase Price, as determined pursuant to Section 2.2 hereof (whether through a decrease in the amount of the Purchased Assets or an increase in the amount of Assumed Liabilities, in each case as reflected on the Special Procedures Report of Assets Acquired and Liabilities Assumed).

(b)  Limitation on Liability of Seller and Assigning Subsidiaries.

     (i) Each Purchaser Indemnified Party entitled to indemnification for any Damages suffered or incurred by such Person resulting from, arising out of, based on or relating to a failure to perform any covenant, agreement or undertaking of Seller or any Assigning Subsidiary shall be entitled to such indemnification for the full amount of such Damages regardless of the amount of the Damages.

     (ii) Each Purchaser Indemnified Party entitled to indemnification for any Damages suffered or incurred by such Person resulting from, arising out of, based on or relating to (A) a breach of any representation or warranty made by Seller or any Assigning Subsidiary in this Agreement or (B) any breach of any representation or warranty in any Seller Related Document shall be entitled to indemnification from Seller or the applicable Assigning Subsidiary for the full amount of all such Damages which in the aggregate are in excess of $10,000,000; provided, however, that the Seller and the applicable Assigning Subsidiaries will not be liable for any such Damages to the extent, and only to the extent, of the excess of the aggregate amount thereof over $50,000,000; provided, further that, without limiting the liability of Seller for such Damages, no Assigning Subsidiary will be liable for any such Damages to the extent, and only to the extent, that the aggregate amount thereof exceeds the portion of the Purchase Price allocated to such Assigning Subsidiary pursuant to Section 2.3.

(c)  Survival of Representations and Warranties of Seller.

     (i) The Special Representations and indemnifications with respect to their breach shall survive until three months after the expiration of the applicable statute of limitations (including extensions) applicable to Purchaser and/or the Purchaser Indemnified Parties potentially incurring Damages arising from, or relating to, any circumstances giving rise to any breach thereof.

     (ii) The representations and warranties of Seller in (A) this Agreement which are not Special Representations and (B) the Seller Related Documents shall survive the Closing until the expiration of 12 months after the Closing.

(d) ERISA and Employee Indemnification. Seller shall indemnify and hold harmless, and shall cause each Assigning Subsidiary to indemnify and hold harmless (on a several basis, and solely to the extent applicable to such Assigning Subsidiary), all Purchaser Indemnified Parties from and against any and all Damages suffered or incurred by any of them resulting from or relating to each of the following:

     (i) any Seller Plan, including any Multiemployer Plan or Title IV Plan, maintained by, contributed to, or obligated to be contributed to, at any time, by any member of the Seller Group or any ERISA Affiliate, which is not sponsored by Seller (provided that this clause (i) shall not apply to any Foreign Plan that is required to be maintained or continued by Purchaser or a Purchaser Affiliate pursuant to applicable non-U.S. law except to the extent excluded in Section 5.11(h));

     (ii) any Seller Plan which is sponsored by any member of the Seller Group or terminated at or prior to Closing with respect to any Damages based on actions or inactions arising on or prior to the Closing Date (provided that this clause (ii) shall not apply to any Foreign Plan that is required to be maintained or continued by Purchaser or a Purchaser Affiliate pursuant to applicable non-U.S. law except to the extent excluded in Section 5.11(h));

     (iii)the employment or termination of employment, including a constructive termination or failure to employ, by any member of the Seller Group of any individual (including, but not limited to, any Seller Employee)
          (A) on or prior to the Closing or (B) in connection with the transactions contemplated by this Agreement;

     (iv) any claims by any Seller Employee for workers' compensation or related medical benefits incurred after the Closing which relate to an injury or illness originating prior to the Closing;

     (v) WARN Act or any other statutory or common law or civil law pertaining to notice, severance pay, termination pay in lieu thereof or Damages arising as a result of the termination or dismissal (including constructive termination or dismissal), by members of the Seller Group of any or all Seller Employees on or prior to the Closing Date and all Seller Employees other than the Accepting Employees after the Closing; and

     (vi) except (x) as otherwise expressly assumed by Purchaser, (y) with respect to any liability related to the employment by Purchaser or applicable Purchaser Affiliate of the Accepting Foreign Employees after the Closing and (z) with respect to any liabilities for which Purchaser agrees to indemnify Seller pursuant to Section 5.4(k)(iv), any Seller Employee Liabilities which shall pass to the Purchaser
          Indemnified Parties by operation of law in connection with the transactions contemplated by this Agreement.

(e) Tax Indemnification. Seller shall indemnify and hold harmless, and shall cause each Assigning Subsidiary to indemnify and hold harmless (on a several basis, and solely to the extent applicable to the Assigning Subsidiary) all Purchaser Indemnified Parties from and against any and all Damages suffered or incurred by any of them resulting from, arising out of, based on or relating to:

          (A) any and all sales, use or other similar Taxes required to be collected in respect of any Purchased Financing Contract during the 12 months following the Closing Date if (i) such Tax is not being collected by Purchaser or the applicable Purchaser Affiliate in respect of the Financing Contract pursuant to (x) Purchaser's or the applicable Purchaser Affiliate's reliance on an applicable exemption from such Tax and (y) Seller's or the applicable Assigning Subsidiary's reliance on such exemption for periods on or prior to the Closing Date, and (ii) such exemption from Tax is dependent upon receipt of a properly executed Exemption Certificate; provided, that in no event shall Seller or any Assigning Subsidiary be required to indemnify Purchaser under this Section 5.4(e)(A) to the extent such Damage arises out of a change in law after the Closing Date affecting Purchaser's obligation to collect such Tax;

          (B) any liability for sales, use or other similar Taxes assessed in respect of any Financing Contract after the Closing Date where such Taxes were erroneously paid at the inception of such Financing Contract;

          (C) any claim by any Person in respect of sales, use or other similar Tax paid on or prior to the Closing Date (or the date of the Second Closing with respect to Purchased Financing Contracts transferred at the Second Closing);

          (D) any Taxes for which Seller and the Assigning Subsidiaries are liable pursuant to Section 2.5 or Section 5.3(c) hereof; and

          (E) any Taxes asserted against Purchaser or any of its Affiliates by operation of law, statute, common law or otherwise or under successor liability or similar theories that would impose liability on Purchaser as a result of its purchase of the Purchased Assets pursuant hereto.

(f)  [Intentionally Omitted.]

(g) Additional Indemnification by Seller. Seller shall indemnify and hold harmless, and shall cause each Assigning Subsidiary to indemnify and hold harmless (on a several basis, and solely to the extent applicable to such Assigning Subsidiary), all Purchaser Indemnified Parties from and against any and all Damages suffered or incurred by any of them resulting from, arising out of, based on or relating to:

     (i) any of the Excluded Assets or the ownership, operation, servicing, lease or use thereof, or any action taken with respect thereto, by any member of the Seller Group or any other Person;

     (ii) the Excluded Liabilities (including, without limitation, any such liabilities arising by operation of law, statute, common law or otherwise or under successor liability or similar theories that would impose liability on the Purchaser as a result of its purchase of the Purchased Assets pursuant hereto); or

     (iii)the  failure  to  comply  with  any  "bulk   sales"  or  similar  laws
          promulgated by any Governmental Entity.

(h) Indemnification by Purchaser for Breach. Purchaser shall indemnify and hold harmless Seller and Seller's Affiliates and their respective directors, officers, employees and agents (collectively, "Seller Indemnified Parties") from and against any and all Damages suffered or incurred by any of them resulting from, arising out of, based on or relating to (i) any breach of any representation or warranty made by Purchaser in this Agreement; or (ii) any failure to perform duly and punctually any covenant, agreement or undertaking on the part of Purchaser contained in this Agreement; or (iii) any breach of a representation or warranty included in any certificate, Schedule or other agreement, instrument or document, in each case delivered or to be delivered by Purchaser or any Purchaser Affiliate to Seller pursuant to the terms of this Agreement (collectively, the "Purchaser Related Documents"). For purposes of this Section 5.4(h), a breach of a representation or warranty contained in this Agreement or a Purchaser Related Document shall be deemed to exist either if such representation or warranty is actually inaccurate or breached or if such representation or warranty would have been breached or been inaccurate if such representation or warranty had not contained any limitation or qualification as to materiality, material adverse effect or knowledge, it being the intention of the parties hereto that the Seller Indemnified Parties shall be indemnified and held harmless from and against any and all Damages suffered or incurred by any of them resulting from, arising out of, based on or relating to the failure of any such representation, warranty, certificate, Schedule or other agreement, instrument or document to be true and correct in any respect, determined in each case without regard to any qualification as to materiality, material adverse effect or knowledge set forth with respect thereto.

(i)  [Intentionally Omitted.]

(j) Survival of Representations and Warranties of Purchaser. The representations and warranties of Purchaser in this Agreement and the Purchaser Related Documents shall survive the Closing until the expiration of 24 months after the Closing.

(k) Additional Indemnification by Purchaser. Purchaser shall indemnify and hold harmless all Seller Indemnified Parties from and against any and all Damages suffered or incurred by any of them resulting from, arising out of, based on or relating to:

     (i) the Purchased Assets or the ownership, operation, servicing, lease or use thereof, or any action taken with respect thereto after the Closing, by Purchaser or any Purchaser Affiliate or any other Person, other than with respect to any matter, circumstance Damage or event which is the subject of, or gives rise to, an indemnification, payment or similar obligation of any member of the Seller Group pursuant to this Agreement;

     (ii) the Assumed Liabilities;

     (iii)any violation of the WARN Act or other statutory or common law or civil law requirements pertaining to notice, severance pay, termination pay in lieu thereof or damages arising as a result of the termination or dismissal (including constructive termination or dismissal), by Purchaser or any Purchaser Affiliate, of any Accepting Employee after the Closing; or

     (iv) any liability or obligation related to any Purchaser Plan.

(l)  Indemnification   Procedure.   For  the  purposes  of   administering   the
     indemnification provisions of this Section 5.4, the following procedures shall apply from and after the Closing Date:

     (i) An indemnified party shall notify the Indemnitor of any Indemnification Event arising from an action or proceeding by a third party against such Indemnitor in writing within 15 days following the receipt by any officer or director of the indemnified party of notice of the commencement of such action or proceeding or within 30 days of the assertion of any claim against such indemnified party giving rise to indemnity pursuant to this Section 5.4 (any 15 or 30 day notification requirement shall begin to run, in the case of a claim which is amended so as to give rise to an amended Indemnification Event, from the first day such claim is amended to include any claim which is an Indemnification Event hereunder). Such notice shall describe in reasonable detail the basis of such Indemnification Event. Notwithstanding anything to the contrary, the failure to give notice in a timely fashion shall not result in a waiver of any right to indemnification hereunder except to the extent that the Indemnitor's ability to defend against the event with respect to which indemnification is sought is adversely affected by the failure of the indemnified party to give notice in a timely fashion.

     (ii) The Indemnitor shall be entitled (but not obligated) to assume the defense or settlement of any such action or proceeding, or to participate in any negotiations or proceedings to settle or otherwise eliminate any claim, if it shall provide the indemnified parties a written acknowledgement of its liability for the indemnity against Damages relating to such claim; provided, however, that, subject to clause (iv) hereof, Purchaser shall have the sole right, with counsel of its choice, to defend, settle or otherwise dispose of, in its sole discretion, any action, claim or proceeding that constitutes a Non-Assumable Claim, and Seller shall not be entitled to assume the defense thereof, except that Seller shall be entitled (but not obligated) to assume the defense, settlement or other disposition of any Non-Assumable Claim of the type described in clause (i) of the definition thereof that relates to Tax items of any member of the Seller Group and does not involve Tax items of Purchaser or any Purchaser Affiliate. If the Indemnitor assumes any such defense or settlement or any such negotiations, it shall pursue such defense, settlement or negotiations in good faith. If the Indemnitor fails to elect in writing within 30 days of the notification referred to above to assume the defense, the indemnified party may engage counsel to defend, settle or otherwise dispose of such action or proceeding, which counsel shall be reasonably satisfactory to the Indemnitor; provided, however, that the indemnified party shall not settle or compromise any such action, proceeding or claim without the prior written consent or agreement of the Indemnitor (which consent shall not be unreasonably withheld or delayed).

          In the  event  the  indemnified  party  elects  to  defend,  settle or otherwise dispose of a Non-Assumable Claim, it shall pursue such defense, settlement or other disposition in good faith. Promptly upon the reasonable request of the Indemnitor the indemnified party shall provide the Indemnitor with information summarizing any material developments in any Non-Assumable Claim that is being defended by the indemnified party and shall make available a designated representative to consult with or otherwise discuss any such Non-Assumable Claim with the Indemnitor (at mutually convenient times). Nothing herein shall be deemed to require the indemnified party (A) to make any disclosure that, in its judgment, could prejudice its position or waive any privilege or (B) to take or refrain from taking any action; it being understood that, subject to clause (iv) hereof, the defense, settlement or other disposition of any Non-Assumable Claim shall be conducted in the indemnified party's sole discretion. An Indemnitor's liability for any costs and attorneys' fees and disbursements incurred by an indemnified party in respect of a Non-Assumable Claim shall be limited to the amount of such costs and attorneys' fees and disbursements incurred up to and including (i) entry of one or more judgments that, in the aggregate, resolve all issues, claims, counter-claims, actions or proceedings resulting from, arising out of, based on or relating to, such Non-Assumable Claim and (ii) if an indemnified party elects to appeal any portion of such judgment(s), the entry of one or more judgments, rulings, opinions or other orders (that, in the aggregate, resolve all issues, claims, counter-claims, actions or proceedings that are appealed) by the judicial forum that conducts the first level of appellate review of such issues, claims, counter-claims, actions or proceedings.

     (iii)In cases where the Indemnitor has assumed the defense or settlement with respect to an Indemnification Event, the Indemnitor shall be entitled to assume the defense or settlement thereof with counsel of its own choosing; provided, however, that: (A) the indemnified party (and its counsel) shall be entitled to continue to participate at its own cost (except as provided below) in any such action or proceeding or in any negotiations or proceedings to settle or otherwise eliminate any claim for which indemnification is being sought; (B) the
          Indemnitor shall not be entitled to settle or compromise any such action, proceeding or claim without the consent or agreement of the indemnified party (which consent will not be unreasonably withheld or delayed); provided, further, that if and only if such consent is withheld and the settlement or compromise involves only the payment of monetary damages (as to which the Indemnitor has established to the indemnified party, in the indemnified party's reasonable discretion, that such Indemnitor is capable of funding) and provides an unconditional release of the indemnified person, the Indemnitor's liability shall be limited to the amount for which the Indemnitor agreed with the claimant to settle and the Indemnitor shall remain responsible for its costs and attorneys' fees to the date such settlement was rejected by the indemnified party and the indemnified party shall be responsible for the attorneys' fees and disbursements in respect of such claim thereafter; and (C) after written notice by the Indemnitor to the indemnified party (as provided above) of its election to assume control of the defense of any claim, the Indemnitor shall not be liable to such indemnified party hereunder for any attorneys' fees and disbursements subsequently incurred by such indemnified party in connection therewith (except as provided below).

     (iv) In the event indemnification is requested, the relevant Indemnitor, its representatives and agents shall have access to the premises, books and records of the indemnified party or parties seeking such indemnification and their Affiliates to the extent reasonably necessary (A) for the Indemnitor to determine if the indemnification claim relates to an Indemnification Event and (B) to assist it in defending or settling any action, proceeding or claim; provided, however, that such access shall be conducted in such manner as not to interfere unreasonably with the operation of the business of the indemnified party or parties. Except as reasonably necessary (A) for the Indemnitor to determine if the indemnification claim relates to an Indemnification Event and (B) to assist it in defending or settling such action, proceeding or claim, the indemnified party shall not be required to disclose any information with respect to itself or any of its Affiliates (or former Affiliates), and the indemnified party shall not be required to participate in the defense of any claim to be indemnified hereunder (except as otherwise expressly set forth herein), unless otherwise required or reasonably necessary in the defense of any claim to be indemnified hereunder.

     (v) Notwithstanding anything to the contrary in this Section 5.4, the Indemnitor shall continue to pay the reasonable attorneys' fees and disbursements and other costs of separate legal counsel for the indemnified parties (as a group) (A) relating to their participation in the defense of any Indemnification Event (whether or not the Indemnitor shall have assumed the defense of such Indemnification Event) to the extent such participation relates to a claim or defense that the Indemnitor does not have, may not assert on behalf of the indemnified party or that the indemnified party shall have reasonably concluded (based on advice of outside counsel) relates to a claim or defense as to which the Indemnitor may have a conflict of interest, or
          (B) relating to discovery against or testimony of such indemnified party and for participation of such indemnified party's own counsel in such discovery and testimony.

     (vi) Any claim for indemnification hereunder that does not arise out of a third-party claim shall be asserted by the Purchaser Indemnified Party by delivering notice thereof to the Indemnitor. If the Indemnitor does not respond to such notice within 45 days after receipt of notice, it shall have no further right to contest the validity of such claim.

     (vii)With respect to any Non-Assumable Claim, upon the receipt by the indemnified party of an offer of compromise relating to such Non-Assumable Claim that includes an unconditional release of the indemnified party or upon entry of a final judgment with respect to such Non-Assumable Claim (and such offer to compromise or judgment requires only the payment of money), the Indemnitor shall have the right to terminate its liability for subsequent legal fees and disbursements in respect of such Non-Assumable Claim upon its irrevocable offer to the indemnified party to pay (and establishment of ability to pay as described in clause (iii) above) the amount contained in such offer to compromise or judgment; upon receipt, in the form of immediately available funds by the indemnified party of the amount contained in such offer to compromise or judgment and payment of all other Damages suffered or incurred by the indemnified party in respect of such Non-Assumable Claim, the Indemnitor shall have no further liability to the indemnified party in respect of such Non-Assumable Claim.

(m) Any payments under Section 5.3 or 5.4 of this Agreement shall be treated by the parties hereto for federal, state and local income tax purposes (whether foreign or domestic) as a non-taxable reimbursement or purchase price adjustment, except to the extent that a contrary treatment is required by law.

(n)  [Intentionally Omitted.]

(o) Purchaser may satisfy any claims for the payment of liabilities on behalf of any member of the Seller Group for which Purchaser is entitled to indemnification pursuant to this Section 5.4 without being required to pursue a right of subrogation against such member of the Seller Group in lieu of claiming indemnification therefor.

(p) Notwithstanding anything to the contrary in this Agreement, the amount of Damages which an Indemnitor is required to pay to, for or on behalf of any indemnified party pursuant to this Section 5.4 shall be adjusted
     (including, without limitation, retroactively) (i) by any insurance proceeds actually recovered by such indemnified party in reduction of the related indemnifiable loss (the "Indemnifiable Loss"), (ii) to take account of any net actual reduction of Tax liability that is actually realized by such indemnified party as a result of any Indemnifiable Loss (a "Tax Benefit") and (iii) to take into account any actual increase in Tax liability that is imposed on the indemnified party as a result of the receipt of the Indemnity Payment (as defined below) pursuant to this
     Section 5.4 (a "Tax Liability"); provided that although an indemnified party shall be under no obligation to seek or pursue any such insurance recovery or Tax Benefit an Indemnitor shall be entitled to reduce payments otherwise required pursuant to this Section 5.4 (or, as the case may be, if such payments have been made, promptly receive reimbursement therefor) in respect of Indemnifiable Loss to the extent insurance proceeds actually are recovered, or a Tax Benefit is actually realized, by such indemnified party in reduction of such Indemnifiable Loss (but only to the extent that such insurance recovery or Tax Benefit was not already taken into account in determining the amount of such Indemnifiable Loss); and provided, further, that the determination as to whether an indemnified party has actually realized a Tax Benefit or a Tax Liability, and the amount thereof, shall be determined by such indemnified party in its sole discretion and the Indemnitor shall not have the right to review or comment thereon. Amounts required to be paid, as reduced or increased pursuant to this Section 5.4(p), are hereafter sometimes called an "Indemnity Payment." If an indemnified party shall have received or shall have had paid on its behalf an Indemnity Payment in respect of an Indemnifiable Loss and shall subsequently receive insurance proceeds in respect of such Indemnifiable Loss, or actually realize any Tax Benefit as a result of such Indemnifiable Loss as determined by such indemnified party as provided above, or actually realize any Tax Liability in respect of such Indemnity Payment, then the indemnified party shall pay to the Indemnitor the amount of such insurance proceeds or Tax Benefit or, if lesser, the amount of the Indemnity Payment or the Indemnitor shall pay to the indemnified party the amount of such Tax Liability, as the case may be. To the extent that Purchaser or any Purchaser Affiliate may obtain recovery from any insurance policy of an Obligor for any Damages incurred by Purchaser or any Purchaser Affiliate giving rise to an indemnity claim hereunder, Purchaser shall use its commercially reasonable efforts to, or to cause such Purchaser Affiliate to use its commercially reasonable efforts to, seek such recovery from such insurance policy.

(q)  Any  dispute,  controversy  or claim  arising  out of or  relating  to this
     Section 5.4 (a "Dispute") shall be resolved in accordance with the procedure set forth herein.

     (i) All communications between the parties or their representatives in connection with the attempted resolution of any Dispute shall be deemed to have been delivered in furtherance of a Dispute settlement and shall be exempt from discovery and production, and shall not be admissible in evidence (whether as an admission or otherwise), in any arbitral or other proceeding for the resolution of the Dispute.

     (ii) After completion of any prior procedures required hereby, either party may submit the Dispute for resolution by arbitration pursuant to the Rules of the Center for Public Resources ("CPR") for Non-Administered Arbitration of Business Disputes as in effect at the time of the arbitration. The parties consent to a single, consolidated arbitration for all Disputes existing at the time such Dispute arises initially for which arbitration is permitted.

     (iii)The neutral organization for purposes of the CPR rules will be the CPR. The arbitral tribunal shall be composed of one arbitrator selected by agreement of the parties or, in the absence of such agreement within 60 days after either party first proposes an arbitrator, by the CPR. Any arbitration hereunder shall be conducted in Chicago, Illinois. Each party shall be permitted to present its case, witnesses and evidence, if any, in the presence of the other party. A written transcript of the proceedings shall be made and furnished to the parties. The arbitrator shall determine the Dispute in accordance with the law of Illinois, without giving effect to any conflict of law rules or other rules that might render such law inapplicable or unavailable, and shall apply this Agreement according to its terms.

     (iv) The parties agree to be bound by any award or order resulting from any arbitration conducted hereunder and further agree that:

          (A) any monetary award shall include preaward interest, to the extent appropriate, and shall be made and payable in U.S. dollars through a bank selected by the recipient of such award, free of any withholding tax or other deduction, together with interest thereon at the Indemnification Rate (as of the date of such award) from the date the award is granted to the date it is paid in full;

          (B) in the context of an attempt by either party to enforce an arbitral award or order, any defenses relating to the parties' capacity or the validity of this Agreement or any related agreement under any law are hereby waived; and

          (C) judgment on any award or order resulting from an arbitration conducted under this Section may be entered and enforced in any court, in any country, having jurisdiction thereof or having jurisdiction over any of the parties or any of their assets.

     (v) Except as expressly permitted by this Agreement, no party will commence or voluntarily participate in any court action or proceeding concerning a Dispute, except for enforcement as contemplated by
          Section 5.4(q)(iv)(C) above. For purposes of enforcement of any undisputed obligation, the parties hereto submit to the non-exclusive jurisdiction of the courts of the Northern District of Illinois.

     (vi) In addition to the authority otherwise conferred on the arbitral tribunal, the tribunal shall have the authority to make such orders for interim relief, including injunctive relief, as it may deem just and equitable.

(r)  The  indemnification  obligations  of the  Seller  Group  pursuant  to this
     Section 5.4 shall survive the confirmation of a plan in, or dismissal or conversion to a case under Chapter 7 of the Bankruptcy Code of, the Chapter 11 Cases.

(s) Exclusive Remedy. The indemnification provided for in this Section 5.4 shall be the exclusive remedy for asserting claims for monetary Damages as a result of (i) the breach of any representation or warranty made by Seller and the Assigning Subsidiary or Purchaser in this Agreement, the Seller Related Documents or the Purchaser Related Documents or (ii) the failure to perform any covenant, agreement or undertaking on the part of all such parties contained in this Agreement, the Seller Related Documents and the Purchaser Related Documents, in each case other than as a result of fraud or intentional misconduct.

5.5 Preparation of Closing Date Schedule of Assets Acquired and Liabilities Assumed; Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed; Special Procedures Report of Assets Acquired and Liabilities Assumed; and Purchase Price Certificate.

(a)  Preparation of Schedules of Assets Acquired and Liabilities Assumed.

     (i) As soon as practicable following the Closing, Seller shall prepare a draft of the Closing Date Schedule of Assets Acquired and Liabilities Assumed and a draft of the Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed. The draft Closing Date Schedule of Assets Acquired and Liabilities Assumed shall be prepared in accordance with the Accounting Principles and the draft Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed shall reflect the Special Adjustments. At a minimum, the Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed shall differentiate the assets among those described in Sections 2.2(a)(i), 2.2(a)(ii) and 2.2(b) for purposes of calculating the Purchase Price. Seller shall use its commercially reasonable efforts to cause the draft Closing Date Schedule of Assets Acquired and Liabilities Assumed and the draft Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed to be completed within 30 days following the Closing Date and, upon completion, such draft schedules shall promptly be provided to Seller's Accountants.

     (ii) Within 30 days following the delivery of the draft Closing Date Schedule of Assets Acquired and Liabilities Assumed and the draft Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed to Seller's Accountants as set forth in clause (i) above, Seller will cause Seller's Accountants to inform Purchaser's Accountants of the scope and nature of the special procedures that will be performed by Seller's Accountants on the Closing Date Schedule of Assets Acquired and Liabilities Assumed and the Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed.

     (iii)Immediately following the delivery of the draft Closing Date Schedule of Assets Acquired and Liabilities Assumed and the draft Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed to Seller's Accountants, as set forth in clause (i) above, Seller shall cause Seller's Accountants to perform the special procedures to review the draft Closing Date Schedule of Assets Acquired and Liabilities Assumed and the draft Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed, and such special procedures shall be sufficient to permit Seller's Accountants to state that the Closing Date Schedule of Assets Acquired and Liabilities Assumed fairly presents the Purchased Assets and Assumed Liabilities, as of the Closing Date in accordance with the Accounting Principles, and that the Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed accurately reflects the Special Adjustments.

     (iv) Seller shall use its commercially reasonable efforts to cause Seller's Accountants to deliver the Special Procedures Report of Assets Acquired and Liabilities Assumed, together with its report of the special procedures utilized to develop the Special Procedure Report of Assets Acquired and Liabilities Assumed, to each of Seller, Purchaser and Purchaser's Accountants within 60 days following the date of delivery of the draft Closing Date Schedule of Assets Acquired and Liabilities Assumed and the draft Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed to the Seller's Accountants as set forth in clause (i) above. Concurrent with the delivery to Seller, Purchaser and Purchaser's Accountants of the Special Procedures Report of Assets Acquired and Liabilities Assumed, Seller shall cause Seller's Accountants to deliver to Seller, Purchaser and Purchaser's Accountants a certificate (the "Purchase Price Certificate") showing in reasonable detail the calculations used to derive the Purchase Price. During the 30 days following their receipt of the Special Procedures Report of Assets Acquired and Liabilities Assumed and Purchase Price Certificate, Seller, Seller's Accountants, Purchaser and Purchaser's Accountants shall have the opportunity to review the Special Procedures Report of Assets Acquired and Liabilities Assumed and Purchase Price Certificate (together with Seller's Accountants' working papers) and, during such 30-day period, Seller, Seller's Accountants, Purchaser and Purchaser's Accountants shall have the right to propose those changes to the Special Procedures Report of Assets Acquired and Liabilities Assumed and Purchase Price Certificate the Seller, Seller's Accountants, Purchaser or Purchaser's Accountants determine to be appropriate in order to cause the Special Procedures Report of Assets Acquired and Liabilities Assumed to conform to clause
          (iii) above and the Purchase Price Certificate to reflect the calculation of the Purchase Price in accordance with to Section 2.2. Items, procedures and calculations associated with the Special Procedure Report of Assets Acquired and Liabilities Assumed and the Purchase Price Certificate as to which no change is proposed in the 30-day period will be deemed to have been accepted and become final.

     (v) Following the delivery of the Special Procedures Report of Assets Acquired and Liabilities Assumed referred to in clause (iv) above, Purchaser's Accountants shall be entitled to perform all procedures and take any other steps that Purchaser's Accountants, in the exercise of their professional judgment, deem appropriate to confirm that the Special Procedures Report of Assets Acquired and Liabilities Assumed has been prepared in accordance with clause (iii) above and the Purchase Price Certificate reflects the calculation of the Purchase Price in accordance with Section 2.2.

     (vi) In the event of any dispute between Purchaser and Purchaser's Accountants, on the one hand, and Seller and Seller's Accountants, on the other hand, regarding any of the adjustments proposed by Purchaser or Purchaser's Accountants, on the one hand, or Seller or Seller's Accountants, on the other hand, with respect to the Special Procedures Report of Assets Acquired and Liabilities Assumed or the Purchase Price Certificate, which Purchaser and Purchaser's Accountants, on the one hand, and Seller and Seller's Accountants, on the other hand, cannot resolve within 15 days after expiration of the 30-day period referred to in clause (iv) above, each of Seller or Purchaser shall have the right, upon delivery of written notice to the other party, to require that such dispute be resolved in accordance with the provisions set forth in Section 5.5(b). Promptly following the resolution of all disputes with respect to any proposed adjustments to the Special Procedures Report of Assets Acquired and Liabilities Assumed and Liabilities Assumed or the Purchase Price Certificate, Seller shall cause Seller's Accountants to prepare and deliver to Seller, Purchaser and Purchaser's Accountants the final Special Procedures Report of Assets Acquired and Liabilities Assumed and the final Purchase Price Certificate, each of which shall reflect all adjustments thereto which have been agreed upon by Purchaser and Purchaser's Accountants, on the one hand, and Seller and Seller's Accountants, on the other hand, and which have been resolved pursuant to Section 5.5(b).

     (vii)Each of Seller, Purchaser, Seller's Accountants and Purchaser's Accountants shall have full access to all relevant accounting, financial and other records reasonably requested by it in connection with the preparation, confirmation or review of the Special Procedures Report of Assets Acquired and Liabilities Assumed and the Purchase Price Certificate as well as Seller's Accountants' working papers with respect thereto, and each party shall make available to the other party and its accountants such personnel as they may reasonably request in connection with the preparation or confirmation of the Special Procedures Report of Assets Acquired and Liabilities Assumed and the Purchase Price Certificate or the review of Seller's Accountants' report of the special procedures utilized to develop the Special Procedure Report of Assets Acquired and Liabilities Assumed.

(b) Conflict Resolution Mechanism. Any dispute involving any of the adjustments to the Special Procedures Report of Assets Acquired and Liabilities Assumed and the Purchase Price Certificate proposed by Seller, Seller's Accountants, Purchaser or Purchaser's Accountants including, without limitation, any interpretation or application of any provision of this Agreement affecting the preparation of the Special Procedures Report of Assets Acquired and Liabilities Assumed, and the Purchase Price Certificate, not resolved by Seller, Seller's Accountants, Purchaser and Purchaser's Accountants within 15 days after the expiration of the 30-day period referred to in clause (iv) above, upon the election of Seller or Purchaser, shall be resolved by the Selected Accounting Firm. The Selected Accounting Firm shall resolve only issues upon which Purchaser, Purchaser's Accountants, Seller and Seller's Accountants have been unable to agree. The decision of such Selected Accounting Firm shall be rendered within 45 days after appointment of the Selected Accounting Firm. The decision of the Selected Accounting Firm shall be final and binding upon the parties. Notwithstanding the foregoing, if the aggregate of all amounts in dispute with respect to all disputes referred to in this Section 5.5(b) shall be less than $1,000,000, such disputes shall not be resolved by the Selected Accounting Firm but shall instead be resolved as follows: 50% of the aggregate of all amounts in dispute shall be deemed to have been resolved in Seller's favor and 50% of the aggregate of all amounts in dispute shall be deemed to have been resolved in Purchaser's favor.

(c) Payment of Fees. Seller shall pay all of the fees of Seller's Accountants and all expenses incurred by such firm, and Purchaser shall pay all of the fees of Purchaser's Accountants and all expenses incurred by such firm, and each of Seller and Purchaser shall pay one half of the fees of the Selected Accounting Firm and all expenses incurred by such firm, each in connection with the tasks outlined in this Section 5.5.

(d) Cooperation. Seller and Purchaser shall use their respective commercially reasonable efforts to cause Purchaser's Accountants and Seller's Accountants to cooperate with each other in connection with all of their activities undertaken in connection with this Section 5.5. After delivery to Purchaser and the Purchaser's Accountants of the Special Procedures Report of Assets Acquired and Liabilities Assumed, Seller shall instruct Seller's Accountants to make available to Purchaser's Accountants their work papers from the special procedures performed on the Closing Date Schedule of Assets Acquired and Liabilities Assumed and Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed.

5.6      Insurance; Risk of Loss.

(a) To the extent that any insurance policies owned or controlled by any member of the Seller Group (collectively, the "Seller's Insurance Policies") (i) cover any Damages as to which the Purchaser Indemnified Parties are entitled to indemnification under Section 5.4 (subject to the limitations on indemnification contained in Section 5.4, including Section 5.4(s)) and
     (ii) permit claims to be made thereunder with respect to such Damages ("Seller Claims"), Seller shall cooperate, and shall cause its Affiliates to cooperate, with Purchaser in submitting Seller Claims (or pursuing Seller Claims previously made) on behalf of the Purchaser under the Seller's Insurance Policies (subject to the limitations on indemnification contained in Section 5.4, including Section 5.4(s)). Purchaser shall bear the out-of-pocket expenses of Seller and its Affiliates in the preparing, submitting or pursuing such Seller Claims.

(b) In the event that (i) Purchaser files (or Seller files on Purchaser's behalf) a claim under Seller's Insurance Policy with respect to a Seller Employee Liability that results from, arises out of, is based on or relates to, events or occurrences prior to the Closing and (ii) all or any portion of Seller Employee Liability is subject to a "deductible," "self-insurance retention" or similar risk retention element included in the applicable Seller's Insurance Policy, Seller agrees that it is and shall remain responsible for, or shall indemnify Purchaser against, any amounts not reimbursed under a Seller's Insurance Policy due to such "deductible," "self insurance retention" or similar risk-retention element (subject, however, to the limitations on indemnification contained in Section 5.4).

5.7      Further Assurances.

(a) All amounts which are paid in respect of Purchased Assets (and which amounts are payable to Purchaser or a Purchaser Affiliate as a result of Purchaser's or such Purchaser Affiliate's ownership of the Purchased Assets) and are received by any member of the Seller Group following the Closing shall be received by each member of the Seller Group as agent, in trust for and on behalf of Purchaser, and Seller shall pay or cause to be paid promptly all of such amounts over to Purchaser and shall provide to Purchaser information as to the nature, source and classification of such payments, including any invoice relating thereto. All amounts included in the Excluded Assets (or which are paid in respect of Excluded Assets) received by Purchaser or any Purchaser Affiliate following the Closing shall be received by Purchaser or such Purchaser Affiliate as agent, in trust for and on behalf of the applicable member of the Seller Group, and Purchaser shall promptly pay all of such amounts over to such member of the Seller Group and shall provide to such member of the Seller Group information as to the nature, source and classification of such payments, including any invoice relating thereto.

(b) In addition to the foregoing, after the Closing, Seller will, and will cause each other member of the Seller Group to, whenever and as often as reasonably requested to do so by Purchaser, do, execute, acknowledge and deliver any and all such other and further acts, assignments, transfers and any instruments of further assurance, approvals and consents as are necessary or proper in order to complete, ensure and perfect the sale, transfer and conveyance to Purchaser contemplated hereby of the Purchased Assets and the consummation of the other transactions contemplated hereby.

(c) Purchaser will, after the Closing, whenever and as often as reasonably requested to do so by Seller, do, execute, acknowledge and deliver any and all such other and further acts, assignments, transfers and any instruments of further assurance, approvals and consents as are necessary or proper in order to complete, ensure and perfect the consummation of the transactions contemplated hereby.

5.8 Payment of Broker's or Finder's Fees. Seller shall pay any and all brokers' or finders' fees, and any other commissions or similar fees, payable to any Person acting on behalf of Seller or any of its Affiliates or under the authority of any of them, in connection with any of the transactions contemplated herein, and Purchaser shall pay any and all brokers' or finders' fees, and any other commissions or similar fees, payable to any Person acting on behalf of Purchaser or any of its Affiliates or under the authority of any of them, in connection with any of the transactions contemplated herein, in each case regardless of whether any claim for payment is asserted before or after the Closing or before or after any termination of this Agreement.

5.9 Supplements to Schedules; Post-Signing Information. Not earlier than ten nor later than five Business Days prior to the Closing, Seller and Purchaser will supplement or amend the schedules relating to such party's respective representations and warranties in this Agreement with respect to any matter, condition or occurrence hereafter arising which, if existing or occurring at the date of this Agreement, would have been required to be set forth or described in such schedules or would otherwise have been inconsistent with such party's representations herein. Seller shall deliver, or cause the Assigning
Subsidiaries to deliver, to Purchaser copies of any Environmental Reports prepared between the date of this Agreement and the Closing Date promptly following receipt thereof. No supplement or amendment to the schedules hereto by either party, and no information contained in any Environmental Report delivered pursuant hereto, shall be deemed to cure (or affect the rights of any party with respect to) any breach of any representation or warranty made in this Agreement or have any effect for the purpose of determining satisfaction of the conditions set forth in Sections 6.2 and 6.3.

5.10 [Intentionally Omitted.]

5.11 Employment.

(a) Between the date of the Approval Order and the Closing, Seller shall provide, and cause the other members of the Seller Group to provide, reasonable access to meet with and/or interview, at times and locations, and using procedures, to be mutually agreed upon, the Seller Employees to whom Purchaser or a Purchaser Affiliate is considering making offers of employment, in each case for the purpose of enabling Purchaser or any of its Affiliates to make offers of employment as specified in Section 5.11(c) below and to allow for an orderly transition of such Seller Employees' employment to Purchaser or one of its Affiliates.

(b)  [Intentionally Omitted.]

(c) No later than 15 days after the date of the Approval Order, Purchaser shall provide to Seller a schedule of (i) those Seller Employees to whom offers of employment will be made by Purchaser or any Purchaser Affiliate; provided that such schedule shall name no less than 33 Seller Employees but there shall be at least 10 Seller Employees that shall not be named on such schedule and to whom Purchaser shall not make employment offers and (ii) those Seller Employees to whom notices of continuation of employment will be sent by Purchaser in accordance with applicable foreign law, which schedule shall be delivered to Seller prior to making any offers of employment to any Seller Employee. Purchaser shall, or shall cause a Purchaser Affiliate to, make an offer of employment effective as of the Closing Date to each Seller Employee set forth on the schedule delivered pursuant to the preceding sentence in accordance with Purchaser's or its Affiliates' standard hiring procedures and in accordance with all applicable laws, each such offer contingent upon the issuance of a Final Order of the Bankruptcy Court and Closing. Seller and each applicable member of the Seller Group shall remain liable for all severance and related termination costs (including, without limitation, accrued vacation benefits) for all Seller Employees who are not hired as of the Closing by Purchaser or who do not accept employment as of the Closing with Purchaser. Purchaser shall indemnify and hold harmless Seller Indemnified Parties from and against any and all Damages suffered or incurred by any of them resulting from any action by any Seller Employee relating to Purchaser's failure to comply with applicable laws in making offers of employment to Seller Employees and for any liability or obligation in respect of Accepting Employees which arise or occur after Closing.

(d) For a period of one (1) year following the Closing, or, if shorter, for such period that such Accepting U.S. Employee is employed with the Purchaser or a Purchaser Affiliate, such Purchaser or the Purchaser
     Affiliate shall provide each Accepting U.S. Employee with salary, wages, commission target opportunities and cash bonus target opportunities that are no less favorable than the level thereof that such employee was receiving as of July 15, 2001. Purchaser or the Purchaser Affiliate shall provide each such Accepting U.S. Employee with the level of employee benefits as it provides to similarly situated employees of Purchaser. Effective as of 12:01 am local time of the day following the Closing Date, Accepting U.S. Employees shall cease participation in Seller Plans and, if applicable, commence participation in such similar Plans sponsored by the Purchaser ("Purchaser Plans").

(e) For a period of one (1) year following the Closing, or, if shorter, for such period that such Accepting Foreign Employee is employed with the Purchaser or Purchaser Affiliate, such Purchaser or the applicable Purchaser Affiliate shall provide each Accepting Foreign Employee with salary, wages, commission target opportunities and cash bonus target opportunities that are no less favorable than the level thereof that such employee was receiving as of July 15, 2001. Purchaser or such Purchaser Affiliate shall provide the Accepting Foreign Employees with the level of employee benefits as required by law; provided, however, that if applicable Law does not require the maintenance of specific levels of benefits, Purchaser may provide the same level of employee benefits received by the Accepting Foreign Employees immediately prior to Closing, or such employee benefits as it provides to similarly situated employees of Purchaser, at Purchaser's discretion. Effective as of 12:01 am local time of the day following the Closing Date, Accepting Foreign Employees shall cease participation in Seller Plans and, if applicable, commence participation in such similar Purchaser Plans.

(f) For purposes of Purchaser Plans covering the Accepting Employees following the Closing Date, Purchaser or the applicable Purchaser Affiliate shall recognize each Accepting Employee's service with the Seller Group or any of Seller's Affiliates prior to the Closing Date as service with Purchaser or such Purchaser Affiliate in connection with any pension plan, 401(k) savings plan and welfare benefit plan (including vacations and holidays) maintained by Purchaser or such Purchaser Affiliate in which such employee elects to participate and which is made available following the Closing Date by Purchaser or such Purchaser Affiliate for purposes of any waiting period, vesting, eligibility and benefit entitlement (but excluding benefit accruals other than vacation accruals) and shall cause all applicable welfare benefit plans to waive any preexisting condition limitation, exclusion or waiting period for the Accepting Employees and their dependents, to the same extent such limitations, exclusions or waiting periods were satisfied, covered or waived under similar Seller Plans; provided, however, that with respect to any defined benefit pension plan maintained by Purchaser or such Purchaser Affiliate in which such Accepting Employee participates following the Closing Date, such service credit shall be measured from the earliest date that such employee commenced participation in a qualified pension or savings plan maintained by the Seller Group or any of Seller's Affiliates. The Purchaser or such Purchaser Affiliate shall credit the Accepting Employees with any amounts paid prior to the Closing Date under any Seller Plan with respect to satisfaction of any applicable deductible amounts and co-payment minimums under any of the Purchaser Plans which provide similar benefits. Purchaser or Purchaser Affiliate shall also recognize each Accepting Employee's service with the Seller Group or any Seller Affiliate prior to the Closing as service with Purchaser or Purchaser Affiliate in connection with the paid vacation policy of Purchaser or Purchaser Affiliate; provided, however, for the portion of the year in which the Closing occurs, such Accepting Employees shall be deemed to accrue vacation only for the portion of the year during which such Accepting Employee is employed by the Purchaser or Purchaser's Affiliate.

(g) Purchaser shall provide any Accepting Employee whose employment with the Purchaser or the applicable Purchaser Affiliate is terminated by Purchaser or such Purchaser Affiliate (other than for "cause") during the twelve (12) month period following the Closing, with severance pay that is no less favorable than the severance pay such employee would have received under the applicable Seller Plan as of July 15, 2001. For the avoidance of doubt, Purchaser shall retain no liability with respect to the severance or termination costs of Seller Employees that Purchaser determines not to hire or with respect to Seller Employees who otherwise fail to become Accepting Employees, and Seller Group shall indemnify Purchaser and its Affiliates for any such liabilities that may pass to Purchaser or such Affiliate by operation of law, as provided under Section 5.4 hereof.

(h) To the extent the applicable non-US law requires Purchaser, or the Purchaser Affiliate to continue or maintain a Foreign Plan, Seller shall transfer the assets and liabilities applicable to such Foreign Plan to Purchaser or the Purchaser Affiliate, as applicable provided, however, that any accumulated liabilities in excess of the assets of any such Foreign Plan, as of the date of such transfer, shall remain a Seller Employee Liability, regardless of the foregoing, for which Purchaser or Purchaser Affiliate shall be entitled to indemnification in accordance with Section
     5.4 hereof. No later than sixty (60) days following the Closing, Purchaser or Purchaser Affiliate shall make available a defined contribution plan which is intended to be qualified under Section 401(a) of the Code and maintained or sponsored by Purchaser or Purchaser Affiliates and shall cause such plan to accept a direct rollover of any "eligible rollover distribution" of any Accepting U.S. Employee from the Comdisco, Inc. Retirement Plan (including any outstanding loan under the account of any such Accepting U.S. Employee). Purchaser or Purchaser Affiliate shall operate and administer such plan in respect of such rollovers in accordance with the terms of such plan and applicable law. No later than twenty (20) business days following the Closing, Seller shall furnish to Purchaser or Purchaser Affiliate, as applicable, the years of service credited to each Accepting U.S. Employee under the Comdisco, Inc. Retirement Plan.

(i) Within five (5) business days of the date of the Approval Order, Seller shall provide a true and complete list (redacted as may be necessary for purposes of applicable data protection or privacy laws) of the following information for each (i) employee of Seller or an Assigning Subsidiary who primarily provides services related to the Purchased Assets; (ii) employee of Seller's Affiliates who primarily provides services related to the Purchased Assets and whose employment relationship will not be transferred to Purchaser or any Purchaser Affiliate by operation of law as a result of the transaction contemplated by the Agreement; and (iii) employee of Seller's Affiliates who primarily provides services related to the Purchased Assets and whose employment relationship will be transferred to Purchaser or any Purchaser Affiliate by operation of law as a result of the transaction contemplated by the Agreement: gross monthly salary, business division, cash bonus and incentive payment and targets, date of commencement of employment, name of employer and title.

(j) No later than 15 days after the date of the Approval Order, Purchaser shall provide Seller schedule of the Seller Employees, if any, with respect to which Purchaser or any Purchaser Affiliate intends to assume Seller's obligations under the Facility and Guaranty Agreement among Comdisco, Inc., The First National Bank of Chicago, as agent, and the Financial Institution Party thereto, dated as of February 2, 1998, to the extent of such obligations relating to the identified Seller Employees, if any. Purchaser and Seller will, after delivery of such schedule, reasonably cooperate with each other to negotiate appropriate documentation for and otherwise facilitate such assumption and the assignment of Seller's subrogation rights in respect thereof to Purchaser.

5.12 Certain Bankruptcy Matters.

(a) Seller shall obtain the Bankruptcy Court approval and entry of an order in the form attached hereto as Exhibit A (with such changes thereto as Purchaser shall approve in its reasonable discretion, the "Approval Order"). Seller agrees to file an affidavit of service with the Bankruptcy Court within three days thereafter that indicates the name and address of each Person upon whom notice of the motions seeking entry of the Approval Order was served, the method of service and includes any and all proofs of such service, including receipts and copies of all publications of any notice of the motions seeking entry of the Approval Order.

(b)  [Intentionally Omitted.]

(c) Purchaser and Seller agree to make promptly any filings, to take all actions and to use their reasonable best efforts to obtain entry of the Approval Order and any and all other approvals and orders necessary or appropriate for the consummation of the transactions contemplated hereby; provided, however neither Purchaser nor any Purchaser Affiliate shall be required to cease operating or divest itself of any of its businesses or assets. Seller shall provide each applicable taxing authority in each jurisdiction in which it or any of its Assigning Subsidiaries which are debtors in the Chapter 11 Cases are subject to Tax with copies of any motion for entry of an Approval Order or any other order relating to the transactions contemplated by this Agreement at least 10 days prior to the hearing on such motion.

(d) If the Approval Order or any other orders of the Bankruptcy Court relating to this Agreement shall be appealed by any Person (or a petition for certiorari or motion for rehearing, reargument or stay shall be filed with respect thereto), Seller agrees to take all steps as may be reasonable and appropriate to defend against such appeal, petition or motion, and Purchaser agrees to cooperate in such efforts. Each party hereto agrees to use its reasonable best efforts to obtain an expedited resolution of such appeal, provided that nothing herein shall preclude the parties hereto from consummating the transactions contemplated herein if the Approval Order shall have been entered and have not been stayed and Purchaser has waived in writing the requirement that the Approval Order be a Final Order in which event Purchaser shall be able to assert the benefits of Section 363(m) of the Bankruptcy Code as a consequence of which such appeal shall become moot.

(e) In the event that any Assigning Subsidiary has made a filing under the bankruptcy or insolvency legislation of any jurisdiction other than the United States, Seller will cause such Assigning Subsidiary to file the necessary proceedings and to use its reasonable best efforts to obtain an order or orders including such provisions of the Approval Order as are available under the laws of the jurisdiction and as are appropriate in the circumstances.

5.13 Tax Payments. From and after the Closing Date, Seller shall use that portion of the Purchase Price placed in escrow pursuant to Section 2.6 to pay and discharge all personal property, ad valorem and other Tax payments for which Seller or any Assigning Subsidiary is responsible pursuant to Section 2.5 and
Section 5.3(c)(i).

5.14 Confirmations. Between the date of this Agreement and the Closing, Seller shall engage an independent accounting firm, acceptable to Purchaser, that shall attempt to obtain from each Obligor under the Financing Contracts of the type specified in the definition of Purchased Financing Contracts, without giving effect to clause (H)(y) of the proviso thereof, a confirmation in the form attached hereto as Schedule 5.14 (that has been completed with the appropriate data), or a confirmation of such information by the Obligor verbally to the extent deemed satisfactory to Purchaser in its sole discretion, of the validity of the data set forth in such confirmation, and Seller shall use its commercially reasonable efforts to cooperate with such accounting firm to obtain such confirmations. Seller shall, or shall cause such accounting firm to, deliver to Purchaser, true and correct copies of the confirmations sent to and received from Obligors.

5.15 [Intentionally Omitted.]

5.16 [Intentionally Omitted.]

5.17 [Intentionally Omitted.]

5.18 [Intentionally Omitted.]

5.19  Schedule of Credit  Enhancements.  Seller shall have  delivered an updated
Schedule 3.18(d) (updated as of the date of delivery thereof) not more than 10 days and not less than 3 days prior to Closing.

5.20 [Intentionally Omitted.]

5.21 Schedule 5.21 Lease. Prior to Closing, Seller shall, to the extent permitted by applicable law, cause all right, title and interest of the lessor under the Financing Contract listed on Schedule 5.21 hereto, and the Portfolio Property related thereto, to be assigned from Comdisco Equipment Solutions Ltd. (Cayman Islands) to Comdisco Deutschland GmbH.

5.22 Original Master Leases. From and after the Closing, Purchaser shall hold, and shall cause the applicable Purchaser Affiliate to hold, all original master lease agreements and applicable schedules and Credit Enhancements thereto delivered to Purchaser or the applicable Purchaser Affiliate at the Closing for the benefit of Seller and the applicable Assigning Subsidiaries solely to the extent such original documents relate to a Financing Contract that is an Excluded Asset. Purchaser shall permit, and shall cause the applicable Purchaser Affiliate to permit, upon the written request of Seller or any Assigning Subsidiary, Seller or the applicable Assigning Subsidiary to use such original master lease agreements or applicable schedules and Credit Enhancements thereto for the purposes of enforcing Seller's or any such Assigning Subsidiary's rights under any Financing Contract that is an Excluded Asset. Seller shall return, and shall cause the applicable Assigning Subsidiary to return, to Purchaser or the applicable Purchaser Affiliate any original master lease or applicable schedules and Credit Enhancements thereto promptly following such time as Seller or the applicable Assigning Subsidiary no longer requires such master lease, schedule or Credit Enhancement for the purposes described herein. In the event Purchaser (or any Purchaser Affiliate) and Seller (or any Assigning Subsidiary) require an original master lease agreement or schedule or Credit Enhancement thereto in order to commence, pursue or enforce concurrent actions against a particular Obligor or guarantor (or such Obligor's Affiliates or any provider of such Credit Enhancement) under a Financing Contract, Purchaser and Seller shall (and shall cause their respective Purchaser Affiliates and Assigning Subsidiaries, as applicable) to cooperate with one another in connection with the use of such original documents pursuant to such concurrent actions.

5.23 Purchased Discounted Financing Agreements. At the Closing, Seller shall deliver to Purchaser all original documents evidencing the Purchased Discounted Financing Agreements.

5.24 Closing Date Portfolio Information. Within 30 days after the Closing Date, Seller shall deliver to Purchaser the Closing Date Portfolio Tape, and the Portfolio Information, as of the Closing Date, described in items (A) through
(E) of the definition thereof.

5.25 Administrative Claims. All amounts to be paid to Purchaser pursuant to this Agreement shall constitute an allowed administrative expense claim with priority over any and all administrative expenses of the kind specified in Sections 503, 507 and 1114 of the Bankruptcy Code, and shall be, at Purchaser's option and as otherwise permitted by this Agreement, (i) immediately payable if and when any such obligation of Seller arises under this Agreement, or (ii) credited against any amounts owed by Purchaser to Seller pursuant to this Agreement.

5.26 Inventory Remarketing. With respect to equipment and inventory of the Electronics Segment owned by a member of the Selling Group as of the Closing or which a member of the Seller roup acquires with respect to a Financing Contract that is not a Purchased Financing Contract during the one year period following the Closing Dateconsisting of electronics equipment as to which a member of the Seller Group either (A) holds for sale or lease or (B) possesses as a result of the expiration of the term or early termination of a Financing Contract or the exercise by a member of the Seller Group of its rights under a Financing Contract following a default by the Obligor thereunder ("Inventory"), Purchaser shall on a non-exclusive basis on behalf of Seller remarket or otherwise dispose of such Inventory, for a remarketing fee equal to 15% of the net proceeds of any final sale of such Inventory. In the event any such Inventory has not been disposed of by the Seller on the date that is one year following the Closing Date, Purchaser shall provide for the storage of such Inventory at a location in Santa Clara County, California at no cost to Seller for the following one year period, and in the event that any such Inventory has not been disposed of by the Seller on the date that is two years following the Closing Date, Purchaser shall provide storage of such Inventory and Seller shall pay Purchaser the fair market value of storage of such Inventory thereafter.

5.27 Access to Accepting Employees. For a period of 150 days following the Closing, Purchaser shall provide, or cause to be provided, to members of the Seller Group reasonable access, during normal business hours, to Accepting Employees for purposes of consultation regarding any Delinquency Contracts (regardless of whether any such Financing Contracts become Delinquency Contracts prior to or following the Closing Date) held by any member of the Seller Group.

ARTICLE VI

                             CONDITIONS TO CLOSING;
                         ABANDONMENT OF THE TRANSACTION

6.1 The Closing. Unless this Agreement has been terminated and the transactions herein abandoned pursuant to Article 7, the Closing of the sale of the Purchased Assets hereunder shall (subject to Sections 6.2 and 6.3) be held at the offices of Skadden, Arps, Slate, Meagher & Flom (Illinois) or such other location as the parties may mutually agree upon, on the last Business Day in the month that the conditions to Closing have been satisfied or waived (other than those conditions that by their nature cannot be satisfied until the Closing, but subject to all such conditions having been satisfied or waived at the time of the Closing), or at such other times as the parties may mutually agree. If any of the conditions specified in Section 6.2 hereof have not been satisfied, Purchaser may nevertheless at its election waive such conditions and proceed with the transactions contemplated hereby, and, if any of the conditions specified in
Section 6.3 hereof have not been satisfied, Seller may nevertheless at its election waive such conditions and proceed with the transactions contemplated hereby. Any such election to proceed shall be evidenced by a certificate executed on behalf of the electing party by its authorized representative. Purchaser and Seller shall hold a second closing (the "Second Closing") on the last Business day of the month immediately following the Closing. At the Second Closing, provided the conditions in Section 6.2 and 6.3 have been satisfied or waived, the Seller Group shall transfer to Purchaser, or a Purchaser Affiliate, such Financing Contracts that did not meet the requirements of a Purchased Financing Contract on the Closing Date (and accordingly were not transferred on the Closing Date) but which do meet the requirements of a Purchased Financing Contract at such Second Closing.

6.2 Conditions to Purchaser's Obligations to Close. The obligations of Purchaser or the Purchaser Affiliates to purchase the Purchased Assets and to otherwise consummate the Closing shall be subject to the following conditions:

(a) Except to the extent waived in writing by Purchaser hereunder, (i) the representations and warranties of Seller contained herein (other than the representation and warranty contained in Section 3.7(a)) shall be true and correct in all respects at the Closing (without giving effect to any materiality, Seller's Knowledge or Material Adverse Effect qualifications or exceptions contained in such representations and warranties), in each case with the same effect as though made at and as of such time (other than representations and warranties that are made as of a specific date, which need be true and correct as of such date), except where the failure to be true and correct has not had, and is not likely to have, a Material Adverse Effect and (ii) there shall not have occurred any effect, result, occurrence, event, fact, set of facts or change that would constitute a Material Adverse Effect between the date of this Agreement and the Closing; Seller shall have performed in all material respects all obligations and complied in all material respects with all covenants required by this Agreement to be performed or complied with by Seller at or prior to the Closing (except to the extent waived hereunder in writing by Purchaser); and Seller shall have delivered to Purchaser a certificate of Seller in form and substance reasonably satisfactory to Purchaser, dated the Closing Date, and signed on behalf of Seller by its authorized representative, in his (or her) respective representative capacity, and not individually, to all such effects and certifying the satisfaction of the conditions set forth in this Section 6.2 (except to the extent waived hereunder in writing by Purchaser). For the avoidance of doubt, Seller and Purchaser agree that for the purpose of determining whether representations and warranties are true and correct in all respects at Closing, any Purchased Assets transferred to Purchaser or any Purchaser Affiliate at a prior Closing shall not be deemed a Purchased Asset at a subsequent Closing.

(b) (i) On the Closing Date, there shall be no injunction, writ, preliminary restraining order or other order in effect of any nature issued by a Governmental Entity of competent jurisdiction directing that the transactions provided for herein or any portion thereof not be consummated as provided herein.

     (ii) (A) No action or proceeding shall have been instituted and, at what would otherwise have been the Closing Date, remain pending before a Governmental Entity, (1) to restrain, prohibit or otherwise challenge the sale of the Purchased Assets to Purchaser or the performance of the material obligations of the parties hereto, or (2) seeking substantial damages from Purchaser or any of its Affiliates as a result of the sale of the Purchased Assets to the Purchaser or the performance of the material obligations of the parties hereto; provided, that, damages of $10 million or more with respect to Taxes or any indemnities with respect thereto shall be deemed substantial damages for purposes of this clause (2), and (B) and no Governmental Entity shall have notified either party to this Agreement that the consummation of the transactions contemplated hereby would constitute a violation of the laws of the United States or any State thereof or the laws of the jurisdiction to which such Governmental Entity is subject and that it intends to commence proceedings to restrain the consummation of such transactions, to force divestiture if the same are consummated or to materially modify the terms or results of such transactions unless such Governmental Entity shall have withdrawn such notice, or has otherwise indicated in writing that it will not take any action, prior to what would otherwise have been the Closing Date; provided, further, if -------- ------- any such action or proceeding shall have been instituted and, at what would otherwise have been the Closing Date, remain pending before a Governmental Entity, Purchaser may, at its option, elect to exclude assets (and related liabilities) from the Purchased Assets and Assumed Liabilities notwithstanding the definitions thereof to the extent necessary to enable the conditions set forth in this subparagraph (b)(ii)(B) to be satisfied.

(c) All Authorizations, consents and approvals referred to in Section 3.4 hereof (without giving effect to any qualifications for materiality with regard to Authorizations, consents or approvals from any Governmental Entity), shall have been obtained and all Authorizations required for the valid consummation by Seller and Purchaser of the transactions contemplated by this Agreement (including, without limitation, the expiration of any applicable waiting period under the HSR Act and similar legislation in other jurisdictions (including, without limitation, the Competition Act (Canada)) shall have been obtained; provided, however, if any requisite Authorizations, consents and approvals of any Governmental Entity required for the acquisition by Purchaser or a Purchaser Affiliate of a portion of the Purchased Assets shall not have been obtained by the Closing, Purchaser may, at its option, elect to exclude such assets (and related liabilities) from the Purchased Assets and Assumed Liabilities notwithstanding the definitions thereof to the extent necessary to enable the conditions set forth in this subparagraph (c) to be satisfied.

(d) On the Closing Date, Seller shall have (i) delivered to Purchaser or any Purchaser Affiliate the original master lease, applicable schedules and Credit Enhancements thereto (other than master leases, schedules and Credit Enhancements related to any Purchased Discounted Financing Agreement to the extent copies thereof, certified as true, correct and complete by an officer of Seller, have been provided to Purchaser) and the documents described on Section 5.1(a) with respect to each Purchased Financing Contract that Seller has in its possession, and any and all escrows, deposits, security, impounds, accounts or other or additional collateral relating to each Purchased Financing Contract (in each case that is a Purchased Asset); and (ii) executed, acknowledged and delivered to Purchaser or any Purchaser Affiliate the Foreign Transfer Agreements and such other transfer instruments or documents as may be necessary to transfer, or evidence the transfer, of each Purchased Financing Contract and each other Purchased Asset to Purchaser or any Purchaser Affiliate, all in such form as Purchaser or its counsel may reasonably request specifically identified to Seller by Purchaser at least 60 days prior to Closing; and (iii) executed and delivered to Purchaser or any Purchaser Affiliate UCC-1 financing statements naming Purchaser, and/or an applicable Purchaser Affiliate, as the "purchaser" and Seller, and/or an applicable Assigning Subsidiary, as the "seller" and describing the Purchased Assets in the United States, to be filed with the Secretary of State of the State of Illinois and the Secretary of State of the State of Delaware. Delivery to Purchaser of any document described in Section 5.1(a) other than the original master lease, applicable schedules and Credit Enhancements thereto described above shall not be a condition to Closing.

(e) Since the date of the Approval Order, there shall not have occurred any effect, result, occurrence, event, fact, set of facts or change that constitutes a Material Adverse Effect.

(f)  Seller shall have executed the Transitional Services Agreement.

(g)  [Intentionally Omitted.]

(h)  [Intentionally Omitted.]

(i) The Approval Order and any other orders of the Bankruptcy Court with respect to this Agreement shall have been entered, shall be in form and substance reasonably satisfactory to Purchaser, and shall have each become a Final Order.

(j) Seller and each Assigning Subsidiary that is domiciled in the United States shall have delivered a certificate of non-foreign status in accordance with
     Section 1445 of the Code, and any similar state required documents requested by the Purchaser.

(k)  Any   advance   rulings   required   to  be  filed   pursuant   to  Section
     5.3(c)(ii)(A)(2) shall have been filed.

(l) At the Closing, Seller shall provide Purchaser with (i) a copy of the Approval Order that has been certified by the Clerk of the Bankruptcy Court and (ii) a copy of the Bankruptcy Court's docket for the eleven-day period subsequent to entry of the Approval Order that has been certified by the Clerk of the Bankruptcy Court or, if the Closing has not occurred on the thirteenth day following entry of the Approval Order on the Bankruptcy Court's docket, a copy of the Bankruptcy Court's docket certified by the Clerk of the Bankruptcy Court for the period commencing on and including the date of entry of the Approval Order through and including the date that is two days before the Closing.

6.3 Conditions to Seller's Obligations to Close. The obligations of the Seller to sell the Purchased Assets and to otherwise consummate the Closing shall be subject to the following conditions:

(a) Except to the extent waived in writing by Seller hereunder, the representations and warranties of Purchaser contained herein shall be true and correct in all material respects at the Closing, in each case with the same effect as though made at and as of such time with the same effect as though made at and as of such time (without giving effect to any materiality or Material Adverse Effect qualifications or exceptions contained therein); Purchaser shall have performed in all material respects all obligations and complied in all material respects with all covenants required by this Agreement to be performed or complied with by it at or prior to the Closing (except to the extent waived hereunder in writing by Seller); and Purchaser shall have delivered to Seller a certificate of Purchaser in form and substance reasonably satisfactory to Seller, dated the Closing Date, and signed on its behalf by its authorized representative, in his (or her) representative capacity, and not individually, to all such effects and certifying the satisfaction of the conditions set forth in this Section 6.3 (except to the extent waived hereunder in writing by Seller).

(b)

     (i) On the Closing Date, there shall be no injunction, writ, preliminary restraining order or other order in effect of any nature issued by a Governmental Entity of competent jurisdiction directing that the transactions provided for herein or any portion thereof not be consummated as provided herein.

     (ii) No action or proceeding shall have been instituted and, at what would otherwise have been the Closing Date, remain pending before a Governmental Entity to restrain, prohibit or otherwise challenge the sale of the Purchased Assets to Purchaser or the performance of the material obligations of the parties hereto.

     (iii)Except to the extent Purchaser elects to exercise its option set forth in Section 6.2(b)(ii), no Governmental Entity shall have notified either party to this Agreement that the consummation of the transactions contemplated hereby would constitute a violation of the laws of the United States or the laws of any state thereof or the laws of any foreign country, or the laws of the jurisdiction to which such Governmental Entity is subject and that it intends to commence proceedings to restrain the consummation of such transactions, to force divestiture if the same are consummated or to materially modify the terms or results of such transactions unless such Governmental Entity shall have withdrawn such notice, or has otherwise indicated in writing that it will not take any action, prior to what would otherwise have been the Closing Date.

(c)  Except to the extent  Purchaser  elects to exercise its option set forth in
     Section 6.2(c), all Authorizations, consents and approvals of any Governmental Entity required for the valid consummation by Seller and Purchaser of the transactions contemplated by this Agreement in respect of the Purchased Assets (including, without limitation, the expiration of any applicable waiting period under the HSR Act and similar legislation in other jurisdictions (including, without limitation, the Competition Act (Canada)) shall have been obtained, as determined after taking into account any exclusion by Purchaser, at its option, of assets or liabilities from the Purchased Assets and Assumed Liabilities pursuant to Section 6.2(c).

(d)  Purchaser  shall  have made the  payments  required  by the  provisions  of
     Section 2.3 hereof.

(e)  [Intentionally Omitted.]

(f)  [Intentionally Omitted]

(g) Purchaser (or, as applicable, the Purchaser Affiliates) shall have executed the Transitional Services Agreement.

(h)  The Approval Order shall have been entered.

(i) Purchaser and all Purchaser Affiliates shall have executed, acknowledged and delivered to the appropriate members of the Seller Group instruments of assumption and/or foreign instruments of assumption, as the case may be, as may be necessary to assume, or evidence the assumption of each Assumed
     Liability or other liability which Purchaser or Purchaser Affiliates have expressly agreed to assume or be responsible for pursuant to the terms of this Agreement, all in such form as Seller or its counsel may reasonably request.

(j) The entry by the Bankruptcy Court of an order (similar to the Approval Order) with respect to the Lab & Scientific Agreement shall have occurred in such a manner as to satisfy the applicable contingencies described in Sections 2.2, 2.7 and 2.8 unless Purchaser agrees that the payments set forth in Section 2.2, 2.7 and 2.8 shall be payable pursuant to the terms thereof as if there was an entry by the Bankruptcy Court of an order (similar to the Approval Order) with respect to the Lab & Scientific Agreement that satisfies the applicable contingencies described therein.

ARTICLE VII

                                   TERMINATION

7.1  Termination.   This  Agreement  may  be  terminated  and  the  transactions contemplated hereby may be abandoned at any time prior to the Closing:

(a)  by mutual consent of each of Seller and Purchaser; or

(b)  by either of Seller or Purchaser:

     (i)  [Intentionally Omitted];

     (ii) if a Governmental Authority shall have issued an order, decree or ruling or taken any other action permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by this Agreement and such order, decree, ruling or other action shall have become final and nonappealable; or

     (iii)if the initial Closing shall not have occurred on or before March 31, 2002.

7.2 Procedure and Effect of Termination. In the event of termination and abandonment of the transactions contemplated hereby pursuant to Section 7.1, written notice thereof shall forthwith be given to the other parties to this Agreement and this Agreement shall terminate (subject to the provisions of this
Section 7.2) and the transactions contemplated hereby shall be abandoned, without further action by any of the parties hereto. If this Agreement is terminated as provided herein, no party hereto shall have any liability or further obligation to any other party to this Agreement resulting from such termination except (i) that the provisions of this Section 7.2, Section 5.8, and the provisions of Article 8 hereof shall remain in full force and effect and
(ii) no party waives any claim or right against a breaching party to the extent that such termination results from the breach by a party hereto of any of its representations, warranties, covenants or agreements set forth in this Agreement.

ARTICLE VIII

                                     GENERAL

8.1 Amendments. This Agreement may only be amended, modified, superseded or canceled and any of the terms, covenants, representations, warranties or conditions hereof may be waived only by an instrument in writing signed by each of the parties hereto or, in the case of a waiver, by or on behalf of the party waiving compliance.

8.2 Integrated Contract. Except for the Confidentiality Agreement dated October 5, 2001, as amended, between Purchaser and Seller, the Lab & Scientific Agreement, this Agreement and the Exhibits and Schedules hereto, and any written amendments to this Agreement satisfying the requirements of Section 8.1 hereof, together with the Transitional Services Agreement (i) constitute the entire agreement among Seller and Purchaser with respect to the subject matter hereof or thereof, and (ii) supersede and replace all correspondence, understandings and communications between the parties hereto with respect to the transactions contemplated by this Agreement. By execution of this Agreement, the parties hereto acknowledge that, notwithstanding Purchaser's signature thereon, the Original Purchase Agreement is amended, restated and replaced by this Agreement, and the Original Purchase Agreement and the bid made therewith is no longer of any force and effect.

8.3 Governing Law. This Agreement and the legal relations between the parties hereto arising thereunder shall be governed by and construed in accordance with the laws of the State of Illinois, without regard to the principles regarding the choice of law. The parties hereby agree that, without limitation of any party's right to appeal any order of the Bankruptcy Court, and except as provided in Section 5.4 hereof, (a) the Bankruptcy Court shall retain exclusive jurisdiction to enforce the terms of this Agreement and to decide any claims or disputes that may arise or result from, or be connected with, this Agreement, any breach or default hereunder, or the transactions contemplated herein, and
(b) any and all claims, causes of action, suits and proceedings relating to the foregoing shall be filed and maintained only in the Bankruptcy Court, and the parties hereby consent and submit to the jurisdiction of the Bankruptcy Court.

8.4 Notices. Any notices or other communications required or permitted hereunder shall be sufficiently given if sent by registered mail or certified mail, postage prepaid, by overnight courier service, or by telecopy or other written form of electronic communication:

                  If to Seller, to:

                           Comdisco, Inc.
                           6111 North River Road
                           Rosemont, Illinois  60018
                           Facsimile:  (847) 518-5440
                           Attention:  General Counsel

                  with a copy to:

                           Skadden, Arps, Slate, Meagher & Flom (Illinois) 333 West Wacker Drive, Suite 2100
                           Chicago, Illinois  60606
                           Facsimile:  (312) 407-0411
                           Attention:       John Wm. Butler, Jr., Esq.
                                            Charles W. Mulaney, Jr., Esq.

                  and if to Purchaser, to:

                           General Electric Capital Corporation -
                           Commercial Equipment Financing
                           44 Old Ridgebury Road
                           Danbury, Connecticut  06810
                           Facsimile:  (203) 796-1313
                           Attention:  General Counsel

                  with a copy to:

                           Weil, Gotshal & Manges LLP
                           767 Fifth Avenue
                           New York, New York  10153
                           Facsimile:  (212) 310-8000
                           Attention:  Gary T. Holtzer, Esq.

or to such other address as shall be furnished in writing by Purchaser or Seller, as the case may be, to the other, and any such notice or communication shall be deemed to have been given as of the date so mailed, dispatched or transmitted (except that a notice of change of address shall not be deemed to have been given until received by the addressees).

8.5 No Assignment. This Agreement may not be assigned, except by operation of law; provided that (i) any obligations of Purchaser may be performed by a Purchaser Affiliate and any rights of Purchaser may be exercised by a Purchaser Affiliate, (ii) Purchaser may assign its rights, but not its obligations, hereunder to any Person in connection with (A) any securitization or assignment of the Financing Contracts or (B) any other transfer or sale of any of the Purchased Assets. Notwithstanding the foregoing, however, no assignment otherwise permitted hereunder shall, without the written consent of Seller, relieve Purchaser from any of its liabilities hereunder. References to Purchaser in this Agreement shall be deemed to include or refer to each Purchaser Affiliate, unless the context otherwise requires.

8.6 Headings. The descriptive headings of the several Articles and Sections of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

8.7 Counterparts. This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement, and shall become effective when such counterparts have been signed by each party hereto and delivered to the other party hereto.

8.8 Announcements. Purchaser and Seller agree to consult with each other prior to issuing any press release or otherwise making any public statement with respect to the transactions contemplated hereby, and shall not issue any such press release or make any such public statement in such regard prior to such consultation and without the prior consent of the other party (which consent shall not be unreasonably withheld or delayed), except as may be required by any law or pursuant to any listing agreement with any securities exchange or any stock exchange regulations.

8.9 Severability. If at any time subsequent to the date hereof, any provision of this Agreement shall be held by any court of competent jurisdiction to be illegal, void or unenforceable, such provision shall be of no force and effect, but the illegality or unenforceability of such provision shall have no effect upon and shall not impair the enforceability of any other provision of this Agreement.

8.10 Binding Effect. This Agreement and the covenants, terms and conditions set forth herein shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and permitted assigns.

8.11 Waiver of Jury Trial. EACH OF THE PARTIES HERETO KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHTS IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH, THIS AGREEMENT OR ANY EXHIBIT HERETO, OR ANY COURSE OF CONDUCT, COURSE OF DEALING OR STATEMENTS (WHETHER VERBAL OR WRITTEN) RELATING TO THE FOREGOING. THIS PROVISION IS A MATERIAL INDUCEMENT FOR THE PARTIES HERETO TO ENTER INTO THIS AGREEMENT.

8.12 No Third Party Beneficiary. This Agreement is not intended and shall not be construed to confer upon any Person other than the parties hereto any rights or remedies hereunder except that the parties hereto agree and acknowledge that the agreements and covenants contained in Section 5.4 are, subject to Articles 7 and 8 hereof, intended for the benefit of the indemnified parties referred to therein (each such Person, a "Third Party Beneficiary"), and that, subject to Articles 7 and 8 hereof, each such indemnified party, although not a party to this Agreement, shall be and is hereby constituted a direct and irrevocable third-party beneficiary of the agreements and covenants contained in Section 5.4 and shall have the right to enforce such agreements and covenants against the applicable party thereto in all respects fully and to the same extent as if such Third Party Beneficiary were a party hereto. Notwithstanding the foregoing, this Agreement (including but not limited to Section 5.4 hereof) may be amended or waived by Purchaser and Seller at any time and from time to time in accordance with Section 8.1 hereof and any such amendment or waiver shall be fully effective with respect to the rights of the Third Party Beneficiaries under
Section 5.4 hereof.

8.13 Conveyancing Documents. No provision contained in any conveyancing document delivered pursuant to this Agreement shall affect in any manner whatsoever any of the indemnification provisions contained herein.

8.14 Expenses. Except as otherwise specifically set forth in this Agreement, Seller and Purchaser will each be responsible for the payment of their own respective costs and expenses incurred in connection with the negotiations leading up to and the performance of their respective obligations pursuant to this Agreement. For the avoidance of doubt, Purchaser shall bear and be responsible for the payment of all filing fees pursuant to the HSR Act or any corresponding anti-trust, competition or similar legislation in any other jurisdictions.

8.15 Currency. All of the dollar amounts mentioned in this Agreement or in the Schedules or Exhibits annexed hereto shall be in U.S. funds.

     IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be executed on its behalf by its officers or representatives thereunto duly authorized, as of the date first above written.

                      GENERAL ELECTRIC CAPITAL CORPORATION



                              By:
                              -----------------------------------------------
                              Name:
                              -----------------------------------------------
                              Title:
                              -----------------------------------------------



                     COMDISCO, INC., a Delaware corporation



                               By:
                               ----------------------------------------------
                               Name:
                               ----------------------------------------------
                               Title:
                               ----------------------------------------------

                                List of Schedules


Schedule 1.1A                Accounting Principles
Schedule 1.1B                Assigning Subsidiaries
Schedule 1.1D                Excluded Intercompany Agreements, Contracts and
                             Commitments
Schedule 1.1G                Individuals with Seller's Knowledge
Schedule 1.1H                Employees
Schedule 1.1I                Form of Delinquency Report
Schedule 1.1M                Financial Statements of Assigning Subsidiaries
Schedule 1.1O                Discounted Financing Agreements
Schedule 1.1X                Exceptions to Insolvent Subsidiaries
Schedule 2.1(a)(iii)         Purchased Other Contracts
Schedule 3.3                 Conflicts
Schedule 3.4                 Required Consents
Schedule 3.5                 Violations of Law
Schedule 3.6(a)              Financial Statements
Schedule 3.6(c)              Portfolio Tape Information
Schedule 3.7(a)              Absence of Certain Changes
Schedule 3.7(b)              Capital Expenditures; Waivers; Modifications
Schedule 3.7(c)              Non-Ordinary Course ERISA matters
Schedule 3.8(a)              Seller Plans
Schedule 3.8(b)              Additional Employment Documents
Schedule 3.8(c)              Disclosure Regarding Seller Plans
Schedule 3.8(f)              Contributions to Seller Plans
Schedule 3.8(k)              Material Violations Regarding Seller Plans
Schedule 3.8(l)              Pending Claims Related to Seller Plans
Schedule 3.8(o)              Post-Employment Benefits
Schedule 3.8(q)              Payments to Seller Employees
Schedule 3.8(s)              Securities Issued Pursuant to Seller Plans
Schedule 3.8(v)              Disclosure Regarding Foreign Plans
Schedule 3.8(w)              Labor Organizations
Schedule 3.9(a)              Disclosures Regarding Tax Returns
Schedule 3.9(c)              Taxing Authority Claims
Schedule 3.9(d)              Audit Reports
Schedule 3.9(e)              Tax Withholdings
Schedule 3.9(f)              Tax Liens
Schedule 3.9(g)              Other Tax Disclosures
Schedule 3.9(o)              Consistent Tax Reporting Standards
Schedule 3.12(a)             Disclosures Regarding Purchased Other Contracts
Schedule 3.12(b)             Disclosures Regarding Material Contracts
Schedule 3.13                Litigation
Schedule 3.17(b)             Conduct of Business
Schedule 3.18(a)             Purchased Financing Contracts and Credit
                             Enhancements
Schedule 3.18(b)             Additional Disclosure Regarding Purchased
                             Financing Contracts and Credit Enhancements
Schedule 3.18(c)             Purchased Financing Contracts subject to residual
                             and other agreements
Schedule 3.18(d)             Certain Credit Enhancements
Schedule 3.18(f)             Required Consent Financing Contracts
Schedule 3.19(a)             Title to Portfolio Property
Schedule 3.19(b)             Portfolio Property - Compliance with Laws
Schedule 3.20                Environmental Matters
Schedule 3.26                Disclosures Regarding Purchased Discounted
                             Financing Agreements
Schedule 3.27                Transferred European Leases
Schedule 5.1(a)              Required Purchased Financing Documentation
Schedule 5.14                Form of Lease Confirmation

                                    Exhibit A

                                 Approval Order

                                 [See Attached]

                                    Exhibit B

                         Transitional Services Agreement

                                 [See Attached]

                                TABLE OF CONTENTS
                                   (continued)
                                                                            Page


                                TABLE OF CONTENTS

                                                                            Page


ARTICLE I             DEFINITIONS..............................................1

         1.1      Definitions..................................................1

ARTICLE II            PURCHASE OF ASSETS......................................22

         2.1      Purchased Assets............................................22

         2.2      The Purchase Price..........................................23

         2.3      Initial Payment.............................................24

         2.4      Settlement Payments.........................................25

         2.5      Prorations..................................................25

         2.6      Tax Escrow..................................................25

         2.7      Contingent Payment..........................................26

         2.8      Excess Electronics Collections..............................27

         2.9      [Intentionally Omitted].....................................29

         2.10     No Additional Obligation....................................29

ARTICLE III           REPRESENTATIONS AND WARRANTIES OF SELLER................29

         3.1      Organization and Good Standing..............................29

         3.2      Corporate Authority.........................................29

         3.3      No Conflicts................................................30

         3.4      Consents....................................................30

         3.5      No Violations of Law........................................31

         3.6      Financial Statements; Reports...............................31

         3.7      Absence of Certain Changes..................................32

         3.8      Employee Benefit Plans and Employee Matters.................33

         3.9      Taxes.......................................................36

         3.10     [Intentionally Omitted.]....................................40

         3.11     [Intentionally Omitted.]....................................40

         3.12     Purchased Other Contracts...................................40

         3.13     Litigation and Liabilities..................................40

         3.14     [Intentionally Omitted.]....................................41

         3.15     [Intentionally Omitted.]....................................41

         3.16     Brokers' or Finders' Fees, etc..............................41

         3.17     Conduct of Business.........................................41

         3.18     Purchased Financing Contracts...............................41

         3.19     Portfolio Property..........................................43

         3.20     Environmental Matters.......................................44

         3.21     Transactions With State and Local Governments...............44

         3.22     [Intentionally Omitted.]....................................44

         3.23     [Intentionally Omitted.]....................................44

         3.24     [Intentionally Omitted.]....................................44

         3.25     San Diego Facility..........................................44

         3.26     Purchased Discounted Financing Agreements...................45

         3.27     Transferred European Leases.................................45

ARTICLE IV            REPRESENTATIONS AND WARRANTIES OF PURCHASER.............45

         4.1      Organization and Good Standing..............................46

         4.2      Corporate Authority.........................................46

         4.3      No Conflicts................................................46

         4.4      Consents....................................................46

         4.5      Brokers' or Finders' Fees, etc..............................47

         4.6      Financing...................................................47

ARTICLE V             CONDUCT AND TRANSACTIONS PRIOR TO CLOSING; COVENANTS;
                      INDEMNITIES.............................................47

         5.1      Investigations; Certain Covenants...........................47

         5.2      Pending or Threatened Litigation............................51

         5.3      Tax Matters/Allocation of Purchase Price....................51

         5.4      Indemnifications, Assumptions of Liability
                  and Related Matters.........................................58

         5.5 Preparation of Closing Date Schedule of Assets Acquired and Liabilities Assumed; Adjusted Closing Date
                  Schedule of Assets Acquired and Liabilities Assumed;
                  Special Procedures Report of Assets Acquired and
                  Liabilities Assumed; and Purchase Price Certificate.........69

         5.6      Insurance; Risk of Loss.....................................72

         5.7      Further Assurances..........................................72

         5.8      Payment of Broker's or Finder's Fees........................73

         5.9      Supplements to Schedules; Post-Signing Information..........73

         5.10     [Intentionally Omitted.]....................................73

         5.11     Employment..................................................73

         5.12     Certain Bankruptcy Matters..................................76

         5.13     Tax Payments................................................77

         5.14     Confirmations...............................................77

         5.15     [Intentionally Omitted.]....................................77

         5.16     [Intentionally Omitted.]....................................78

         5.17     [Intentionally Omitted.]....................................78

         5.18     [Intentionally Omitted.]....................................78

         5.19     Schedule of Credit Enhancements.............................78

         5.20     [Intentionally Omitted.]....................................78

         5.21     Schedule 5.21 Lease.........................................78

         5.22     Original Master Leases......................................78

         5.23     Purchased Discounted Financing Agreements...................78

         5.24     Closing Date Portfolio Information..........................78

         5.25     Administrative Claims.......................................79

         5.26     Inventory Remarketing.......................................79

         5.27     Access to Accepting Employees...............................79

ARTICLE VI            CONDITIONS TO CLOSING; ABANDONMENT OF THE TRANSACTION...79

         6.1      The Closing.................................................79

         6.2      Conditions to Purchaser's Obligations to Close..............80

         6.3      Conditions to Seller's Obligations to Close.................82

ARTICLE VII           TERMINATION.............................................84

         7.1      Termination.................................................84

         7.2      Procedure and Effect of Termination.........................84

ARTICLE VIII          GENERAL.................................................85

         8.1      Amendments..................................................85

         8.2      Integrated Contract.........................................85

         8.3      Governing Law...............................................85

         8.4      Notices.....................................................85

         8.5      No Assignment...............................................86

         8.6      Headings....................................................87

         8.7      Counterparts................................................87

         8.8      Announcements...............................................87

         8.9      Severability................................................87

         8.10     Binding Effect..............................................87

         8.11     Waiver of Jury Trial........................................87

         8.12     No Third Party Beneficiary..................................87

         8.13     Conveyancing Documents......................................88

         8.14     Expenses....................................................88

         8.15     Currency....................................................88

                                TABLE OF CONTENTS
                                   (continued)





                            ASSET PURCHASE AGREEMENT
                                  (ELECTRONICS)


                                     between



                      GENERAL ELECTRIC CAPITAL CORPORATION



                                       and



                                 COMDISCO, INC.



                          Dated as of January 23, 2002

Exhibit 10.2

                            ASSET PURCHASE AGREEMENT

                              (Lab and Scientific)

     This is an Agreement dated as of January 23, 2002 between General Electric Capital Corporation, a Delaware corporation ("Purchaser"), and Comdisco, Inc., a Delaware corporation ("Seller"), each of which agrees as follows:

                                    Recitals

     WHEREAS, Seller and certain of its affiliates, have filed voluntary petitions (the "Petitions") for relief commencing cases (the "Chapter 11 Cases") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court");

     WHEREAS, pursuant to the Order Under 11 U.S.C.ss.ss.105(A) and Fed. R. Bankr. P. 2002, 6004, 6006 and 9014 Approving (A) Bidding Procedures and (B) The Form of Asset Purchase Agreement (Leasing) issued in the Chapter 11 Cases (the "Bidding Procedures Order"), Purchaser submitted a bid on November 8, 2001 to purchase the Purchased Assets (hereinafter defined) pursuant to the terms of an Asset Purchase Agreement dated as November 8, 2001, which was signed by Purchaser (as subsequently amended pursuant to an Amended and Restated Asset Purchase Agreement submitted on December 12, 2001, the "Original Purchase Agreement");

     WHEREAS, at the auction on November 29 and 30, 2001 held pursuant to the Bidding Procedures Order (the "Auction"), Purchaser modified its bid with regard to certain provisions of the Original Purchase Agreement;

     WHEREAS, this Agreement amends, restates and replaces the Original Purchase Agreement to reflect the changes in Purchaser's bid made at the Auction; and

     WHEREAS, Purchaser and the Purchaser Affiliates (as hereinafter defined) desire to purchase and acquire, and Seller desires to sell, convey, assign and transfer, or cause to be sold, conveyed, assigned and transferred, to Purchaser and the Purchaser Affiliates, the Purchased Assets (as hereinafter defined), and Purchaser and the Purchaser Affiliates are willing to assume, and Seller desires to assign and delegate to Purchaser and the Purchaser Affiliates, or cause each Assigning Subsidiary (as hereinafter defined) to assign and delegate to Purchaser and the Purchaser Affiliates, the Assumed Liabilities (as hereinafter defined), all in the manner and subject to the terms and conditions set forth herein and in accordance with Sections 105, 363 and 365 of the Bankruptcy Code, where applicable.

                                    Agreement

ARTICLE I

                                   DEFINITIONS

     Capitalized terms used in this Agreement shall have the following meanings:

1.1      Definitions.

     "180 Day Delinquency Contract" shall have the meaning given to such term in the definition of "Purchased Financing Contract."

     "Accepting Employees" shall mean Accepting US Employees and Accepting Foreign Employees.

     "Accepting Foreign Employees" shall mean (i) those Seller Employees located in jurisdictions outside of the United States (if any) whose employment shall transfer to Purchaser or a Purchaser Affiliate by operation of applicable law as a consequence of the Closing, as to whom Purchaser or a Purchaser Affiliate has determined to continue their employment (and who have agreed to continue such employment) following the Closing and (ii) Deutschland Transferred Employees.

     "Accepting US Employees" shall mean Seller Employees located in the United States who, after the date hereof, have been offered employment by Purchaser or one of the Purchaser Affiliates, and who have accepted such offer of employment, in each case, contingent upon the Closing.

     "Accounting Principles" shall mean the accounting principles (including accounting methods, practices and procedures) set forth on Schedule 1.1A. When the accounting principles (including accounting methods, practices and procedures) set forth on Schedule 1.1A do not specifically address a particular matter necessary to prepare the Closing Date Schedule of Assets Acquired and Liabilities Assumed, then the accounting principles (including accounting methods, practices and procedures) set forth on Schedule 1.1A shall be supplemented in accordance with United States generally accepted accounting principles applied consistently with the past practices and procedures of the applicable member of the Seller Group in connection with the Purchased Assets or the Assumed Liabilities (as applicable), but only to the extent necessary to address such matter. To the extent that an accounting principle, method, practice or procedure set forth on Schedule 1.1A is not in accordance with generally accepted accounting principles as applicable in the United States, such accounting principle, method, practice or procedure set forth on Schedule 1.1A shall be disregarded for purposes of preparing the Closing Date Schedule of Assets Acquired and Liabilities Assumed but shall be treated as a Special Adjustment.

     "Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed" shall mean a schedule of assets acquired and liabilities assumed, prepared by adjusting the Closing Date Schedule of Assets Acquired and Liabilities Assumed to the Special Adjustments, which shall be described in reasonable detail therein.

     "Advance Payment" shall mean, in respect of any Purchased Financing Contract, any security deposit or other payment that was received as collateral or security, or any advance rent received that would be reflected as "deferred income" on a balance sheet of Seller prepared in accordance with the Accounting Principles, by any member of the Seller Group on or prior to the Closing Date in respect of such Purchased Financing Contract.

     "Affiliate" shall mean, with respect to any Person, any other Person that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, such Person. With respect to Purchaser, Affiliate shall include, without limitation, General Electric Capital Services, Inc. and any Person that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, General Electric Capital Services, Inc.

     "Agreement" shall mean this Asset Purchase Agreement, including the Schedules attached hereto and made a part hereof, as the same may be amended from time to time in accordance with the provisions hereof.

     "Allocation Statement" shall have the meaning given to such term in Section 5.3(a).

                  "Approval Order" shall have the meaning given to such term in
Section 5.12(a)(i).

     "Assigning   Subsidiary"   shall  mean  each  of  the  direct  or  indirect
Subsidiaries of Seller listed on Schedule 1.1B.

     "Assumed Liabilities" shall mean, solely with respect to each member of the Seller Group, (i) all liabilities and obligations relating to Credit Enhancements, excluding any Credit Enhancements that are Advance Payments, required to be paid or performed from and after the Closing, (ii) all obligations under the Purchased Other Contracts arising from and after the Closing, (iii) all obligations under the Purchased Discounted Financing Agreements required to be paid or performed from and after the Closing and any such obligations required to be paid prior to Closing, to the extent such obligation relates to a rental payment that is past due with respect to a Purchased Financing Contract, except obligations arising out of a breach by any member of the Seller Group thereunder, (iv) all accounts payable related to the Purchased Financing Contracts required to be paid from and after the Closing,
(v) all obligations (including, without limitation, residual sharing obligations) under the Purchased Financing Contract required to be paid or performed from and after the Closing and (vi) any obligations as a lessor to any Obligor under any Purchased Financing Contracts purchased from Comdisco France S.A. arising from and after the Closing. For the avoidance of doubt, Assumed Liabilities shall not include any other obligations or liabilities of any member of the Seller Group (including, without limitation, any cure amounts payable to other parties to the agreements, contracts, and commitments referenced in this definition of Assumed Liabilities).

                  "Auction" shall have the meaning given to such term in the Recitals of this Agreement.

     "Authorization" shall mean any domestic or foreign, federal, state, provincial, local or other governmental or other quasi-governmental consent, license, permit, grant, authorization or approval, including but not limited to any consent, license, permit, grant, authorization or approval of any agency, instrumentality or subdivision of the foregoing, which is used in or necessary
(i) to the ownership,  use, lease or operation of any of the Purchased Assets or
(ii) to permit each member of the Seller Group to own or lease the Purchased Assets.

     "Bankruptcy Code" shall have the meaning given to such term in the Recitals of this Agreement.

     "Bankruptcy Court" shall have the meaning given to such term in the Recitals of this Agreement.

     "Bankruptcy Exception" shall mean, in respect of any agreement, contract or commitment, any limitation thereon imposed by any bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or similar law affecting creditors' rights and remedies generally and, with respect to the enforceability of any agreement, contract or commitment, by general principles of equity, including principles of commercial reasonableness, good faith and fair dealing (regardless of whether enforcement is sought in a proceeding at law or in equity).

     "Bidding Procedures Order" shall have the meaning given to such term in the Recitals of this Agreement.

     "Bundled Contracts" shall mean Financing Contracts that contain service, warranty or similar obligations (except remarketing obligations) of any member of the Seller Group or any of their Affiliates.

     "Business Days" shall mean a day other than a Saturday, Sunday or other day on which commercial banks in New York City, New York are authorized or required by law to close.

     "Chapter 11 Cases" shall have the meaning given to such term in the Recitals of this Agreement.

     "Closing" shall mean the effective time of the sale of the Purchased Assets, which for all purposes shall be 11:59 P.M. local time in Chicago, Illinois, on the day on which the Seller Group transfers the Purchased Assets to Purchaser or any of the Purchaser Affiliates pursuant to the terms of this Agreement, and "day of the Closing" and "Closing Date" shall be deemed to mean such day and for the avoidance of doubt the term Closing shall refer to the initial Closing and any subsequent Closings pursuant to the terms of this Agreement.

     "Closing Date Portfolio Tape" shall mean the computer disk, computer tape or other computer format delivered to Purchaser pursuant to Section 5.24 setting forth, as of the Closing Date, the Portfolio Information set forth in the same level of detail for each Purchased Financing Contract, and with the same column headings, as is set forth in each of the March Portfolio Tape and the June Portfolio Tape.

     "Closing Date Schedule of Assets Acquired and Liabilities Assumed" shall mean the schedule of assets acquired and liabilities assumed reflecting the Purchased Assets and the Assumed Liabilities, and the respective amounts thereof, in each case determined as of the Closing Date, and the notes and schedules, if any, thereto, and which shall be prepared in accordance with the provisions of Section 5.5.

     "COBRA" shall mean the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended.

     "Code" shall mean the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder.

     "CPR" shall have the meaning given to such term in Section 5.4(q)(ii).

     "Credit Enhancement" shall mean any (i) Advance Payment, (ii) investment certificate, certificate of deposit, authorization to hold funds, hypothecation, pledge or charge of account or like instrument, (iii) letter of credit, repurchase agreement, agreement of indemnity, guarantee, lease guarantee bond or postponement agreement, (iv) recourse agreement, (v) security agreement, (vi) Property, (vii) certificate representing shares or the right to purchase capital of or interests in, any Person, (viii) agreement, contract or arrangement designed to enhance the creditworthiness of an Obligor, or (ix) bond or debenture, in each case pledged, assigned, mortgaged, charged, hypothecated, made, delivered or transferred as security for the performance of any obligation under or with respect to any Purchased Financing Contract.

     "Damages" shall mean any and all losses, claims, damages, liabilities, obligations, judgments, equitable relief granted, settlements, awards (including back pay awards), demands, offsets, defenses, counterclaims, actions or proceedings, reasonable out-of-pocket costs, reasonable expenses and reasonable legal or attorneys' fees (including any such reasonable costs, reasonable expenses and reasonable legal or attorneys' fees incurred in enforcing any right of indemnification against any Indemnitor or with respect to any appeal), interest and penalties, if any. With respect to Purchaser or any of its Affiliates, Damages shall also be deemed to include, without limitation, any and all losses resulting from the failure of Purchaser or any of its Affiliates to receive any amounts payable with respect to any Purchased Financing Contract. For the avoidance of doubt, nothing in this definition shall be deemed to entitle Purchaser, any Purchaser Affiliate or any other Purchaser Indemnified Party or Seller or any other Seller Indemnified Party to recover any amounts that it is not otherwise entitled to under Section 5.4.

     "Delinquency Contracts" shall mean all Financing Contracts for laboratory and scientific equipment (i) under which any interim or periodic rental payment due thereunder for equipment, including, without limitation, any deferred maintenance costs and prepaid sales tax, is outstanding 60 days or more after the first date on which payment of such amount was required pursuant to the terms of such Financing Contract or (ii) under which there exists a default (other than a payment default) of the Obligor or any provider of a Credit Enhancement relating thereto that would give the lessor a right of acceleration thereunder.

     "Deutschland Transferred Employee" shall mean any employee of Comdisco Deutschland GmbH whose employment will transfer by operation of law as a result of Purchaser's or a Purchaser Affiliate's offer of employment to any other employee of Comdisco Deutschland GmbH.

     "Discounted Financing Agreements" shall mean all agreements, instruments, certificates and other documents, which are listed on Schedule 1.1O, to the extent related to the Purchased Financing Contracts, relating to the issuance of non-recourse loans to any member of the Seller Group, as borrower, whether or not the borrower grants, pursuant thereto, a security interest in the Financing Contract or underlying Portfolio Property related to the specified Financing Contract owned by such borrower. For the avoidance of doubt, Discounted Financing Agreements shall include lease agreements, which are listed on
Schedule 1.1O, with French financial institutions as financial lessors.

     "Discounted Lender Consent" shall mean with respect to each Discounted Financing Agreement a written consent of the lender in respect of such financing to the assignment of such agreement to Purchaser or any Purchaser Affiliate or such other consent otherwise required by the applicable Discounted Financing Agreement.

     "Disposition Agreement" shall mean any agreement, contract or other arrangement (other than this Agreement) pursuant to which any interest in any Purchased Financing Contract or any payment due under any Purchased Financing Contract or related Credit Enhancement or with respect to any Portfolio Property has been sold, used as collateral, transferred to or otherwise disposed of to any Person or Persons by any member of the Seller Group.

     "Dispute" shall have the meaning given to such term in Section 5.4(q).

     "Document" shall mean any book, record, file, paper, computer tape, computer disk, microfilm, information storage device of any type and any other document.

     "Documentation" shall mean forms of leases, sales and conditional sales contracts, notes, security agreements, guarantees, financing statements, purchase agreements, purchase orders and other documents or instruments necessary for, or used in connection with, the conduct of the business of any member of the Seller Group.

     "Electronics Agreement" shall mean that certain Amended and Restated Asset Purchase Agreement dated as of the date hereof between Purchaser and Seller, as may be amended from time to time, relating to the purchase by Purchaser of certain assets of Seller's electronics leasing segment, subject to the terms and conditions set forth therein.

     "Encumbrance" shall mean any title defect, conflicting or adverse claim of ownership, mortgage, hypothecation, security interest, lien, pledge, claim, right of first refusal, option, charge, covenant, reservation, lease, order, decree, judgment, stipulation, settlement, attachment, restriction, objection or any other encumbrance of any nature whatsoever, whether or not perfected.

     "Environmental Costs and Liabilities" means, with respect to any Person, all liabilities, obligations, responsibilities, Remedial Actions, losses, damages, punitive damages, consequential damages, treble damages, costs and expenses (including, but not limited to, all reasonable fees, disbursements and expenses of counsel, experts and consultants and costs of investigation), fines, penalties, sanctions and interest incurred as a result of any claim or demand by any other Person, whether based in contract, tort, implied or express warranty, strict liability, criminal or civil statute, including any thereof arising under any Environmental Law, Environmental Permit, order or agreement with any Governmental Entity or other Person, which relate to any environmental, health or safety condition or a Release or threatened Release.

     "Environmental Law" means any applicable federal, state, provincial, local, or foreign law (including common law), statute, code, ordinance, rule, regulation or other legal requirement relating to the environment, natural resources, or public or employee health and safety.

     "Environmental Permit" shall mean, with respect to each member of the Seller Group, all Authorizations required by Environmental Laws to use the Purchased Assets.

     "Environmental Report" shall have the meaning given to such term in Section 3.20.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

     "ERISA Affiliate" shall mean any trade or business (whether or not incorporated) which is or has been under common control, or which is or has ever been, treated as a single employer with Seller, the Assigning Subsidiaries or any of their Affiliates under Sections 414(b), (c), (m) or (o) of the Code.

     "Estimated Closing Date" shall mean the date mutually agreed upon by Seller and Purchaser immediately following the hearing seeking entry of the Approval Order, which date Seller and Purchaser reasonably believe to be the date on which the Closing shall occur.

     "Estimated Payment" shall mean a dollar amount equal to the estimated Purchase Price mutually agreed to between Purchaser and Seller calculated as of the end of the month immediately prior to the Closing using the methodology set forth in Section 2.2 and adjusted for estimated Purchased Financing Contract payments, estimated early terminations of the Purchased Financing Contracts and estimated Line Adds for the Purchased Financing Contracts after the end of such month through the Closing.

     "Excluded Assets" shall mean all assets of any member of the Seller Group other than those included in the definition of Purchased Assets. Excluded Assets shall include, without limitation, (i) any interest in owned or leased real property, (ii) equipment (other than equipment described in Section 2.1(a)(vii)); (iii) [Intentionally Omitted], (iv) any assets that would be reflected on a balance sheet of Seller prepared in accordance with the Accounting Principles as "deferred commissions," (v) any assets that would be reflected on a balance sheet of Seller prepared in accordance with the Accounting Principles as "deferred lease costs" or "deferred costs" except assets that would be reflected on such balance sheet as "deferred maintenance costs," or "prepaid sales tax" or any other accounts to which payments owed by an Obligor under a Purchased Financing Contract are associated, (vi) cash associated with Advance Payments, (vii) all capital stock, partnership interests, and other equity interests owned by any member of the Seller Group,
(viii) any assets that would be reflected on a balance sheet of Seller prepared in accordance with the Accounting Principles as "ventures settled equity" or "income taxes", (ix) all rights arising under contracts, arrangements or agreements to the extent that such contracts, arrangements or agreements are Excluded Liabilities, (x) any Seller Plans or any assets related thereto, except to the extent that Purchaser incurs any liability with respect to such Seller Plans pursuant to applicable law, (xi) any contracts of insurance, except (A) the rights of any member of the Seller Group as an additional insured or loss payee on any insurance contract of an Obligor under a Purchased Financing Contract, and (B) residual value insurance covering Portfolio Property subject to any Purchased Financing Contract, if any, (xii) any intercompany agreements, contracts or commitments, including agreements in respect of intercompany indebtedness and including, without limitation, those agreements, contracts, and commitments listed on Schedule 1.1D, (xiii) any claim, right or cause of action arising under Sections 544 through 553, inclusive, of the Bankruptcy Code, (xiv) any member of the Seller Group's company seal, minute books, charter documents, stock or equity record books and such other books and records as pertain to the organization, existence or capitalization of such member of the Seller Group as well as any other records or materials relating to such member of the Seller Group and not involving or related to any of the Purchased Assets or Assumed Liabilities, and (xv) any right that Seller or any Assigning Subsidiary has with respect to Tax refunds, claims for Tax refunds and Tax attributes.

     "Excluded Liabilities" shall mean any liability or obligation (whether known or unknown, contingent or absolute, or arising before, on or after the Closing Date) of any member of the Seller Group other than the Assumed
Liabilities. Excluded Liabilities shall include, without limitation, (i) any Environmental Costs and Liabilities arising from, related to or otherwise attributable to (A) the operation by any member of the Seller Group or any of their Affiliates or any predecessors thereof of any real property owned, operated or leased by any member of the Seller Group or any of their Affiliates prior to Closing, including, without limitation, noncompliance with or liability under Environmental Laws and Remedial Action obligations, (B) any Excluded Asset, or (C) the operations of any member of the Seller Group or any of their Affiliates after the Closing, (ii) any obligation under this Agreement of any member of the Seller Group, (iii) any rights or obligations under any agreements, contracts, commitments or guaranties in respect of any indebtedness for borrowed money other than the Purchased Discounted Financing Agreements,
(iv) Seller Employee Liabilities, (v) any liability or obligation of any member of the Seller Group or any Affiliate thereof (or any predecessor thereto) relating to Taxes (including with respect to the Purchased Assets or otherwise) for all periods, or portions thereof, ending on or prior to the Closing Date, and (vi) any liability of any member of the Seller Group related to any Excluded Asset.

     "Exemption Certificate" shall mean a form or statement from an Obligor indicating that the transaction covered by a Financing Contract is exempt from any sales, use or similar Tax.

     "Exempt Transaction" shall have the meaning given to such term in Section 5.3(c).

     "Final Order" shall mean an order or judgment the operation or effect of which is not stayed, and as to which order or judgment (or any revision, modification or amendment thereof), the time to appeal or seek review or rehearing has expired, and as to which no appeal or petition for review or motion for rehearing or reargument has been taken or made.

     "Final Tax Determination" shall mean (i)(A) a decision, judgment, decree or other order by any court of competent jurisdiction, which decision, judgment, decree or other order has become final after all allowable appeals by either party to the action have been exhausted or the time for filing such appeals has expired or, (B) in any case where judicial review shall at the time be unavailable, a decision, judgment, decree or other order of an administrative official or agency of competent jurisdiction, which decision, judgment, decree or other order has become final after all allowable appeals by either party to the action have been exhausted or the time for filing such appeals has expired;
(ii) a closing agreement entered into pursuant to Section 7121 of the Code or any other settlement agreement entered into in connection with an administrative or judicial proceeding which settlement agreement is final and binding on the parties thereto; (iii) the expiration of the time for instituting a claim for refund, or if such a claim was filed, the expiration of the time for instituting suit with respect thereto; or (iv) the expiration of the time for instituting suit with respect to the claimed deficiency.

     "Financial Statements" shall mean (i) the audited consolidated balance sheets of Seller as of September 30, 1999 and September 30, 2000 and the related consolidated statements of income, stockholders' equity and cash flows of Seller for the fiscal years ended September 30, 1999 and September 30, 2000, (ii) the unaudited consolidated balance sheet of Seller as of March 31, 2001 and the related statements of income, stockholders' equity and cash flows of Seller for the 6-month period ended March 31, 2001, (iii) the unaudited consolidated balance sheet of Seller as of June 30, 2001 and the related statements of income, stockholders' equity and cash flows of Seller for the 9-month period ended June 30, 2001, and (iv) the items listed on Schedule 1.1M to this Agreement.

     "Financing Contract" shall mean any contract, including any schedule or amendment thereto or assignment, assumption, renewal or novation thereof (and delivery, acceptance or installation certificates, landlord or mortgagee waivers, intercreditor or subordination agreements, incumbency certificates, purchase orders, purchase order assignments, and sale and leaseback agreements, each relating thereto), in the form of (i) a lease of or rental agreement with respect to Property, (ii) a sale contract (including an installment sale contract or conditional sale agreement) arising out of the sale of Property, or
(iii) a secured financing of Property, and in each case, which with respect thereto: (A) any member of the Seller Group is the lessor, seller, secured party or obligee (whether initially or as an assignee), or (B) is between an Obligor, on the one hand, and a lessor, seller, obligee, secured party or assignee of any of the foregoing, on the other hand, and (1) which would be a Financing Contract if any member of the Seller Group were the lessor, seller, obligee, secured party or assignee of any of the foregoing thereunder and (2) with respect to which any member of the Seller Group is an assignee of the revenues or claims with respect thereto.

     "Foreign Plan" shall mean each Seller Plan that is not subject to United States Law.

     "Foreign Transfer Agreement" shall mean the transfer agreement or other transfer documents between each applicable Assigning Subsidiary and the applicable Purchaser Affiliate in the form mutually agreed to between Purchaser and Seller for the transfer of Purchased Assets between the applicable Assigning Subsidiary and Purchaser Affiliate, containing such provisions as may be required or necessary under applicable law to transfer such Purchased Assets, including, without limitation, with regard to France, (i) an undertaking of the French entities that are Assigning Subsidiaries to make such disclosures and representations to Purchaser or such Purchaser Affiliate as Purchaser may identify for such purpose, as are required under French law, in particular Article L141-1 of the New Commercial Code, where the present Agreement is considered to constitute the sale of an activity or going concern ("cession de fonds de commerce") and (ii) escrow provisions for the purpose of Seller making a deposit required by Article L141-15 of the New Commercial Code where any opposition of the Purchase Price to the applicable Assigning Subsidiary in respect of the sale of assets belonging to one or more French Assigning Subsidiaries has been duly presented in accordance with the requirements of French law.

     "Governmental Entity" shall mean a federal, state, provincial, local, county or municipal government, governmental, regulatory or administrative agency, department, commission board, bureau, court or other authority or instrumentality, domestic or foreign.

     "GST" shall have the meaning given to such term in Section 5.3(d)(i).

     "Hazardous Material" shall mean any material, substance or waste that is classified, regulated or otherwise characterized under any Environmental Law as hazardous, toxic, a contaminant or a pollutant or by other words of similar meaning or regulatory effect, including any petroleum or petroleum-derived substance or waste, asbestos and polychlorinated biphenyls.

     "HSR Act" shall mean the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     "HST" shall have the meaning given to such term in Section 5.3(d)(i).

     "Indemnifiable Loss" shall have the meaning given to such term in Section 5.4(p).

     "Indemnification Event" shall mean any event, action, proceeding or claim for which a Person is entitled to indemnification under this Agreement.

     "Indemnification Rate" as of any date shall mean an interest rate equal to the LIBOR Rate on such date, plus 50 basis points, compounded annually.

     "Indemnitor" shall mean the indemnifying person in the case of any obligation to indemnify pursuant to the terms of this Agreement.

     "Indemnity Payment" shall have the meaning given to such term in Section 5.4(p).

     "Information" shall have the meaning given to such term in Section 5.1(g).

     "Initial  Payment"  shall  mean an  amount  equal  to 90% of the  Estimated
Payment.

     "Insolvent Subsidiary" shall mean an Assigning Subsidiary, not a debtor in the Chapter 11 Cases, that will be "insolvent" immediately before giving effect to the purchase and sale of the Purchased Assets and the consummation of the transactions contemplated hereby. For purposes of this definition, the term "insolvent" shall be defined by reference to the bankruptcy, insolvency, fraudulent conveyance or similar laws of the jurisdiction applicable to such Subsidiary.

     "IRS" shall mean the United States Internal Revenue Service.

     "ITA" shall have the meaning given to such term in Section 3.8(d).

     "June Portfolio Tape" shall mean the computer disk, computer tape or other computer format delivered to Purchaser prior to the date hereof containing certain information as of June 30, 2001 (it being agreed and understood that any amounts reflected on the June Portfolio Tape that are denominated in a currency other than U.S. dollars have been deemed to be converted into U.S. dollars as of June 30, 2001 in accordance with SFAS No. 52).

     "Laboratory and Scientific Segment" shall mean the segment of any member of the Seller Group's equipment solutions business known as the "Laboratory and Scientific" segment, which primarily engages in the business of leasing laboratory and scientific equipment.

     "Lease File" shall have the meaning given to such term in Section 5.1(a).

     "LIBOR Rate " on any date shall mean the rate of interest identified as the three month "London Interbank Offered Rate (LIBOR)" in the "Money Rate" section of the Wall Street Journal published on such date (or, if such publication is not published on such date, as published on the most recently preceding date).

     "Line Adds" shall mean an addition of equipment to a Financing Contract that results in an increase in the periodic rental payment due thereunder without extending the term of the Financing Contract.

     "March Portfolio Tape" shall mean the computer disk, computer tape or other computer format delivered to Purchaser prior to the date hereof containing certain information as of March 31, 2001 (it being agreed and understood that any amounts reflected on the March Portfolio Tape that are denominated in a currency other than U.S. dollars have been deemed to be converted into U.S. dollars as of March 31, 2001 in accordance with SFAS No. 52).

     "Material Adverse Effect" shall mean a material adverse effect on the ownership, collection, enforcement, value or administration of the Purchased Assets taken as a whole; provided, however, a Material Adverse Effect shall not include (i) the filing of the Chapter 11 Cases, (ii) any event, condition or matter that is generally applicable to the industries and markets in which the Seller Group operates with respect to the Purchased Assets, or (iii) any event, condition or matter that relates to foreign currency exchange rate or interest rate fluctuations.

     "Material Contract" shall mean any agreement, contract or commitment (other than a Financing Contract) which calls for the payment by or on behalf of any member of the Seller Group of $500,000 or more, or the delivery by any member of the Seller Group of goods or services with a fair market value of $500,000 or more, or provides for any member of the Seller Group to receive any payments of, or any Property (other than Portfolio Property) with a fair market value of, $500,000 or more, or which otherwise is material to the Purchased Assets.

     "Multiemployer Plan" shall have the meaning provided in Section 3(37) of ERISA.

     "Multiple Employer Plan" shall mean any Seller Plan which is or has been subject to Sections 4063 or 4064 of ERISA.

     "Net Book Value" with regard to any Purchased Financing Contract shall be determined as follows:

     (i) for each such Purchased Financing Contract treated in accordance with the Accounting Principles as a finance lease for U.S. accounting purposes, Net Book Value of such Purchased Financing Contract at any date shall be equal to (A) the sum of (1) gross receivables with respect to such Purchased Financing Contract at such date and (2) the Residual, if any, at such date less (B) unearned income with respect to such Purchased Financing Contract at such date;

     (ii) for each Purchased Financing Contract treated in accordance with the Accounting Principles as a loan or conditional sales contract for U.S. accounting purposes, Net Book Value of such Purchased Financing Contract at any date shall be equal to (A) gross receivables with respect to such Purchased Financing Contract at such date less (B) unearned income with respect to such Purchased Financing Contract at such date; and

     (iii)for each Purchased Financing Contract treated in accordance with the Accounting Principles as an operating lease for U.S. accounting purposes, Net Book Value of such Purchased Financing Contract at any date shall be equal to (A) the Original Equipment Cost of the Portfolio Property subject to such Purchased Financing Contract at such date less (B) accumulated depreciation with respect to such Purchased Financing Contract at such date.

     In each case above, gross receivables, unearned income and accumulated depreciation shall be determined in accordance with the Accounting Principles.

     With  regard  to  all  Purchased  Assets  other  than  Purchased  Financing
Contracts, "Net Book Value" shall mean the net book value of such Purchased Assets determined in accordance with the Accounting Principles.

     "Non-Assumable Claim" shall mean any claim, action or proceeding (i) involving any Governmental Entity, (ii) seeking injunctive relief, (iii) involving a class action, (iv) involving allegations of criminal activities or
(v) involving allegations of violations of any domestic, foreign or state law governing the extension of credit or of RICO, any domestic or foreign federal or state securities laws or regulations, any domestic or foreign federal or state antitrust laws or any laws pertaining to usury, installment or conditional sales and financing, truth in lending, equal opportunity, credit reporting or debt collection.

     "Non-Terminable or Modifiable Financing Contracts" shall have the meaning given to such term in Section 5.1(d)(K).

     "Obligor" shall mean any Person that is an obligor, borrower or lessee under any Financing Contract.

     "Original Equipment Cost" shall mean, with respect to any item of Portfolio Property, the original cost of such Portfolio Property as recorded in the books and records of any member of the Seller Group in accordance with the Accounting Principles.

     "Original Purchase Agreement" shall have the meaning given to such term in the Recitals of this Agreement.

     "Permitted Encumbrance" shall mean (i) any Encumbrance for Taxes not yet due and payable, (ii) any mechanic's or materialmen's lien, which an Obligor under a Financing Contract is required to remove and which does not materially affect the value of the Portfolio Property subject to such lien, (iii) any Encumbrance pursuant to the Purchased Discounted Financing Agreements, (iv) any Encumbrance on any Portfolio Property which is specifically permitted in accordance with the terms of the related Financing Contract and which does not materially affect the value of the Portfolio Property subject to such Encumbrance, or (v) any Encumbrance resulting from the terms of the applicable Financing Contract that is reflected on the books and records of any member of the Seller Group in accordance with the Accounting Principles.

     "Person" shall mean any individual, partnership, corporation, trust, limited liability company, unincorporated organization, government or department or agency thereof and any other entity.

     "Petition" shall have the meaning given to such term in the Recitals of this Agreement.

     "Portfolio Information" shall mean, with respect to any Purchased Financing Contract, the following information (which information is required to appear, and which appears, on the March Portfolio Tape and the June Portfolio Tape, and, which will appear, on the Closing Date Portfolio Tape): (i) the name of the Obligor under such Purchased Financing Contract, (ii) the account schedule number of such Purchased Financing Contract, (iii) a description of each item of Portfolio Property relating to such Purchased Financing Contract, (iv) the Original Equipment Cost for each item of Portfolio Property relating to such Purchased Financing Contract, which is referred to by Seller as the "inception cost", (v) the stated contractual end of term thereof, (vi) the date of the last scheduled payment under such Purchased Financing Contract, (vii) the scheduled payments due in the next 20 quarters under such Purchased Financing Contract set forth on a quarterly basis, whether billed or unbilled, (viii) the terms of any purchase options in favor of the Obligor or any other Person, (ix) the proper accounting classification thereof on the books of Seller, (x) the "leasing corp code" of such Purchased Financing Contract, (xi) the billing frequency of such Purchased Financing Contract, (xii) the Residual amount of such Purchased
Financing Contract, (xiii) the country in which the Portfolio Property of such Financing Contract is currently located, (xiv) the net present value of such Purchased Financing Contract, which is referred to by Seller as the "net book value", and (xv) whether such Purchased Financing Contract is a month-to-month Financing Contract. Portfolio Information shall also include the following information which is not required to appear on the March Portfolio Tape or the June Portfolio Tape, and which will not be required to appear on the Closing Date Portfolio Tape: (A) the amount of any Advance Payment thereunder, (B) to the extent available, the tax basis, remaining tax depreciation term and tax depreciation method elected by Seller in the case of any Purchased Financing Contract under which any member of the Seller Group is treated as the owner of the Portfolio Property subject to or governed by such Purchased Financing Contract, for Tax purposes (other than Federal income Tax) relevant for any member of the Seller Group, (C) any type of service, and payment terms for such service, required to be performed in connection with such Purchased Financing Contract, (D) whether such Purchased Financing Contract is subject to a Discounted Financing Agreement, and, if so, the lender for such financing, the interest rate for such financing, and whether or not the applicable lender is currently located in the United States, and (E) a delinquency report in the form attached as Schedule 1.1I.

     "Portfolio Property" shall mean Property with respect to which any member of the Seller Group is the lessor, seller or secured party, as the case may be, pursuant to the terms of a Purchased Financing Contract (whether initially or as an assignee) or Property which is intended to be the subject of a Purchased Financing Contract.

     "Proceedings" shall have the meaning given to such term in Section 3.13.

     "Property" shall mean all property and assets of whatsoever nature including but not limited to personal property, whether tangible or intangible, and whether leased or owned, and claims, rights and choses in action.

     "Public Sector Financing Contract" shall mean any Purchased Financing Contract (including any amendment thereto or any renewal, assignment, assumption or novation thereof) to which any Governmental Entity is a party.

     "Purchase Price" shall mean the amount to be paid by Purchaser or a Purchaser Affiliate to Seller or any Assigning Subsidiary in accordance with
Section 2.2.

     "Purchase Price  Certificate"  shall have the meaning given to such term in
Section 5.5(a)(iv).

     "Purchased  Assets"  shall have the  meaning  given to such term in Section
2.1.

     "Purchased Discounted Financing Agreements" shall mean the Discounted Financing Agreements which are secured by any Purchased Financing Contracts as to which a Discounted Lender Consent has been obtained.

     "Purchased Financing Contracts" shall mean all Financing Contracts listed on June Portfolio Tape for the Laboratory and Scientific Segment (including Financing Contracts securing Discounted Financing Agreements), together with (x) any Portfolio Property owned in connection with such Financing Contracts, (y) all rights of any member of the Seller Group with respect to Portfolio Property, and (z) all payments due or to become due thereunder (including, without limitation all accounts receivable attributable thereto), in each case to the extent that both the Obligor is domiciled, and the Portfolio Property relating to such Financing Contracts are located, in either the United States, Canada, Japan, the Netherlands, Germany, France or the United Kingdom; provided, however, that Purchased Financing Contracts shall not include any Financing Contract (or the Portfolio Property related thereto) (A) [Intentionally Omitted]
(B) with any Obligor, or a provider of a Credit Enhancement, that is subject to a United States or foreign bankruptcy, insolvency or similar proceeding, (C) [Intentionally Omitted], (D) with any Obligor, or a provider of a Credit Enhancement, that is in litigation (whether as a plaintiff or defendant) with any member of the Seller Group, (E) that is a Required Consent Financing Contract of any member of the Seller Group for which the requisite third party consent, and novation, if required, has not been obtained prior to the Closing so as to permit the applicable member of the Seller Group to assign such Required Consent Financing Contract to Purchaser or the applicable Purchaser Affiliate, (F) that is a Delinquency Contract, provided, however, no Financing Contract for which both (i) any interim or periodic rental payment due thereunder for equipment, including, without limitation, any deferred maintenance costs and prepaid sales tax, is outstanding 60 days or more but less than 180 days and (ii) with respect to which a confirmation as described in
Section 5.14 has been received (a "180 Day Delinquency Contract") shall be excluded from the definition of Purchased Financing Contract pursuant to this clause (F) unless the aggregate Net Book Value of all such 180 Day Delinquency Contracts is greater than $300,000, in which case Purchaser may elect to exclude any such 180 Day Delinquency Contract from the definition of Purchased Financing Contract so long as the aggregate Net Book Value of such 180 Day Delinquency Contracts that are not excluded pursuant to this clause (F) is no less than $300,000, (G) [Intentionally Omitted], (H) as to which Purchaser has (x) not received at the Closing the original master lease, applicable schedules and Credit Enhancements thereto (excluding, for purposes of receiving such original master leases, any Financing Contract which is the subject of a Purchased Discounted Financing Agreement, copies of which, certified as true, correct and complete by an officer of Seller, may be provided in lieu of originals), (y) not received at the Closing a confirmation in the form specified pursuant to Section
5.14 (confirming the validity of information set forth on such confirmation), provided that if confirmations are received with respect to both (1) 100% of Purchased Financing Contracts with respect to the 20 Obligors with the greatest aggregate Net Book Value of Purchased Financing Contracts and (2) at least 75% by number of all other Financing Contracts otherwise conforming to the requirements hereof, then no Financing Contracts shall be excluded from purchase pursuant to this clause (H)(y) due to the fact that such a confirmation was not received, or (z) reasonably determined, applying the standard with respect to a given jurisdiction that a prudent purchaser would customarily apply, that the representations and warranties contained in this Agreement with respect to such Financing Contract are not true and correct in all respects and as to which Purchaser has provided written notice at or prior to Closing; (I) [Intentionally Omitted]; (J) which secures a Discounted Financing Agreement for which a Discounted Lender Consent has not been obtained; (K) that are Bundled Contracts; or (L) excluded pursuant to Section 2.1(e).

     "Purchased  Other  Contracts"  shall have the meaning given to such term in
Section 2.1.

     "Purchaser" shall have the meaning given to such term in the Recitals.

     "Purchaser Affiliates" means any one or more Affiliates of Purchaser that Purchaser may permit (i) to purchase all or certain Purchased Assets, (ii) to assume all or certain Assumed Liabilities, (iii) to exercise any of Purchaser's rights under Section 8.5, or (iv) to employ all or certain Accepting Employees, subject to satisfaction of the requirements of Section 365 of the Bankruptcy Code including the provision of adequate assurances for future performance; provided, that Purchaser shall not be relieved of its obligations under this Agreement; provided, further, that nothing in this Agreement shall require
Purchaser, on its own behalf in lieu of a Purchaser Affiliate, to assume any Discounted Financing Agreements or purchase any Portfolio Property or Financing Contracts securing any Discounted Financing Agreements.

     "Purchaser Indemnified Parties" shall have the meaning given to such term in Section 5.4(a).

     "Purchaser Plans" shall have the meaning given to such term in Section 5.11(d).

     "Purchaser  Related Documents" shall have the meaning given to such term in
Section 5.4(h).

     "Purchaser's Accountants" shall mean PriceWaterhouse Coopers or any public accounting firm with nationally recognized auditing expertise, as selected by Purchaser.

     "QST" shall have the meaning given to such term in Section 5.3(d)(i).

     "Release" means, with respect to any Person, any release, spill, emission, leaking, pumping, injection, deposit, disposal, discharge, dispersal, leaching or migration of Hazardous Material through or in the air, soil, surface water, ground water or property.

     "Remedial Action" means all actions required to (a) clean up, remove, treat or in any other way address any Hazardous Material in the indoor or outdoor environment, (b) prevent the Release or threat of Release or minimize the further Release so that a Hazardous Material does not migrate or endanger or threaten to endanger public health or welfare or the indoor or outdoor environment or (c) perform pre-remedial studies and investigations and post-remedial monitoring and care.

                  "Required Consent Financing Contract" shall mean any Financing Contract which requires consent (by contract or applicable law), or novation, of the Obligor or another third party to be transferred by any member of the Seller Group to Purchaser or any Purchaser Affiliate; provided, however, that Required Consent Financing Contracts shall not include (i) Financing Contracts that are excluded from the definition of Purchased Financing Contracts for a reason other than the fact that they would be Required Consent Financing Contracts and (ii) Financing Contracts which may be transferred pursuant to this Agreement without such consent under Section 365 of the Bankruptcy Code as provided for in the Approval Order.

     "Residual" shall mean, with respect to any item of Portfolio Property, its estimated value upon expiration of the Financing Contract to which it is subject, as determined by the applicable member of the Seller Group, established on its books and records at the inception of such Financing Contract and referred to by the Seller Group on such books and records as "NBV at Term."

     "Selected Accounting Firm" shall mean a public accounting firm with nationally recognized auditing expertise, which shall be selected by Purchaser's Accountants and Seller's Accountants to resolve a dispute arising pursuant to
Section 5.3 or 5.5 hereof.

     "Seller" shall have the meaning given to such term in the Recitals.

     "Seller  Claims"  shall  have the  meaning  given to such  term in  Section
5.6(a).

     "Seller Employee" shall mean any current or former employee of any member of the Seller Group that provides or provided services for or on behalf of the Purchased Assets.

     "Seller Employee Liabilities" shall mean any liability or obligation in respect of (i) any Seller Plans (other than as provided in Section 5.11(h) hereof), employment, retention, severance, termination costs, accrued vacation, change of control, or other agreements, contracts or commitments by any member of the Seller Group covering the Seller Employees, and (ii) any liability for any action by or obligation to any Seller Employee or any employee of any Assigning Subsidiary, including individuals whose employment shall transfer to Purchaser or a Purchaser Affiliate by operation of law and whom Purchaser or a Purchaser Affiliate has not identified as a Seller Employee who will continue employment with Purchaser or a Purchaser Affiliate; provided, however, that Seller Employee Liabilities in respect of Accepting Employees shall be deemed to include only those liabilities which arise or are incurred on or prior to Closing. For the avoidance of doubt, any Seller Employee Liabilities that may pass to Purchaser or any Purchaser Affiliate by operation of law, statute, common law or otherwise which are not expressly assumed by Purchaser or a Purchaser Affiliate under this Agreement, shall be subject to indemnification by Seller in accordance with Section 5.4 hereof.

     "Seller Group" shall mean, individually or collectively, Seller and each of the Assigning Subsidiaries, each of which shall be deemed a member of the Seller Group. References to each member of the Seller Group shall be a reference to each member of the Seller Group individually and to each member of the Seller Group in the aggregate.

     "Seller  Indemnified  Parties" shall have the meaning given to such term in
Section 5.4(h).

                  "Seller Plans" shall mean each material employee benefit plan, as defined in Section 3(3) of ERISA, and all other material employee benefit arrangements or payroll practices, including, without limitation, bonus plans, employment, consulting or other compensation arrangements, incentive, equity or equity-based compensation, deferred compensation arrangements, change in control, termination or severance plans or arrangements, stock purchase, severance pay, sick leave, vacation pay, salary continuation, disability, hospitalization, medical insurance, life insurance and scholarship plans and programs maintained by Seller or any Assigning Subsidiary for the benefit of Seller Employees; provided, however, that for purposes of Sections 3.8(a) and 3.8(b) hereof, "Seller Plans" shall not include any benefits or contributions for benefits imposed or required in accordance with applicable law, statute or regulation.

     "Seller  Related  Documents"  shall have the meaning  given to such term in
Section 5.4(a).

     "Seller's Accountants" shall mean KPMG LLP or any public accounting firm with nationally recognized auditing expertise, as selected by Seller.

     "Seller's  Insurance Policies" shall have the meaning given to such term in
Section 5.6(a).

     "Seller's Knowledge" or any similar expression shall mean the knowledge which any individual set forth on Schedule 1.1G has or should reasonably be expected to have in the prudent exercise of that individual's duties, after inquiry.

                  "Settlement Date" shall mean the fifth Business Day following the date of delivery of the final Special Procedures Report of Assets Acquired and Liabilities Assumed and final Purchase Price Certificate as provided in
Section 5.5(a)(vi).

     "Settlement Interest" shall mean the sum of accrued interest on the Settlement Payment calculated at the Settlement Rate, as in effect on the Settlement Date for the period from the Closing Date to, but not including, the date upon which the Settlement Payment is made (calculated on the basis of the actual number of days elapsed in a year of 365 or 366 days, as the case may be).

     "Settlement Payment" shall mean an amount, which shall be expressed as a positive amount, equal to the difference between (i) the Initial Payment and
(ii) the Purchase Price.

     "Settlement Rate" shall mean, on any date, the "Target" federal funds rate reported in the "Money Rates" Section of the eastern edition of The Wall Street Journal published for such date. In the event The Wall Street Journal ceases publication of the federal funds rate or fails on any particular date to publish the federal funds rate, the federal funds rate shall refer to the rate for the last transaction in overnight federal funds arranged prior to such date by The Chase Manhattan Bank (National Association).

     "Special Adjustments" shall mean such adjustments to the Closing Date Schedule of Assets Acquired and Liabilities Assumed as shall be necessary to (i) reflect all assets or liabilities, which, as of the Closing Date, were assets or liabilities (as the case may be) of any member of the Seller Group of a type properly to have been reflected on the Closing Date Schedule of Assets Acquired and Liabilities Assumed, but which were not in fact reflected on the Closing Date Schedule of Assets Acquired and Liabilities Assumed, including any asset or liability which was not reflected on the Closing Date Schedule of Assets Acquired and Liabilities Assumed because such asset or liability was not deemed to be material, (ii) remove any asset or liability which should not have been reflected on the Closing Date Schedule of Assets Acquired and Liabilities Assumed but was in fact reflected thereon irrespective of whether such asset or liability is deemed not to be material, (iii) give effect to each accounting principle, method, practice or procedure that is to be treated as a Special
Adjustment pursuant to the last sentence of the definition of "Accounting Principles," and (iv) eliminate any Excluded Assets and any Excluded Liabilities reflected on the Closing Date Schedule of Assets Acquired and Liabilities Assumed. In addition, the Special Adjustments shall include the following (a) the Net Book Value of Financing Contracts with associated Advance Payments which are flagged as "Z" in the "Billing Frequency" column of the June Portfolio Tape, shall be equal to the net present value of the Residual and the discount rate used in determining the net present value is 12%, and (b) the Net Book Value of Financing Contracts with associated Advance Payments which are not flagged as "Z" in the "Billing Frequency" column of the June Portfolio Tape, shall be equal to the Net Book Value minus the amount of any "deferred income" with respect to such Financing Contract.

     "Special Procedures Report of Assets Acquired and Liabilities Assumed" shall mean the Closing Date Schedule of Assets Acquired and Liabilities Assumed and the Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed, as to which the special procedures have been performed in the manner provided for in Section 5.5(a)(iii).

     "Special Representations" shall mean the representations or warranties in Sections 3.6(c), 3.8, 3.9, 3.18, 3.19 and 3.20.

     "State and Local Governmental Entity" shall mean a state, province, territory or possession of the United States or a foreign country, or fully constituted political subdivision or agency of any of the foregoing, or the District of Columbia or a Governmental Entity in Canada.

     "Subsidiary" shall mean a Person (other than an individual) of which another Person owns or controls directly or indirectly more than 50% of the stock, capital or other equity interests or more than 50% of the voting power providing the holders thereof, ordinarily and generally in the absence of contingencies, the right to vote for the election of directors, managers or Persons having similar rights and duties.

     "Tax" (and, in the plural, "Taxes") shall mean any domestic or foreign federal, state, provincial or local taxes, charges, fees, levies, imposts, duties and governmental fees or other like assessments or charges of any kind whatsoever, together with any interest or penalty, addition to Tax or additional amount imposed with respect thereto or any Tax Return, whether payable by reason of contract, assumption, transferee liability, operation of law or otherwise (including, but not limited to, any income, net income, gross income, receipts, windfall profit, severance, property, inventory and merchandise, business privilege, production, sales, use, license, excise, registration, franchise, employment, payroll, withholding, alternative or add-on minimum, intangibles, ad valorem, transfer, gains, stamp, estimated, transaction, title, capital, paid-up capital, profits, occupation, premium, value-added, recording, real property, personal property, federal highway use, commercial rent or environmental tax).

     "Tax Benefit" shall have the meaning given to such term in Section 5.4(p).

     "Tax-Exempt Public Sector Financing Contract" shall mean a Public Sector Financing Contract in respect of which the interest income received by any member of the Seller Group is treated on its books and records as exempt from federal income tax pursuant to Section 103 of the Code or any predecessor thereof.

     "Tax  Liability"  shall  have the  meaning  given to such  term in  Section
5.4(p).

     "Tax Return" shall mean any return, report or statement required to be filed with respect to any Tax (including any attachments thereto, and any amendment thereof) including, but not limited to, any information return, claim for refund, amended return or declaration of estimated Tax, and including, where permitted or required, combined, unitary or consolidated returns for any group of entities that includes any member of the Seller Group or their Affiliates.

     "Third  Party  Beneficiary"  shall have the  meaning  given to such term in
Section 8.12.

     "Title IV  Plans"  shall  have the  meaning  given to such term in  Section
3.8(e).

     "Transfer  Taxes"  shall  have the  meaning  given to such term in  Section
5.3(c).

     "Transitional Services Agreement" shall mean an agreement among Purchaser, Seller and each Purchaser Affiliate, whereby Seller provides certain services to Purchaser and each Purchaser Affiliate from and after the Closing with respect to the Purchased Assets, substantially in the form attached hereto as Exhibit B.

     "Value Added Tax" shall mean any taxes imposed by a jurisdiction on the supply of goods and services pursuant to legislation implemented within the European Union under the EC Sixth Council Directive (77/388/EEC) and related legislation or similar legislation implemented outside the European Union which is substantially similar in effect, including, without limitation, Goods and Services Tax under the laws of Australia and Singapore and National Consumption Tax under the law of Japan.

     "Two Closing Premium" shall have the meaning given to such term in Section 2.2.

     "WARN Act" shall mean the Workers Adjustment and Retraining Notification Act, 29 U.S.C.ss.ss. 2101 et seq., and any comparable state or local laws and regulations.

ARTICLE II

                               PURCHASE OF ASSETS

2.1 Purchased Assets.

(a) Purchased Assets. Upon the terms and subject to the conditions of this Agreement, at the Closing, Purchaser, or any Purchaser Affiliate, shall purchase from Seller and the Assigning Subsidiaries, and Seller shall, and shall cause each Assigning Subsidiary to, sell, assign, transfer and convey to Purchaser, or any Purchaser Affiliate, good, valid and marketable title (free and clear of all Encumbrances other than Permitted Encumbrances) to the following in existence on the Closing Date (subject to Sections 5.1(j) and 6.2(c), the "Purchased Assets"):

     (i)  all Purchased Financing Contracts;

     (ii) all Credit Enhancements (except cash associated with Advance Payments) related to the Purchased Financing Contracts;

     (iii)(x) (A) all alliance agreements, service provider agreements, consulting agreements, purchase orders, residual value insurance covering Portfolio Property or Purchased Financing Contracts, if any, and other agreements, contracts or commitments, in each case in this clause (x) (A) listed on Schedule 2.1(a)(iii) or (B) listed in the supplemental Schedules delivered by Seller pursuant to Section 5.9 and identified by Purchaser in writing as a Purchased Other Contract, in each case among any member of the Seller Group and an Obligor of, or otherwise related to, a Purchased Financing Contract, and (y) all remarketing agreements from the Laboratory and Scientific Segment with an Obligor of any Purchased Financing Contract if Purchaser or a Purchaser Affiliate acquires such of the Financing Contracts of such Obligor pursuant to the terms of this Agreement that, in the aggregate, have a Net Book Value which is greater than one-half of the Net Book Value of all of the Financing Contracts in the Laboratory and Scientific Segment of such Obligor (each agreement and commitment referred to in clauses (x) and (y) above being referred to as a "Purchased Other Contract"), all accounts receivable attributable thereto and all warrants and options received in connection therewith;

     (iv) to the extent transferable, all rights under manufacturers' and vendors' warranties relating to the Purchased Assets and all similar rights against third parties relating to the Purchased Assets;

     (v) all Authorizations, to the extent transferable, related to the Purchased Assets;

(vi) all the books and records of each member of the Seller Group relating to any of the Purchased Assets, Assumed Liabilities or Accepting Employees who have signed a release permitting the transfer of such personnel records, including, without limitation, all books and records relating to the purchase of materials, supplies and services, all financial, accounting and operational matters relating to any of the Purchased Assets and Assumed Liabilities, all customer and vendor lists relating to the Purchased Assets and Assumed Liabilities and all files and documents (including credit information) relating to customers and vendors relating to any of the Purchased Assets and Assumed Liabilities, and all manuals, handbooks and Documents relating to policies and/or procedures related to any of the Purchased Assets, Assumed Liabilities or Accepting Employees;

     (vii)equipment and inventory of the Laboratory and Scientific Segment consisting of laboratory and scientific equipment as to which a member of the Seller Group either (A) holds for sale or lease or (B) has a right to possession (x) as a result of the expiration of the term or early termination of a related Financing Contract, or (y) as a result of the exercise by a member of the Seller Group of its rights under a related Financing Contract following a default by the Obligor thereunder; and

     (viii) any assets related to the Purchased Financing Contract that would be reflected on a balance sheet of Seller prepared in accordance with generally accepted accounting principles as "deferred maintenance costs" or "prepaid sales taxes" and any other accounts to which payments owed by an Obligor under a Purchased Financing Contract are associated.

(b) Excluded Assets. No member of the Seller Group shall sell, assign, transfer or convey to Purchaser or any Purchaser Affiliate, nor shall Purchaser or any Purchaser Affiliate purchase any member of the Seller Group's right, title or interest in and to any Excluded Assets.

(c) Liabilities Assumed by Purchaser. Upon the terms and subject to the conditions of this Agreement, effective as of the Closing, Purchaser or any Purchaser Affiliate shall assume and be obligated to pay when due, perform, or discharge only the Assumed Liabilities.

(d) Excluded Liabilities. Neither Purchaser nor any Purchaser Affiliate shall assume or otherwise become liable for any Excluded Liabilities.

(e) Insolvent Subsidiaries. Notwithstanding any provisions of this Agreement, neither Purchaser nor any Purchaser Affiliate shall be required to purchase any assets or assume any liabilities of any Insolvent Subsidiary.

2.2 The Purchase Price. The base purchase price to be paid by Purchaser and Purchaser Affiliates (provided that Purchaser shall not be relieved of its obligation to pay the Purchase Price hereunder to the extent any Purchaser Affiliate fails to pay its allocable portion of the Purchase Price pursuant to this Agreement) for the Purchased Assets (the "Purchase Price") shall be an amount equal to, in the case of clauses (a) and (b) below, as reflected on the Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed, (a) 95% of the Net Book Value of all Purchased Assets, including, without limitation, (i) the Purchased Financing Contracts assigned to Purchaser or any Purchaser Affiliate by any member of the Seller Group, and (ii) assets related to the Purchased Financing Contracts that would be reflected on a balance sheet of Seller prepared in accordance with the Accounting Principles as "deferred maintenance costs," "prepaid sales taxes" and any other account to which payments owed by an Obligor under a Purchased Financing Contract are associated, minus (b) 100% of the Assumed Liabilities. In addition to the Purchase Price, in the event that both (I) the Closing of the sale of the Purchased Assets hereunder and (II) with respect to the Electronics Agreement, the Closing of the sale of the Purchased Assets thereunder (each as defined in the Electronics Agreement) shall have occurred, then Purchaser and Purchaser Affiliates shall pay to Seller and the Assigning Subsidiaries a single additional payment in the aggregate amount of $10,000,000, payable upon the second of such closing to occur (the "Two Closing Premium"), without duplication notwithstanding the comparable provision set forth in Section 2.2 of the Electronics Agreement.

2.3 Initial Payment. Subject to Section 2.6 hereof, at the Closing, Purchaser or a Purchaser Affiliate shall pay to Seller or an Assigning Subsidiary, as applicable, an aggregate amount equal to the Initial Payment, by wire transfer of immediately available funds to an account designated to Purchaser in writing by Seller prior to the Closing Date. Prior to Closing, Purchaser and Seller shall mutually agree upon an allocation of the Purchase Price for the Purchased Assets among the Seller and the respective Assigning Subsidiaries, and the amount payable at the Closing pursuant to this Section 2.3 and pursuant to Sections 2.4, 2.5 and 2.6 shall be allocated and paid accordingly by Purchaser and the Purchaser Affiliates, respectively; provided, however, that Purchaser shall not be relieved of its obligation to pay the Purchase Price hereunder to the extent any Purchaser Affiliate fails to pay its allocable portion of the Purchase Price pursuant hereto. Seller and each Assigning Subsidiary shall be paid a portion of the aggregate Purchase Price equal to the Purchase Price of the Purchased Assets transferred by Seller or such Assigning Subsidiary, as the case may be. In the event the Two Closing Premium is payable, Seller and each Assigning Subsidiary shall be allocated and paid a portion of the Two Closing Premium equal to Purchase Price payable to Seller or such Assigning Subsidiary, as the case may be and as described in the preceding sentence, divided by the sum of the total Purchase Price hereunder and the total Purchase Price (as defined in the Electronics Agreement).

2.4 Settlement Payments.

(a) On the Settlement Date, the following amounts shall be paid, by wire transfer of immediately available funds to an account designated in writing by the recipient thereof to the other party prior to the Settlement Date, as follows:

     (i) if the Purchase Price exceeds the Initial Payment, Purchaser shall pay, or cause any Purchaser Affiliate to pay, to Seller or any Assigning Subsidiary, as applicable, an amount equal to the Settlement Payment, plus the Settlement Interest; or

     (ii) if the Initial Payment exceeds the Purchase Price, Seller shall pay, or cause the Assigning Subsidiaries to pay, to Purchaser or Purchaser Affiliate, as applicable, an amount equal to the Settlement Payment, plus the Settlement Interest.

2.5 Prorations. Seller and the Assigning Subsidiaries shall bear all property and ad valorem tax liability with respect to the Purchased Assets if the lien or assessment date (the date on which the liability becomes fixed or assignable to the Purchased Assets) arises on or prior to the Closing Date (or the date of the Second Closing with respect to Purchased Finance Contracts transferred at the Second Closing) irrespective of the reporting and payment dates of such Taxes. Seller and the Assigning Subsidiaries shall be responsible for all other Taxes as levied by any foreign, federal, state or local taxing authority in any jurisdiction with respect to the ownership, use or leasing of the Purchased Assets for all periods (or portions thereof) on or prior to the Closing Date (or the date of the Second Closing with respect to Purchased Finance Contracts transferred at the Second Closing), and Purchaser shall be responsible for all such Taxes with respect to the ownership, use or leasing of the Purchased Assets for all periods (or portions thereof) after the Closing Date (or the date of the Second Closing with respect to Purchased Finance Contracts transferred at the Second Closing). All payments to be made by Seller and the Assigning Subsidiaries in accordance with this Section 2.5 shall be made, to the extent then determinable, at the Closing (or the date of the Second Closing with respect to Purchased Finance Contracts transferred at the Second Closing) with such payments deposited into escrow until due, or, to the extent not determinable as of the Closing (or the date of the Second Closing with respect to Purchased Finance Contracts transferred at the Second Closing), promptly following the determination thereof, with such payments deposited into escrow pursuant to Section 2.6 until due. Purchaser shall have the right of review and approval of each member of the Seller Group's property Tax Returns and assessments and the right to contest any assessment for which Purchaser may be adversely affected. Seller shall cause each Assigning Subsidiary to cooperate with Purchaser to advance any contest.

2.6 Tax Escrow. The amount of any personal property, ad valorem, sales, use, transfer, recording or similar Tax liability, or any other Taxes required to be withheld by any taxing authority, relating to the Purchased Assets for which Seller and the Assigning Subsidiaries are responsible pursuant to Section 2.5 and Section 5.3(c)(i) and which are unpaid or not yet due and payable shall be estimated in good faith by the mutual agreement of Seller and Purchaser as of the Closing Date (or the date of the Second Closing with respect to Purchased Finance Contracts to be transferred at the Second Closing) and a portion of the Purchase Price which is no less than such amount shall be put by Seller into escrow at Closing (or at the Second Closing with respect to Purchased Finance Contracts transferred at the Second Closing) and such amount shall be held and used for the sole purpose of discharging and releasing any such Taxes with respect to the Purchased Assets pursuant to Section 5.13; provided, however, that if Purchaser and Seller have not agreed on the portion of the Purchase Price to be deposited into escrow pursuant to this Section 2.6 at least 20 days prior to the Closing (or 20 days prior to the Second Closing with respect to Purchased Finance Contracts to be transferred at the Second Closing), such dispute will be resolved by KPMG LLP or any other public accounting firm with nationally accepted auditing experience as mutually agreed upon by Purchaser and Seller. The escrow to be established pursuant to this Section 2.6 shall be established pursuant to, an escrow agreement mutually acceptable to Purchaser or Seller or such other arrangement as may be mutually agreed by Purchaser and Seller prior to the Closing.

ARTICLE III

                    REPRESENTATIONS AND WARRANTIES OF SELLER

Seller hereby makes as of the date of this Agreement, and at the Closing will cause each Assigning Subsidiary to make (on a several basis, and solely to the extent applicable to such Assigning Subsidiary), the following representations and warranties to Purchaser:

3.1 Organization and Good Standing. Each member of the Seller Group (i) is duly organized, validly existing and in good standing (or its equivalent) under the laws of its state, province and country of incorporation or organization, (ii) has the corporate or other applicable power to own and lease the Purchased Assets owned or leased by it and to carry on its business as now being conducted and (iii) is duly qualified or authorized to conduct business and is in good standing (or its equivalent) as a foreign corporation in all jurisdictions in which the character or location of the Purchased Assets owned or leased by it requires such qualification or authorization, except, in the case of clause
(iii), where the failure to be so qualified or authorized has not and would not have a Material Adverse Effect.

3.2 Corporate Authority.

(a) Each member of the Seller Group has all requisite corporate or other applicable power and authority to execute and deliver, and to perform its obligations under, this Agreement, the Transitional Services Agreement and the other documents to be executed and delivered by such member of the Seller Group party thereto pursuant hereto or thereto. Each of this Agreement, the Ancillary Agreements and the other documents to be executed and delivered by a member of the Seller Group pursuant hereto or thereto has been or will be, as the case may be, duly authorized by all necessary corporate, stockholder or other required action on the part of such member and holders of voting interests of such member and has been (or, with respect to the documents to be executed and delivered after the date hereof, will be at the Closing) duly executed and delivered by such member of the Seller Group party thereto and is (or, with respect to the documents to be executed and delivered after the date hereof, will be at the Closing), subject to the entry of the Approval Order, the valid and binding obligation of such member of the Seller Group party thereto, enforceable against such member of the Seller Group in accordance with its terms, except, in case of members of the Seller Group who are not party to the Chapter 11 Cases, as enforcement thereof may be limited by the Bankruptcy Exception.

(b) Notwithstanding anything to the contrary contained herein, no provision of this Agreement is binding upon any member of the Seller Group unless and until this Agreement is approved by the Bankruptcy Court.

3.3 No Conflicts. Except as set forth on Schedule 3.3, neither the execution and delivery by any member of the Seller Group of this Agreement, the Transitional Services Agreement or any other document to be executed and delivered by any member of the Seller Group in connection herewith or therewith nor compliance by any member of the Seller Group with the terms and provisions hereof or thereof nor the consummation by any member of the Seller Group of the transactions contemplated hereby or thereby will conflict with or result in a breach of any of the terms, conditions or provisions of (i) the certificate of incorporation (or equivalent document) or by-laws (or equivalent document including articles of association) of any member of the Seller Group, (ii) any judgment, order, injunction, decree or ruling of any court or of any other Governmental Entity or any law, statute or regulation to which any member of the Seller Group or any of its Properties is subject and which is related to the Purchased Assets or the Assumed Liabilities or (iii) any agreement, contract or commitment to which any member of the Seller Group is a party or to which any member of the Seller Group or any of its Properties is subject and which is related to the Purchased Assets or the Assumed Liabilities (including, without limitation, any agreement, contract or commitment included in the Purchased Assets), except in the case of clause (ii) above, only as it relates to any law, statute or regulation, and clause (iii) above, for such conflicts or breaches that would not be likely to have a Material Adverse Effect; nor will such execution, delivery and compliance result in acceleration in the time for performance of any obligation of any member of the Seller Group relating to or affecting any of the Purchased Assets or Assumed Liabilities or in the creation of any Encumbrance on any of the Purchased Assets.

3.4 Consents. Except as set forth on Schedule 3.4 and other than the filing of notifications pursuant to the HSR Act and any corresponding anti-trust, competition or similar legislation in any other jurisdictions (including, without limitation, the Competition Act (Canada)), and the Approval Order issued or to be issued by the Bankruptcy Court, no material notices, reports or other filings are required to be made by any member of the Seller Group with, nor are any material consents, licenses, permits, Authorizations or approvals required to be obtained by any member of the Seller Group from, (i) any Governmental Entity or (ii) except where the failure to make such notices, reports or other filings or obtain such consents or approvals would not have a Material Adverse Effect, any other Person in connection with the execution and delivery by Seller of this Agreement or the consummation by Seller Group of the transactions contemplated hereby.

3.5 No Violations of Law. Except as set forth on Schedule 3.5 or as would not be likely to have a Material Adverse Effect, (i) each member of the Seller Group owns and operates, and at all times has owned and operated, each of the Purchased Assets and acted with respect to the Assumed Liabilities in compliance with all laws enacted, and all regulations promulgated or issued, by any Governmental Entity, including, but not limited to, Environmental Laws and laws pertaining to usury, installment or conditional sales and sales financing, truth in lending, equal credit opportunity, credit reporting or debt collection, (ii) neither the billing and collection nor enforcement of any Purchased Financing Contract or Credit Enhancement in accordance with the terms thereof has resulted or will result in the violation of any laws enacted by or regulations promulgated or issued by any Governmental Entity, (iii) each member of the Seller Group has had at all times all Authorizations required to own, operate, lease and/or service the Purchased Assets and has owned and operated its Properties at all times in compliance with all laws enacted by or regulations promulgated or issued by any Governmental Entity and all such Authorizations, and (iv) no member of the Seller Group has received any written notice of violation of any law or regulation from any Governmental Entity relating to any of the Purchased Assets or the ownership or operation thereof. Except as set forth on Schedule 3.5, no member of the Seller Group is subject to any judgment, writ, decree, injunction or order of any federal, state or local court (domestic or foreign) or Governmental Entity relating to the acquisition, collection, administration or enforcement of any Purchased Financing Contract or Credit Enhancement or the foreclosure, acquisition or disposition of any Portfolio Property or, in each case, any transactions or activities incidental thereto.

3.6 Financial Statements; Reports.

(a)  True and  complete  copies  of the  Financial  Statements  are set forth on
     Schedule 3.6(a). The Financial Statements were prepared from the books and records of each member of the Seller Group, and the balance sheets included in the Financial Statements fairly present, in all material respects, the financial position, as it relates to the Purchased Assets and the Assumed Liabilities, of such member of the Seller Group as of the dates thereof, and the statements of income and cash flows of such member of the Seller Group included in the Financial Statements fairly present, in all material respects, the results of income and cash flows, as the case may be, as they relate to the Purchased Assets and Assumed Liabilities, of such member of the Seller Group for the periods set forth therein (subject, in the case of unaudited statements, to normal year-end audit adjustments which will not be material in amount or effect), in each case in accordance with generally accepted accounting principles applied on a basis consistent with the Accounting Principles, except as may be noted therein or as set forth on
     Schedule 3.6(a) and except that statutory financial statements are prepared in accordance with applicable statutory accounting principles.

(b) Except in connection with debtor-in-possession financing, no member of the Seller Group has indebtedness, obligations or liabilities of any kind (whether accrued, absolute, contingent or otherwise, and whether due or to become due) related to the Purchased Assets or Assumed Liabilities which are not reflected or adequately reserved against on the applicable balance sheet dated as of June 30, 2001 included in the Financial Statements other than such indebtedness, obligations or liabilities as were incurred in the ordinary course of business consistent with past practices since June 30, 2001 and which either will be repaid or discharged prior to the Closing or reflected on the Closing Date Schedule of Assets Acquired and Liabilities Assumed.

(c) Except as set forth on Schedule 3.6(c), all of the Portfolio Information and the other data set forth in the June Portfolio Tape with regard to the Purchased Financing Contracts and each Purchased Discounted Financing Agreement is true, correct, complete and accurate in all material respects as of June 30, 2001. All of the Portfolio Information delivered to Purchaser prior to, at or after Closing shall be true, correct, complete and accurate in all material respects as of its date.

(d) With respect to each Purchased Financing Contract, the Portfolio Information described in clause (xiv) of such definition with respect to such Purchased Financing Contract that is set forth on the June Portfolio Tape and the Closing Date Portfolio Tape is the Net Book Value of such Purchased Financing Contract.

(e)  At the Closing, no Assigning Subsidiary will be an Insolvent Subsidiary.

3.7 Absence of Certain Changes.

(a) Except as set forth on Schedule 3.7(a), since June 30, 2001, there has not occurred any effect, result, occurrence, event, fact, set of facts or change that constitutes a Material Adverse Effect, or any development or combination of developments of which, to Seller's Knowledge, is reasonably likely to result in any Material Adverse Effect.

(b) Except as set forth on Schedule 3.7(b), since June 30, 2001, no member of the Seller Group has in connection with the Purchased Assets (i) made or committed to make any capital expenditures (excluding the purchase of
     Portfolio  Property  in  connection  with the  origination  or funding of a
     Purchased Financing Contract or otherwise in the ordinary course of business) except for those not in excess of $500,000 per capital project,
     (ii) waived or committed to waive any rights which could have a Material Adverse Effect, (iii) directly or indirectly in any way extended or otherwise restructured the payment schedule, payment terms or any other term or condition of any Purchased Financing Contract, or made any advance, extension, novation, modification or other accommodation to any Obligor or provider of a Credit Enhancement thereunder (other than extensions of the time to pay an amount due under a Purchased Financing Contract, modification or accommodation that were granted in the ordinary course of business by such member of the Seller Group consistent with its past practices and that, with respect to extensions of time to pay an amount due under a Purchased Financing Contract, did not extend the time for payment to 30 days or more after the first date on which payment of such amount was required pursuant to the terms of such Financing Contract), (iv) suffered any damage, destruction or casualty loss to any Purchased Assets, whether or not covered by insurance, in excess of $100,000 in the case of any individual loss or $500,000 with respect to the aggregate of all such losses, (v) except pursuant to any debtor-in-possession financing in the Chapter 11 Cases, permitted any Encumbrance on any of the Purchased Assets other than Permitted Encumbrances, or (vi) deviated from or changed in any material respect its Documentation except for deviations or changes made in the ordinary course of business and consistent with past practice.

(c) Except as set forth on Schedule 3.7(c), since June 30, 2001, no member of the Seller Group has (i) through the date of this Agreement , made or agreed to make any increase in the compensation payable or to become payable to any current Seller Employee, except for regularly scheduled increases in compensation payable or increases otherwise occurring in the ordinary and usual course of business, consistent with past practices or as required by applicable law and except for the changes in compensation generally granted to Seller Employees as of November 1, 2001, (ii) through the date of this Agreement, adopted, amended, modified or terminated any Seller Plan, except in cases otherwise provided for in Section 3.7(c)(i) hereof or as required by applicable law, or (iii) entered into or amended any collective bargaining agreement, except as required by applicable law.

3.8 Employee Benefit Plans and Employee Matters.

(a)  Schedule 3.8(a) sets forth a list of all Seller Plans.

(b) Except as set forth on Schedule 3.8(b), true, correct and complete copies of the following documents, with respect to each of the Seller Plans, have been made available or delivered to Purchaser by Seller, to the extent applicable: (i) any plans, all amendments thereto and related trust documents, and amendments thereto; (ii) the most recent Forms 5500 and all schedules thereto, the most recent annual returns filed with the relevant Canadian or provincial pension supervisory authority and the most recent actuarial report, if any; (iii) the most recent IRS determination letter;
     (iv) summary plan descriptions as defined under ERISA; (v) material written communications to Seller Employees relating to the Seller Plans; and (vi) written descriptions of all non-written agreements relating to the Seller Plans.

(c) Except as set forth on Schedule 3.8(c), the Seller Plans have been maintained, in all material respects, in accordance with their terms and with all provisions of ERISA, the Code (including rules and regulations thereunder) and other applicable federal and state laws and regulations, including, without limitation, Canadian or provincial pension legislation, and no member of the Seller Group, or any "party in interest" or "disqualified person" with respect to the Seller Plans has engaged in a non-exempt "prohibited transaction" within the meaning of Section 4975 of the Code or Section 406 of ERISA. No fiduciary has any material liability for breach of fiduciary duty or any other failure to act or comply in connection with the administration or investment of the assets of any Seller Plan.

(d) Each Seller Plan that is intended to qualify under Section 401(a) of the Code is the subject of a favorable IRS determination letter that such plan is so qualified and, to Seller's Knowledge, the trust maintained pursuant thereto is exempt from federal income taxation under Section 501(c) of the Code. Each Seller Plan that is intended to qualify under Section 147.1 of the Income Tax Act (Canada) (the "ITA") is so qualified and, to Seller's Knowledge, the trust maintained pursuant thereto is exempt from federal income taxation under Section 149 of the ITA. To Seller's Knowledge, nothing has occurred with respect to the operation of such "qualified" Seller Plans which could, to the extent applicable, cause the loss of such qualification under the Code or under the ITA, as applicable, or loss of such exemption, or the imposition of any liability, penalty or Tax under ERISA, the Code or the ITA.

(e) Neither Seller nor any ERISA Affiliate currently sponsors or contributes to or, within the last six years, sponsored or contributed to a Seller Plan that is: (i) an Employee Benefit Plan subject to Title IV of ERISA or
     Section 412 of the Code ("Title IV Plans");  (ii) a Multiemployer  Plan; or
     (iii) a Multiple Employer Plan. None of the Assigning Subsidiaries currently sponsors or maintains a "pension plan" which is required to be registered in accordance with Canadian law.

(f)  Except as set forth on Schedule 3.8(f),  all  contributions  (including all employer contributions and employee salary reduction contributions) required to have been made under any of the Seller Plans or by law to any funds or trusts established thereunder or in connection therewith have been made by the due date thereof (including any valid extension), and all contributions for any period ending on or before the Closing Date which are not yet due will have been paid or accrued on the balance sheet of the applicable member of the Seller Group on or prior to the Closing Date, to the extent required to be accrued on such applicable balance sheet.

(g)  [Intentionally Omitted.]

(h)  [Intentionally Omitted.]

(i)  [Intentionally Omitted.]

(j)  [Intentionally Omitted.]

(k) Except as set forth on Schedule 3.8(k), there is no material violation of ERISA, the Code, the ITA or the Canadian or provincial pension legislation with respect to the filing of applicable reports, documents and notices regarding the Seller Plans with the Secretary of Labor and the Secretary of the Treasury or a Canadian or provincial pension authority or the furnishing of such documents to the participants or beneficiaries of the Seller Plans.

(l) Except as set forth on Schedule 3.8(l), there are no pending actions, claims or lawsuits which have been asserted or instituted against the Seller Plans, the assets of any of the trusts under such plans or the plan sponsor or the plan administrator, or against any fiduciary of the Seller Plans with respect to the operation of such plans (other than routine benefit claims), and, to Seller's Knowledge, there are no threatened actions, claims or lawsuits of such nature.

(m)  [Intentionally Omitted.]

(n)  [Intentionally Omitted.]

(o) Except as set forth on Schedule 3.8(o), none of the Seller Plans provide for post-employment life or health insurance, benefits or coverage for any participant or any beneficiary of a participant, except as may be required under the COBRA and at the expense of the participant or the participant's beneficiary. Each of the Seller Group, and any ERISA Affiliate which maintains a "group health plan" within the meaning of Section 5000(b)(1) of the Code has substantially complied with the notice and continuation requirements of Section 4980B of the Code, COBRA, Part 6 of Subtitle B of Title I of ERISA and the regulations thereunder.

(p)  [Intentionally Omitted.]

(q) Except as set forth in Schedule 3.8(q), neither the execution and delivery of this Agreement nor the consummation of the transactions contemplated hereby will (i) result in any payment becoming due by any member of the Seller Group to any Seller Employee in an amount which exceeds three times such employee's current base salary, (ii) increase any benefits otherwise payable under any Seller Plan or (iii) result in the acceleration of the time of payment or vesting of any such benefits under any Seller Plan.

(r) No member of the Seller Group has any contract, plan or commitment, whether legally binding or not, to create any additional Seller Plan or to modify any existing Seller Plan, except as required by applicable law.

(s) Except as set forth on Schedule 3.8(s), no stock or other security issued by any member of the Seller Group forms or has formed a material part of the assets of any Seller Plan that is subject to ERISA.

(t) With respect to any period for which any contribution to or in respect of any Seller Plan (including workers' compensation) is due and owing, each member of the Seller Group has made due and sufficient current accruals for such contributions and other payments in accordance with generally accepted accounting principles applicable in the United States, and such current accruals through June 30, 2001 are duly and fully provided for in the balance sheet for the period then ended.

(u)  [Intentionally Omitted.]

(v) Except as set forth on Schedule 3.8(v), to Seller's Knowledge, with respect to each Foreign Plan:

     (i) all employer and employee contributions to each Foreign Plan required by law or by the terms of such Foreign Plan have been made, or, if applicable, accrued in accordance with normal accounting practices;

     (ii) the fair market value of the assets of each funded Foreign Plan, the liability of each insurer for any Foreign Plan funded through insurance or the book reserve established for any Foreign Plan, together with any accrued contributions, is sufficient to procure or provide for the accrued benefit obligations on a going concern and a solvency basis, as of the Closing Date, with respect to all current or former participants in such plan according to the actuarial assumptions and valuations most recently used to determine employer contributions to such Foreign Plan and no transaction contemplated by this Agreement shall cause such assets or insurance obligations to be less than such benefit obligations; and

     (iii)each Foreign Plan required to be registered has been registered and has been maintained in good standing with applicable regulatory authorities.

(w) Except as set forth on Schedule 3.8(w), (i) none of the Seller Employees is represented in his or her capacity as a Seller Employee by any labor organization; (ii) no member of the Seller Group has recognized any labor organization nor has any labor organization been elected or certified as the collective bargaining agent of any Seller Employees, nor has any member of the Seller Group entered into any collective bargaining agreement or union contract with or recognizing any labor organization as the bargaining agent of any Seller Employees; (iii) to Seller's Knowledge, there is no union organization activity involving any of the Seller Employees, pending or threatened, nor has there ever been union representation involving any of the Seller Employees; (iv) there is no works council of any of the Assigning Subsidiaries; (v) to Seller's Knowledge, there is no picketing, pending or threatened, and there are no strikes, slowdowns, work stoppages, other job actions, lockouts, arbitrations, grievances or other labor disputes involving any of the Seller Employees, pending or threatened; (vi) to Seller's Knowledge, there are no complaints, charges or claims against any member of the Seller Group pending or, to Seller's Knowledge, threatened which could be brought or filed, with any public or governmental authority, arbitrator or court based on, arising out of, in connection with, or otherwise relating to the employment or termination of employment or failure to employ by any member of the Seller Group of any individual that could be reasonably expected to result (either individually or in the aggregate) in a Material Adverse Effect; (vii) to Seller's Knowledge, each member of the Seller Group is in compliance with all United States and foreign laws, regulations and orders relating to the employment of labor, including all such laws, regulations and orders relating to wages, hours, the WARN Act, collective bargaining, discrimination, civil rights, safety and health, workers' compensation and the collection and payment of withholding and/or social security contributions/taxes and any similar tax except for immaterial non-compliance; and (viii) there has been no "mass layoff" or "plant closing" as defined by WARN with respect to any member of the Seller Group within the six (6) months prior to the date of this Agreement.

(x) No Seller Plan which is intended to qualify under Section 401(k) of the Code provides for employee contributions other than pre-tax salary deferrals, excluding Seller Plans which do not cover: (i) employees of Seller and Assigning Subsidiary who provide services related to the
     Purchased Assets; and (ii) employees of Seller and its Affiliates who provide services related to the Purchased Assets whose employment relationship will not be transferred to Purchaser or any Purchaser Affiliate by operation of law as a result of the transactions contemplated by this Agreement.

3.9 Taxes.

(a) Except as set forth on Schedule 3.9(a), each member of the Seller Group (i) has timely filed (or there has been timely filed on its behalf) with the appropriate Governmental Entities all Tax Returns required to be filed, and all such Tax Returns are true and correct in all material respects, and
     (ii) has paid (or there has been paid on its behalf) all Taxes due and payable or claimed or asserted by any Governmental Entity to be due from it or has provided for all such Taxes on its books and records and in accordance with the Accounting Principles, including without limitation in the Financial Statements. With respect to any period for which Tax Returns have not yet been filed, or for which Taxes are not yet due or owing, each member of the Seller Group has made due and sufficient current accruals for such Taxes on its books and records and in accordance with the Accounting Principles, including without limitation the Financial Statements;

(b)  [Intentionally Omitted];

(c) Except as set forth on Schedule 3.9(c), no written claim has been made by a taxing authority in a jurisdiction where any member of the Seller Group does not file Tax Returns to the effect that such member of the Seller Group is or may be subject to taxation by that jurisdiction with respect to any Purchased Asset;

(d) Except as set forth on Schedule 3.9(d), no audit report has been issued prior to the date of this Agreement (or otherwise with respect to any audit or investigation in progress) relating to Taxes due from or with respect to any member of the Seller Group with respect to taxable years for which the statute of limitations remains open or with respect to which Taxes are not yet paid. All deficiencies asserted or assessments made as a result of any examinations by the IRS or any other Governmental Entity of the Tax Returns of, or covering or including any member of, the Seller Group have been fully paid, and there are no other actions, suits, investigations, audits or claims by any Governmental Entity in progress relating to any member of the Seller Group, nor has any member of the Seller Group received any notice from any Governmental Entity that it intends to conduct such an audit or investigation. Except as set forth on Schedule 3.9(d), no issue has been raised by a Governmental Entity (i) in any examination with respect to federal income Taxes for Tax years of any member of the Seller Group ended 1989 through 1999 which, by application of the same or similar principles, could reasonably be expected to result in a proposed deficiency for any subsequent taxable period or (ii) in any examination with respect to Taxes other than federal income Taxes of any member of the Seller Group which, by application of the same or similar principles, could reasonably be expected to result in a proposed deficiency of at least $500,000 for any subsequent taxable period. Except as set forth on Schedule 3.9(d), no member of the Seller Group is subject to any private letter ruling of the IRS or comparable rulings or closing agreements of other Governmental Entities;

(e) Except as set forth on Schedule 3.9(e), each member of the Seller Group has withheld and paid over to the appropriate Governmental Entity all material amounts of Taxes required to be withheld in connection with any amounts paid or owing to any employee, creditor, independent contractor or other third party.

(f) There are no liens for Taxes upon the Purchased Assets except for liens arising as a matter of law relating to current Taxes not yet due and liens set forth on Schedule 3.9(f) for Taxes that are being contested in good faith and for which adequate reserves have been set aside;

(g) Except as set forth on Schedule 3.9(g), no property having an aggregate tax basis in excess of $5 million owned by any member of the Seller Group that is a United States corporation is (i) property required to be treated as being owned by another Person pursuant to the provisions of Section 168(f)(8) of the Internal Revenue Code of 1954, as amended and in effect immediately prior to the enactment of the Tax Reform Act of 1986, (ii) "tax-exempt use property" within the meaning of Section 168(h)(1) of the Code, (iii) "tax-exempt bond financed property" within the meaning of
     Section 168(g) of the Code, (iv) subject to Section 168(g)(1)(A) of the Code, or (v) limited use property" (as the term is used in Rev. Proc. 2001-28);

(h) No Purchased Asset is (i) a debt instrument, the interest on which is, or purports to be, excludable, in whole or in part, from gross income for federal income tax purposes, (ii) an interest in a taxable mortgage pool within the meaning of Section 7701(i) of the Code, or (iii) an interest in a partnership, trust or REMIC within the meaning of Section 7701(a) of the Code;

(i) Each partnership interest which is a Purchased Asset has in effect a valid election pursuant to Section 754 of the Code, which election will remain in effect for the taxable year of such partnership in which the transactions contemplated by this Agreement occur;

(j) For federal income tax purposes, none of the allocations of income, gain, loss or deductions in respect of any partnership interest which is a Purchased Asset for the respective partnership taxable years in which the transactions contemplated by this Agreement occur (or prior taxable years) are (or were) required to be determined under Section 704(c) of the Code or the principles thereof;

(k) None of the contracts, agreements or other arrangements included in the Purchased Assets contains any tax sharing or similar agreement (whether or not written) which provides an obligation to make payments after the Closing;

(l) None of the Purchased Assets is a "United States real property interest" within the meaning of Section 897(c)(i) of the Code;

(m)  [Intentionally Omitted];

(n) (i) The interest component of any payments required to be made under any Tax-Exempt Public Sector Financing Contracts which are Purchased Assets is specifically and separately stated in such Tax-Exempt Public Sector Financing Contract, (ii) such interest is not includable in the gross income of the recipient thereof for federal income tax purposes and (iii) all filings with the IRS or other taxing authority or Governmental Entity as are necessary to preserve the tax-exempt nature of such interest have been made, including but not limited to Form 8038-G or Form 8038-GC;

(o) (i) Except as set forth on Schedule 3.9(o), the classification of each Financing Contract which constitutes a Purchased Asset reflected on the books and records of each member of the Seller Group is consistent with the manner in which such Financing Contract has been classified on such member of the Seller Group's Tax Returns (as a loan or as a lease for Tax purposes), (ii) such classification (as a loan or as a lease for Tax purposes) has not been challenged by the IRS or any other Governmental Entity in a notice of proposed adjustments or notice of deficiency and
     (iii) no member of the Seller Group has reported its status under any Financing Contract which constitutes a Purchased Asset as that of a partner or member of any other association for Tax purposes;

(p) No borrower on, co-lender under, or Person holding a participation in a Purchased Asset that is a debt obligation is other than a "United States person" as such term is defined in Section 7701(a)(30) of the Code;

(q) All of the Financing Contracts which are Purchased Assets which are treated as true leases for federal income Tax purposes without regard to Section 7701(h) of the Code on the books and records of the Seller Group are true leases for federal income Tax purposes without regard to Section 7701(h) of the Code;

(r) All of the Financing Contracts which are Purchased Assets that contain terminal rental adjustment clauses are qualified motor vehicle operating agreements within the meaning of Section 7701(h) of the Code.

(s) Each member of Seller Group has paid, or cause to be paid, any and all license fees, stamp taxes, excise, sales, use, transfer or property taxes or similar fees or taxes due and payable with respect to all Purchased Financing Contracts and Portfolio Property subject thereto to the state or other jurisdiction (or any political subdivision thereof) where required, arising out of, pursuant to or in connection with the Financing Contracts.

(t) All Purchased Assets located in Canada will be sold by an Assigning Subsidiary which is not a non-resident of Canada for purposes of the Income Tax Act (Canada).

(u) There has been a Final Tax Determination with respect to Seller's federal income Tax liability with respect to its taxable years ended 1989 through 1995, and any deficiencies have been paid by Seller in full in cash (or by way of an offset against a refund otherwise owing to Seller).

(v) Except as set forth on Schedule 3.9(v), Seller or the applicable Assigning Subsidiary transferring Purchased Assets located in a jurisdiction that imposes Value Added Tax is, where required under the Value Added Tax and related legislation, properly registered for Value Added Tax purposes in the applicable jurisdiction. (w) Seller or the applicable Assigning Subsidiary located in a jurisdiction that imposes Value Added Tax on the supply of goods and services has not made any supplies which do not carry the right to full Value Added Tax recovery in connection with the Purchased Assets.

(x)  [Intentionally Omitted]

(y) Seller has served written notice of its motion seeking entry of the Sales Procedures Order (as defined in the Approval Order) on each applicable taxing authority in each jurisdiction in which it or any of its Assigning Subsidiaries which are debtors in the Chapter 11 Cases are subject to Tax.

3.10 [Intentionally Omitted.]

3.11 [Intentionally Omitted.]

3.12 Purchased Other Contracts.

(a) Except as set forth on Schedule 3.12(a), no member of the Seller Group is, nor, to Seller's Knowledge, is any other party in material breach of or in material default under any Purchased Other Contract and no event has occurred which, with notice and/or lapse of time, would constitute a material default by such member of the Seller Group or any other party thereto under any such contracts or agreements. No member of the Seller Group has received any written notice from or given any written notice to any other party thereto indicating that it or such other party, as the case may be, is presently in default under or in breach or violation of any Purchased Other Contract in any material respect.

(b) Except as set forth on Schedule 3.12(b) or as permitted in Section 5.1(d), as of the date hereof, no member of the Seller Group is party to, bound by or subject to any Material Contract, or to any other agreement, contract or commitment of the following kinds related to the Purchased Assets: (i) any agreement, contract or commitment to which any member of the Seller Group is a party relating to the disposition or acquisition of any material portion of the Purchased Assets, (ii) any guarantee or indemnification by any member of the Seller Group included in any of the Purchased Other Contracts running to any Person which involves, individually or in the aggregate, a contingent liability of such member of the Seller Group of $500,000 or more, (iii) any material agreement, contract or commitment providing for the collection, servicing or administration of leases, loans, conditional sales agreements or financial instruments of a type included in the Purchased Financing Contracts, by any member of the Seller Group on behalf of any other Person, (iv) any agreement, contract or commitment providing for the collection, servicing or administration by any Person of any Purchased Financing Contract, (v) any agreement, contract or commitment by any Person to purchase Purchased Financing Contracts, or any interests or participations therein, or any material agreement, contract or commitment by any member of the Seller Group to sell Purchased Financing Contracts, or any material interests or participations therein, (vi) any agreement, contract or commitment included in the Purchased Assets containing any covenant or provision limiting the freedom of any member of the Seller Group to engage in any line of business or compete with any Person in any geographic area, (vii) any agreement, contract or commitment which would, if performed in accordance with its terms, have a Material Adverse Effect, or (viii) any commitment to do any of the foregoing. Each agreement, contract or commitment set forth on Schedule 3.12(b) (except those that may be referred to in clauses (i), (ii), (vi) and (vii) and, in respect of clauses (i), (ii), (vi) and (vii), clause (viii)) is valid, binding and enforceable against the parties thereto in accordance with its terms except, in case of parties thereto who are not party to the Chapter 11 Cases, to the extent the foregoing may be limited by the Bankruptcy Exception and is in full force and effect.

3.13 Litigation and Liabilities. Except as set forth on Schedule 3.13, there are no (i) civil, criminal or administrative actions, suits, claims, hearings, investigations or proceedings pending (including, but not limited to, any counterclaims and, collectively, "Proceedings") or, to Seller's Knowledge, threatened, against any member of the Seller Group relating to or affecting any of the Purchased Assets or Assumed Liabilities or (ii) obligations or liabilities, whether or not accrued, contingent or otherwise, or any other fact or circumstance to Seller's Knowledge that forms a reasonable basis for any claim against or obligation or liability of any member of the Seller Group relating to or affecting the Purchased Assets or Assumed Liabilities except in the case of clauses (i) and (ii) as would not be likely to have, individually or in the aggregate, a Material Adverse Effect. Since December 31, 2000, no member of the Seller Group has been the subject of any Proceeding nor, to Seller's Knowledge, have there been any investigations by or before any Governmental Entity, in either case relating to any of the Purchased Assets or Assumed Liabilities or liabilities that will be transferred by operation of law to Purchaser or any Purchaser Affiliate as a result of the transactions contemplated by this Agreement, nor to Seller's Knowledge does any valid basis for any such investigation exist.

3.14 [Intentionally Omitted.]

3.15 [Intentionally Omitted.]

3.16 Brokers' or Finders' Fees, etc. No Person acting on behalf of any member of the Seller Group or any of its Affiliates or under the authority of any of them is or will be entitled to any brokers' or finders' fee or any other commission or similar fee, directly or indirectly, from Purchaser or any of its Affiliates in connection with any of the transactions contemplated hereby.

3.17 Conduct of Business.

(a) Since June 30, 2001, each member of the Seller Group has with respect to the Purchased Assets used its commercially reasonable efforts to preserve substantially intact the business organizations of each member of the Seller Group and to preserve the present relationships of each member of the Seller Group with (i) the Seller Employees, except for the issuance of any WARN Act notices, and (ii) each Person having any business relationships with any member of the Seller Group relating to the Purchased Assets, except to the extent the discontinuance of such relationship would likely not have a Material Adverse Effect.

(b) Except as set forth on Schedule 3.17(b), since June 30, 2001, or, if later, the date such assets and liabilities first became assets or liabilities, as the case may be, of a member of the Seller Group, (i) each member of the Seller Group has owned, operated and serviced the Purchased Assets and acted with respect to the Assumed Liabilities only in the ordinary course consistent with past practices and has not deviated from or changed in any respect its credit policy or collateral eligibility standards in any material respect; and (ii) to the extent that any member of the Seller Group has approved credit applications with respect to Financing Contracts entered into after June 30, 2001, but prior to the date of this Agreement, such member of the Seller Group has complied with standards of evaluating, originating, underwriting and funding new business which are in all respects consistent with its past practices.

3.18 Purchased Financing Contracts.

(a) Except as set forth on Schedule 3.18(a), each Purchased Financing Contract and Credit Enhancement (i) is valid, binding and enforceable by the member of the Seller Group party thereto against the Obligor or provider of such Credit Enhancement thereunder in accordance with its written terms, except as may be limited by the Bankruptcy Exception, and (ii) constitutes and arose out of a bona fide business transaction entered into in the ordinary and usual course of business of such member of the Seller Group, consistent with its past practices.

(b) Except as set forth on Schedule 3.18(b), (i) each Purchased Financing Contract and Credit Enhancement is, or as of the Closing Date will be, in full force and effect, free and clear of Encumbrances other than Permitted Encumbrances, and not subject to any defense, offset, claim, right of rescission or counterclaim by the Obligor or provider of such Credit Enhancement under such Purchased Financing Contract in the case of a Purchased Financing Contract or by the obligor thereunder in the case of a Credit Enhancement, or any Person claiming under any such right; (ii) no member of the Seller Group is in breach of or default under any Purchased Financing Contract or Credit Enhancement, no other party is in payment breach thereof or payment default thereunder and, to Seller's Knowledge, no other event has occurred which, with notice and/or lapse of time, would constitute a default by any member of the Seller Group or any other party thereunder; (iii) no Obligor under any Purchased Financing Contract (A) has acquired any Portfolio Property, any interest in any Portfolio Property or the use of any Portfolio Property pursuant to such Purchased Finance Contract for personal, family or household use or for agricultural purposes, or (B) is required under any applicable law to withhold from payments on any such Purchased Financing Contract any interest or other withholdings for the payment of Taxes to any Governmental Entity; (iv) each applicable member of the Seller Group has in its possession a fully executed original of any lease or note (and an executed original or a true and correct copy of all other documents) comprising each Purchased Financing Contract (except for Purchased Financing Contracts that are the subject of a Discounting Financing Agreement, copies of which shall be delivered to Purchaser at Closing) and Credit Enhancement and all other documents required by each member of the Seller Group's credit or investment approval with respect to each Purchased Financing Contract; (v) no Purchased Financing Contract is terminable at the option of the Obligor thereunder except to the extent that such Obligor is required to pay to such member of the Seller Group a termination fee in an amount which, together with the Residual and any payments from date of termination equals at least the Net Book Value at such time of such Purchased Financing Contract; (vi) each member of the Seller Group has in its possession documents sufficient to establish the Original Equipment Cost of all Portfolio Property for purposes of determining personal property tax liability; (vii) all payments pursuant to each Purchased Financing Contract are made directly to the applicable member of the Seller Group, except Purchased Financing Contracts subject to Discounted Financing Agreements; and (viii) each member of the Seller Group has approved credit applications and otherwise entered into commitments with respect to Purchased Financing Contracts in a manner consistent with such member of the Seller Group's credit policies, collateral eligibility standards and credit quality classifications in effect at the time and otherwise complied with standards of evaluating, originating, underwriting and funding new business which are in all respects consistent with its past practices.

(c) Except as set forth on Schedule 3.18(c), no Purchased Financing Contract is subject to any debt subordination agreement, participation agreement, intercreditor agreement, owner trust agreement, purchase agreement, collateral sharing agreement, residual sharing agreement, remarketing agreement or vendor recourse agreement, and, except in connection with the debtor-in-possession financing under the Chapter 11 Cases and under any Purchased Discounted Financing Agreement, no Purchased Financing Contract is subject to any Disposition Agreement.

(d) As of the date of this Agreement, Schedule 3.18(d) sets forth a list of each Credit Enhancement constituting a Purchased Asset that is a letter of credit, certificate of deposit or stock certificate, along with (i) the issuer thereof, (ii) the maximum amount drawable thereunder, principal amount thereof or number of shares represented thereby, (iii) the expiration or maturity date thereof, if applicable and (iv) the physical location thereof.

(e) The Seller Group, through any one or more of its members, owns and has good title to each of the Purchased Financing Contracts, free and clear of all Encumbrances other than Permitted Encumbrances.

(f)  Schedule  3.18(f)  sets  forth  all  of  the  Required  Consent   Financing
     Contracts.

3.19 Portfolio Property.

(a) Except as disclosed on Schedule 3.19(a): (i) each member of the Seller Group has, with respect to each item of Portfolio Property, that such member of the Seller Group will be transferring to Purchaser and Purchaser Affiliates pursuant hereto, either (A) good and valid title to such Portfolio Property, free and clear of all Encumbrances other than Permitted Encumbrances, or (B) a valid first priority security interest on such Portfolio Property that is governed by or subject to a Financing Contract which has been duly perfected (including but not limited to pursuant to all appropriate Uniform Commercial Code filings); (ii) with respect to each item of Portfolio Property, the amount of the Original Equipment Cost with respect thereto is described accurately in the files of each member of the Seller Group that relate to such item of Portfolio Property in the same level of detail that such individual item of Portfolio Property is identified in the applicable Purchased Financing Contract; (iii) none of such Portfolio Property is a vessel, an aircraft or a vehicle; and (iv) no Person has an option to purchase any item of such Portfolio Property at the end of the lease term for a fixed amount less than the greater of (A) the Residual thereof or (B) the amount set forth in the Financing Contract covering such Portfolio Property.

(b) Except as set forth on Schedule 3.19(b), to Seller's Knowledge, (i) all Portfolio Property has complied and now complies in all respects with all laws, statutes, ordinances, rules and regulations applicable to such Portfolio Property, except that Seller makes no representation as to whether the use of Portfolio Property by the Obligor complies with such laws, statutes, ordinances, rules and regulations; and (ii) each Financing Contract requires the Obligor thereunder (and not a member of the Seller Group or any other Person) to provide insurance against loss or damage with respect to the Portfolio Property subject to or governed by such Financing Contract.

(c)  Except for the Portfolio Property relating to Financing Contracts listed on
     Schedule 1.1O and as described on Schedule 3.19(a), the Seller Group through at least one of its members owns and has good title (and perfected title in jurisdictions that have a method of perfecting title in Portfolio Property) to all of the Portfolio Property related to the Purchased
     Financing Contracts, free and clear of all Encumbrances other than Permitted Encumbrances. No member of the Seller Group is in default in any agreement or arrangement with the third parties which own title to the Portfolio Property related to the Financing Contracts listed on Schedule 1.1O and as described on Schedule 3.19(a), which default would give rise to an acceleration of payments to become due thereunder.

3.20 Environmental Matters. Except as disclosed on Schedule 3.20 (i) each member of the Seller Group and each of the Purchased Assets is in compliance with all Environmental Laws and Environmental Permits; (ii) there are no claims or proceedings pending or, to Seller's Knowledge, threatened against any member of the Seller Group with respect to the Purchased Assets alleging the violation of or non-compliance with Environmental Laws; (iii) to Seller's Knowledge, there are no facts, circumstances or conditions that could result in the owner or operator of the Purchased Assets incurring liabilities under Environmental Laws; and (iv) Seller has provided Purchaser with copies of all material environmental, health and safety assessments, audits, investigations, analyses and other such reports relating to the Purchased Assets (each, an "Environmental Report") that are, as of the date of this Agreement, in the possession, custody and control of each member of the Seller Group, except, in respect of clauses
(i), (ii) and (iii) hereof, that has not had or is reasonably likely to have a Material Adverse Effect.

3.21  Transactions  With  State  and Local  Governments.  With  respect  to each
Purchased Financing Contract for which the Obligor is a State and Local Governmental Entity, (i) the member of the Seller Group party to such Financing Contract has complied with all bidding requirements applicable to such transaction and with all requirements of any applicable request for proposal, including, without limitation, those applicable to the Portfolio Property and all federal and state statutes and regulations governing equal employment opportunity, affirmative action and environmental protection; (ii) such member of the Seller Group is the Person, or assignee of the Person, named in and subject to the request for proposal and will continue to perform or cause to be performed any obligations arising from such Financing Contract; and (iii) such member of the Seller Group has (or timely will) give notice to each applicable State and Local Governmental Entity of the assignment of the rights of such member of the Seller Group in the Purchased Assets to Purchaser and has obtained the consent of such State and Local Governmental Entity if required by the terms of the Financing Contract.

3.22 [Intentionally Omitted.]

3.23 [Intentionally Omitted.]

3.24 [Intentionally Omitted.]

3.25 [Intentionally Omitted.]

3.26 Purchased Discounted Financing Agreements. No Purchased Discounted Financing Agreement (i) except as set forth on Schedule 3.26, provides that the lender thereunder has recourse against any person for the payment thereunder except the Obligor of the Financing Contract securing such indebtedness, (ii) except as set forth on Schedule 3.26, has an amount due in excess of the remaining rent payments under the Financing Contract securing such indebtedness,
(iii) allows the lender to retain its security interest in the Financing Contract securing such indebtedness after the repayment of such indebtedness,
(iv) is cross collateralized to any Property other than any Purchased Financing Contract which was discounted for such indebtedness and its underlying Portfolio Property, (v) except as set forth on Schedule 3.26 has a lender located, or payments due, outside of the United States, (vi) has a cross default to any other agreement, (vii) has a representation or covenant which has been breached by any member of the Seller Group, which would give (with the giving of notice or passage of time or both) the lender thereunder the ability to accelerate payment to become due thereunder, (viii) would prohibit Purchaser or any Purchaser Affiliate from receiving payments on the Financing Contract securing such indebtedness after such indebtedness is paid in full, or (ix) gives a right of setoff to the lender for any amounts owed thereunder. Each Purchased Discounted Financing Agreement is substantially in the same form as the Discounted Financing Agreements set forth on Schedule 3.26. Schedule 3.26 sets forth all Discounted Financing Agreements to which any Assigning Subsidiary is a party.

3.27 Transferred European Leases. Schedule 3.27 sets forth all of the Financing Contracts that were transferred from any Assigning Subsidiary to Comdisco Equipment Solutions (Europe) B.V. Except where the failure to be true was cured, or will be cured prior to Closing through the transfer by another Assigning Subsidiary or otherwise, at no cost to Purchaser or any Purchaser Affiliate, (i) all such Financing Contracts were validly and effectively transferred to Comdisco Equipment Solutions (Europe) B.V. and where necessary the consent of the Obligor or another third party to such transfer was obtained in accordance with the terms of the relevant Financing Contract, (ii) each such Financing
Contract is valid, binding and enforceable by Comdisco Equipment Solutions (Europe) B.V. against the Obligor thereunder in accordance with its written terms (and in particular all applicable taxes, duties or other amounts (if any) payable in connection with the transfer of such Financing Contracts (and the transfer of the Portfolio Property subject to such Financing Contracts) to Comdisco Equipment Solutions (Europe) B.V. have been paid), except as may be limited by the Bankruptcy Exception, and (iii) no such transfers are capable of being set aside on the grounds that they were conducted at an undervalue or constituted fraudulent conveyance or preferential transfer or any similar reason.

ARTICLE IV

                   REPRESENTATIONS AND WARRANTIES OF PURCHASER

     Purchaser makes, and at Closing will cause each Purchaser Affiliate to make, the following representations and warranties to Seller:

4.1 Organization and Good Standing. Purchaser is, and each Purchaser Affiliate will be at Closing, a duly organized entity, validly existing and in good standing under the laws of the state of its incorporation, and Purchaser has, and each Purchaser Affiliate will have at Closing, the corporate or other applicable power to own and lease its Property and to carry on its business as now being conducted.

4.2 Corporate Authority. Purchaser has, and each Purchaser Affiliate will have at Closing, all requisite corporate or other applicable power and authority to execute and deliver, and to perform its obligations under, this Agreement, the Transitional Services Agreement and the other documents to be executed and delivered by Purchaser or such Purchaser Affiliate pursuant hereto and thereto. Each of this Agreement, the Transitional Services Agreement and the other documents to be executed and delivered by Purchaser or any Purchaser Affiliate pursuant hereto and thereto has been, or will be, as the case may be, duly authorized by all necessary corporate action and has been (or, with respect to the documents to be executed and delivered after the date hereof, will be at the Closing) duly executed and delivered by Purchaser or such Purchaser Affiliate and is (or, with respect to the documents to be executed and delivered after the date hereof, will be at the Closing) the valid and binding obligation of Purchaser or such Purchaser Affiliate, enforceable against Purchaser or such Purchaser Affiliate in accordance with its terms, except as enforcement thereof may be limited by the Bankruptcy Exception.

4.3 No Conflicts. Neither the execution and delivery by Purchaser or any Purchaser Affiliate of this Agreement, the Transitional Services Agreement or any other document to be executed and delivered by Purchaser or such Purchaser Affiliate in connection herewith or therewith nor compliance by Purchaser or such Purchaser Affiliate with the terms and provisions hereof or thereof nor consummation of the transactions contemplated hereby or thereby will conflict with or result in a breach of any of the terms, conditions or provisions of (i) the articles of incorporation (or equivalent document) or by-laws (or equivalent document, including Articles of Association) of Purchaser or such Purchaser Affiliate, or (ii) any judgment, order, injunction, decree or ruling of any court or of any Governmental Entity or any law, statute or regulation to which Purchaser or such Purchaser Affiliate or any of its Properties is subject.

4.4 Consents. Other than the filing of notifications pursuant to the HSR Act and any other filings pursuant to any corresponding anti-trust, competition or similar legislation in any other jurisdictions (including, without limitation, the Competition Act (Canada)), and the Approval Order issued by the Bankruptcy Court, and publication by Purchaser or any Purchaser Affiliate of the sale of assets pursuant hereto by the French entities that are Assigning Subsidiaries where such sale is considered to be a sale of an activity or going concern ("cession de fonds de commerce"), no notices, reports or other filings are required to be made by Purchaser or any Purchaser Affiliate with, nor are any consents, licenses, permits, Authorizations or approvals required to be obtained by Purchaser or any Purchaser Affiliate from, any Governmental Entity or any other Person in connection with the execution and delivery by Purchaser or any Purchaser Affiliate of this Agreement, the Transitional Services Agreement or any other document to be executed and delivered by Purchaser pursuant hereto or thereto or the consummation by Purchaser or such Purchaser Affiliate of the transactions contemplated hereby or thereby.

4.5 Brokers' or Finders' Fees, etc. No Person acting on behalf of Purchaser or any Purchaser Affiliate or any of their Affiliates or under the authority of any of them is or will be entitled to any brokers' or finders' fee or any other commission or similar fee, directly or indirectly, from Seller or any of its Affiliates in connection with any of the transactions contemplated herein.

4.6 Financing. As of the date hereof, Purchaser has, and on the Closing Date, Purchaser and each Purchaser Affiliate will have, sufficient funds available to deliver the Purchase Price to Seller and consummate the transactions contemplated by this Agreement. Upon the Closing, (i) neither Purchaser nor any Purchaser Affiliate will be insolvent, (ii) neither Purchaser nor any Purchaser Affiliate will be left with unreasonably small capital, (iii) neither Purchaser nor any Purchaser Affiliate will have incurred debts beyond its ability to pay such debts as they mature and (iv) the capital of Purchaser and each Purchaser Affiliate will not be impaired.

ARTICLE V

                        CONDUCT AND TRANSACTIONS PRIOR TO
                         CLOSING; COVENANTS; INDEMNITIES

                  Seller agrees and covenants with Purchaser as follows:

5.1 Investigations; Certain Covenants. Between the date of the Approval Order and the Closing (or, with respect to Sections 5.1(b), 5.1(c) and (d), during the period set forth therein):

(a) Seller shall give or cause to be given to Purchaser and its representatives and agents reasonable access during normal business hours to all the premises, personnel and books and records (wherever located) of each member of the Seller Group, including, but not limited to, all accounting books and records, all financial records and statements, and all Tax Returns and Tax records, in each case pertaining to any Purchased Financing Contract, any Portfolio Property or any Assumed Liability, or any other Purchased Asset. Seller shall assemble, and at least 15 days prior to the Estimated Closing Date, Seller shall make available for Purchaser's review, at a location or locations mutually agreeable between Purchaser and Seller, a lease file for each Purchased Financing Contract (each, a "Lease File"), which shall contain, to the extent available, the credit file, the correspondence file, the document file and the documents set forth on
     Schedule 5.1(a), each organized so that all such documents relating to a specific Purchased Financing Contract are located in a single Lease File.

(b) As soon as practicable following the date of the Approval Order, each of Purchaser and Seller shall make or cause to be made all filings required to be made by it or on its behalf under the HSR Act and any corresponding anti-trust, competition or similar legislation in any other jurisdictions (including, without limitation, the Competition Act (Canada) relating to the transactions contemplated hereby and shall use its commercially reasonable efforts to cause an early termination under the waiting period under the HSR Act (and to obtain the requisite approvals or consents of Governmental Entities and to cause any applicable waiting periods to expire pursuant to the laws of any other jurisdictions) as soon as practicable. However, neither Purchaser nor any of its Affiliates shall have any obligation to dispose of, hold separate or otherwise restrict its enjoyment of any of its assets or properties (including, without limitation, after the Closing, the Purchased Assets). Purchaser shall pay the filing fees for all filings required pursuant to this Section 5.1(b).

(c) Except as otherwise expressly provided in this Agreement, between the date of this Agreement and Closing, Seller shall use, and shall cause each Assigning Subsidiary to use, commercially reasonable efforts under the circumstances to preserve substantially intact the Purchased Assets and shall use, and shall cause each Assigning Subsidiary to use, its commercially reasonable efforts under the circumstances to preserve its present business relationships, including, but not limited to, those with the Obligors under Financing Contracts, where the discontinuance of such relationships would have a Material Adverse Effect.

(d) Except as otherwise expressly permitted by this Agreement or consented to in writing by Purchaser and except as prohibited by the Bankruptcy Code or the Bankruptcy Court in the Chapter 11 Cases prior to the date hereof, Seller shall, and cause each of the Assigning Subsidiaries to, between the date of this Agreement and Closing:

     (i) own, operate and service the Purchased Assets and act with respect to the Assumed Liabilities, in the ordinary and usual course consistent with past practices; provided, that, any member of the Seller Group may prepay any of its indebtedness if such prepayment does not otherwise violate any provision of this Agreement except that no member of the Seller Group shall prepay any Discounted Financing Agreement related to a Purchased Financing Contract;

     (ii) maintain its books, accounts and records relating to the Purchased Assets and employees relating to the Purchased Assets in the ordinary course of business consistent with past practices, and cause such books, accounts and records to be true and complete in all material respects;

     (iii) [Intentionally Omitted];

     (iv) [Intentionally Omitted];

     (v) use commercially reasonable efforts to keep available the services of the present employees necessary to maintain (without deterioration) in any material respect its business as such business relates to the Purchased Assets; and

(vi) use commercially reasonable efforts to maintain the goodwill associated with its business, as such business relates to the Purchased Assets, including, without limitation, preserving the relationship of customers, suppliers and others having business dealings with any member of the Seller Group.

     Except as otherwise expressly permitted by this Agreement, between the date of this Agreement and Closing, Seller, without the written consent of Purchaser, shall not, nor shall it permit any Assigning Subsidiary to, with respect to any of the Purchased Assets:

          (A) waive or commit to waive any right that could have, individually or in the aggregate, a Material Adverse Effect;

          (B) with respect to the Laboratory and Scientific Segment, modify the policies or practices for (x) evaluating, originating, underwriting or funding business, (y) collection, or (z) valuing Portfolio Property;

          (C)  [Intentionally Omitted];

          (D)  make any advance,  novation,  modification or other accommodation
               (other than those described in clause (A) above) to any Obligor or provider of a Credit Enhancement other than in the ordinary course of business consistent with past practices;

          (E) except as required by any debtor-in-possession financing in the Chapter 11 Cases, mortgage, pledge or otherwise encumber any assets;

          (F) sell, lease (other than leases or conditional sales of Portfolio Property pursuant to the Financing Contracts), transfer or otherwise dispose of any assets included in the Purchased Assets, except sales of inventory in the ordinary course of business consistent with past practices;

          (G)  [Intentionally Omitted];

          (H) make any change in financial or tax accounting methods, principles or practices applicable to the Purchased Assets or Assumed Liabilities unless permitted by the Accounting Principles;

          (I) adopt, approve, ratify or enter into any collective bargaining agreement, side letter, memorandum of understanding or similar agreement with any labor union covering the Seller Employees, except as may be required under applicable law;

          (J) take any action that would breach Seller's representations, warranties or covenants contained in this Agreement if such representation, warranty or covenant were made at the time of the action;

          (K) with respect to any Financing Contract of a type that would be included within the definition of Purchased Financing Contracts (without considering clauses (E), (H) or (J) of the proviso thereof) (a "Non-Terminable or Modifiable Financing Contract"),
               (x) terminate, or permit the termination of such Financing Contract prior to the expiration of the scheduled term thereof (except for terminations, without a violation of clause (z) below, at the election of an Obligor as contractually permitted under such Financing Contract), (y) directly or indirectly extend or otherwise restructure the payment schedule or payment terms of any such Financing Contract beyond 30 days from the original due date of a payment, or extend or otherwise restructure any other term or condition of any such Financing Contract (except modifications or amendments to reflect equipment additions or upgrades and lease term extensions related to such additions or upgrades), or (z) encourage or induce an Obligor under such Financing Contract to elect to terminate such Financing Contract prior to the expiration of the scheduled term thereof; or

          (L) enter into an agreement, contract or commitment (other than this Agreement) to do any of the things prohibited by the foregoing clauses (A) through (K).

(e)  [Intentionally Omitted.]

(f) Seller shall, and shall cause each of the Assigning Subsidiaries to, use commercially reasonable efforts to obtain (i) all Authorizations, consents and approvals referred to in Section 3.4 hereof, (ii) the written consent, and any required novation, of the required third parties to transfer the Required Consent Financing Contracts to Purchaser, or any Purchaser Affiliate designated by Purchaser, at the Closing, and (iii) a Discounted Lender Consent for every Discounted Financing Agreement secured by a Financing Contract that would otherwise be a Purchased Financing Contract but for the requirement in clause (J) of the proviso of the definition of Purchased Financing Contracts.

(g) Prior to Closing but after the signing of the Approval Order by the Bankruptcy Court, and for a period not to exceed four months following the Closing Date, Seller shall, and shall cause each of the Assigning Subsidiaries to, reasonably cooperate with Purchaser and each Purchaser Affiliate by providing reasonable access (during normal business hours) to (subject to a non-disclosure agreement), (i) available information regarding, and (ii) available personnel who are knowledgeable regarding, the systems, hardware and software used by the Seller Group to collect, service and operate the Purchased Assets as and to the extent reasonably requested by Purchaser solely in connection with the conversion of data with respect to the Purchased Financing Contracts onto the systems, hardware and software of the Purchaser or applicable Purchaser Affiliate. Effective as of the Closing Date, Seller hereby grants and shall cause each Assigning Subsidiary to grant, to Purchaser and each Purchaser Affiliate, to the extent owned by any of Seller or any Assigning Subsidiary, a perpetual, royalty free, non-transferable, non-exclusive license (in the jurisdictions in which the applicable grantor has such rights) to use all information provided under this Section 5.1(g) (the "Information") solely for their internal business purposes related to the Purchased Financing Contracts. "Information" shall not include any computer programs, including, but not limited to, any and all software implementations of algorithms, models and methodologies in source code or object code form, databases and compilations. Purchaser and the Purchaser Affiliates may not rent, lease, sublicense or otherwise transfer any of the Information or provide access to the Information to any third party. All rights in the Information not explicitly granted under this Section 5.1(g) are reserved.

(h) Five Business Days prior to Closing, Seller shall deliver to Purchaser listings as of such date of all Financing Contracts that fall under the definition of Purchased Financing Contracts (without giving effect to clauses (B), (D), (E), (F), (H)(z), (J) or (K) of the proviso in the definition thereof) and that either (i) fall under any of clauses (B), (D),
     (E), (J) or (K) of the proviso in the definition of Purchased Financing Contracts, (ii) fall under clause (i) of the definition of Delinquency Contracts or (iii) to Seller's Knowledge, do not satisfy the representations and warranties of Article III (which listing shall identify the breach of such representations and warranties).

(i) Seller shall deliver to Purchaser, at least five Business Days prior to Closing, all Environmental Reports that come to its possession, custody or control between the date hereof and Closing.

(j) Within 20 days after the date of the Approval Order, Seller shall deliver to Purchaser or the applicable Purchaser Affiliate a list of all third party consents required to transfer each Purchased Other Contract. Seller shall use its commercially reasonable efforts to obtain such consents prior to Closing. To the extent that Seller does not obtain such consents prior to Closing for a Purchased Other Contract, Purchaser may elect to exclude such Purchased Other Contract from the Purchased Assets notwithstanding that it is described as a Purchased Asset in Section 2.1.

5.2 Pending or Threatened Litigation. Between the date of this Agreement and the Closing, Seller and Purchaser shall inform each other, promptly upon obtaining knowledge thereof, of any pending or threatened litigation which reasonably could be anticipated to (i) render inaccurate in any material respect any representation or warranty made by Seller or Purchaser (as the case may be); or
(ii) prohibit or restrain or materially and adversely affect the consummation of the transactions contemplated hereby or the performance by Seller or Purchaser of their respective obligations hereunder.

5.3 Tax Matters/Allocation of Purchase Price.

(a)  Within 90 days  after the  completion  of the  final  determination  of the
     Special Procedures Report of Assets Acquired and Liabilities Assumed, Purchaser shall provide to Seller copies of a schedule allocating the Purchase Price (and any other items required to be treated as additional Purchase Price at such time, including the Two Closing Premium, if any) among Seller and the respective Assigning Subsidiaries and the Purchased Assets (the "Allocation Statement"); provided, that the Allocation Statement shall not be inconsistent with the allocation of the Purchase Price agreed to by Purchaser and Seller pursuant to Section 2.3, except to the extent any inconsistencies relate to or arise out of the final determination of the Special Procedures Report of Assets Acquired and Liabilities Assumed. Within 60 days after the receipt of such Allocation Statement, Seller shall propose to Purchaser any changes to such Allocation Statement or shall indicate its concurrence therewith, which concurrence shall not be unreasonably withheld. The failure by Seller to propose any such change or to indicate its concurrence within such 60 days shall be deemed to be an indication of its concurrence with such Allocation Statement. Purchaser and Seller shall file, and shall cause their Affiliates to file, all Tax Returns and statements (including Form 8594), forms and schedules in connection therewith in a manner consistent with such allocation of the Purchase Price and shall take no position contrary thereto unless required to do so by applicable Tax laws. Any disputes with respect to the items on the Allocation Statement which Purchaser and Seller, acting in good faith, are unable to resolve shall be resolved by the Selected Accounting Firm. Each of the parties to this Agreement shall be bound by the decision rendered by the Selected Accounting Firm.

(b) Cooperation with Respect to Tax Returns. Purchaser and Seller agree to furnish or cause to be furnished to each other, each at their own expense, as promptly as practicable, such information (including access to books and records) and assistance, including making employees available on a mutually convenient basis to provide additional information and explanations of any material provided relating to the Purchased Assets as is reasonably necessary for the filing of any Tax Return, for the preparation for any audit, and for the prosecution or defense of any claim, suit or proceeding relating to any adjustment or proposed adjustment with respect to Taxes or any appraisal of the Purchased Assets. Seller shall retain in its possession all Tax Returns and tax records relating to the Purchased Assets that might be relevant to any taxable period ending on or prior to the Closing Date (or the date of the Second Closing with respect to Purchased Finance Contracts transferred at the Second Closing) until the relevant statute of limitations has expired. After such time, Seller may dispose of such materials, provided that prior to such disposition Seller shall give Purchaser a reasonable opportunity to take possession of such materials. Purchaser shall retain in its possession, and shall provide Seller reasonable access to (including the right to make copies of), such supporting books and records and any other materials that Seller may specify with respect to Tax matters relating to any taxable period ending on or prior to the Closing Date (or the date of the Second Closing with respect to Purchased Finance Contracts transferred at the Second Closing) until 60 days after the relevant statute of limitations has expired.

(c)  Transfer Taxes and Value Added Tax.

     (i) Transfer Taxes. Seller shall be liable for and shall pay, or shall cause the applicable Assigning Subsidiary to pay (and Seller shall indemnify and hold Purchaser and each Purchaser Affiliate harmless from and against) any sales, use, transfer, stamp duty, registration duty, recording or similar Taxes other than Value Added Tax (collectively "Transfer Taxes") due as a result of the transactions provided herein and agrees to file all necessary documentation (including, but not limited to, all Tax Returns) with respect to all such Taxes in a timely manner. Purchaser shall co-operate with Seller and otherwise shall use its commercially reasonable efforts to obtain (at Seller's expense) any available refunds of, or credits for, any Transfer Taxes, and to the extent Purchaser or the applicable Purchaser Affiliate actually receives any such refunds or credits, net of any Taxes payable with respect thereto, Purchaser or the applicable Purchaser Affiliate shall remit to Seller or the applicable Assigning Subsidiary the amount of such refund (to the extent Seller or such Assigning Subsidiary previously paid such Transfer Taxes), promptly following receipt thereof (provided Seller has otherwise complied with its obligations pursuant to the first sentence of this Section 5.3(c)(i)). Notwithstanding the foregoing, the Approval Order shall contain a provision that Seller's sale, transfer, assignment and conveyance of the Purchased Assets to Purchaser hereunder shall be entitled to the protections afforded under Section 1146(c) of the Bankruptcy Code. Purchaser and Seller shall co-operate in providing each other any applicable resale exemption certificate.

          (ii) Value Added Tax.

               (A)  Exempt Transactions.

                    (1) Seller shall consult with Purchaser in determining whether a transfer of Purchased Assets by Seller or an Assigning Subsidiary to Purchaser or a Purchaser Affiliate is outside of the scope of Value Added Tax as a transfer or sale of a business as a going concern, or is otherwise exempt from Value Added Tax or not subject to a positive rate of Value Added Tax (an "Exempt Transaction"). Purchaser and Seller shall co-operate in good faith and provide each other with any information reasonably necessary to make a determination as to whether the transfer constitutes an Exempt Transaction.

                    (2) Unless otherwise notified in writing by Purchaser within ten Business Days from the date of the Approval Order (the "Notification Period"), the Seller or the applicable Assigning Subsidiary shall apply to each relevant taxing authority for an advance ruling addressing whether the transfer of Purchased Assets from Seller or an Assigning Subsidiary to Purchaser or a Purchaser Affiliate constitutes an Exempt Transaction. Seller or the applicable Assigning Subsidiary shall not apply for any advance rulings with respect to the transfer of Purchased Assets if
                         Purchaser has requested that no advance ruling be obtained. Purchaser and Seller shall confer with each other regarding the form and content of any request for an advance ruling, and Seller or the applicable Assigning Subsidiary shall provide Purchaser with a copy, for Purchaser's approval, of any document to be filed with the applicable taxing authority. Seller or the applicable Assigning Subsidiary shall act promptly and in good faith in preparing any advance rulings and shall take reasonable commercial efforts to ensure that the advance rulings are received in a timely manner. The advance rulings shall be filed no later than twenty five days from the date of the Approval Order; provided, however, if Purchaser notifies Seller in writing prior to the expiration of the Notification Period that Purchaser will want an advance ruling with respect to a particular jurisdiction, such advance ruling shall be filed no later than 15 Business Days from the date that Seller receives Purchaser's request. Unless the parties agree to appeal the determination of a local taxing authority, the parties agree to be bound by any written determination of a local taxing authority. The costs and expenses of seeking any advance ruling shall be shared equally by the parties.

                    (3) If Seller or the applicable Assigning Subsidiary has not received an advance ruling from a taxing authority with respect to which one had been filed at least ten Business Days prior to the Closing Date, the transfer of the Purchased Assets shall be treated as an Exempt Transaction until receipt of the advance ruling, unless the Seller and Purchaser agree to treat it otherwise. For avoidance of doubt, in the case of any jurisdiction with respect to which Seller or the applicable Assigning Subsidiary has not requested an advance ruling, Purchaser and Seller shall co-operate in good faith in reaching a reasonable agreement as to whether the relevant transfer constitutes an Exempt Transaction. If the Seller and the Purchaser cannot agree at least ten Business Days prior to the Closing Date as to whether a transfer constitutes an Exempt Transaction, the parties shall submit their dispute to the Selected Accounting Firm whose resolution shall be binding on the parties, unless the applicable taxing authority in the relevant jurisdiction subsequently rules otherwise. Each party shall pay one-half of the fees, costs and expenses incurred by the Selected Account Firm in connection therewith.

                    (4) Seller or the applicable Assigning Subsidiary shall, no later than fifteen Business Days after the Closing Date, deliver all records relevant to the Purchased Assets which are required by law to be preserved by Purchaser or the applicable Purchaser Affiliate for Value Added Tax purposes, and neither Seller nor any Assigning Subsidiary shall make a request to any taxing authority that these records be taken out of the custody of Purchaser or the applicable Purchaser Affiliate.

                    (5) If Seller or the applicable Assigning Subsidiary receives notice from a taxing authority that Value Added Tax is chargeable on a transfer of Purchased Assets, the Seller or the applicable Assigning Subsidiary shall notify the Purchaser or the applicable Purchaser Affiliate within five Business Days of receipt of such notice. Such transfer shall not be treated as an Exempt Transaction and Value Added Tax shall be chargeable on the transfer of the Purchased Assets in accordance with the Value Added Tax and related legislation in the applicable jurisdiction.

                    (6) Notwithstanding any disclosures set forth on Schedule 3.9(v), if Seller or an applicable Assigning Subsidiary transferring Purchased Assets located in a jurisdiction that imposes Value Added Tax is not properly registered for Value Added Tax (but is required to be so registered), Seller or such applicable Assigning Subsidiary shall apply to relevant taxing authority for registration within 20 days from the date of this Agreement.

               (B)  Non-Exempt Transactions.

                    (1) If the transfer of Purchased Assets in a particular jurisdiction is not an Exempt Transaction, Purchaser and Seller shall co-operate in good faith and shall use commercially reasonable efforts to structure the transfer of the Purchased Assets in each applicable jurisdiction in a manner that will either result in the Purchaser or the applicable Purchaser Affiliate being able to obtain a credit or recover in full any Value Added Tax charged on the transfer of the Purchased Assets at the earliest opportunity, and the parties shall equally share the costs and expenses in connection therewith; provided, that neither Seller nor the applicable Assigning Subsidiary shall be required to take any action that it is not legally permitted to take under the Value Added Tax and related legislation of the applicable jurisdiction.

                    (2) Purchaser and Seller shall consult with each other in good faith as to the amount of Value Added Tax to be imposed upon the transfer of Purchased Assets by Seller or an Assigning Subsidiary to Purchaser or a Purchaser Affiliate. If Seller and Purchaser cannot agree at least ten Business Days prior to the Closing Date as to the amount of Value Added Tax, the parties shall submit their dispute to the Selected Accounting Firm whose resolution shall be binding on the parties. Each party shall pay one-half of the fees, costs and expenses incurred by the Selected Accounting Firm in connection therewith.

                    (3) Seller or the applicable Assigning Subsidiary shall, no later than fifteen Business Days after the Closing Date, deliver all records relevant to the Purchased Assets which are required by law to be preserved by Purchaser or the applicable Purchaser Affiliate for Value Added Tax purposes, and neither Seller nor any Assigning Subsidiary shall make a request to any taxing authority that these records be taken out of the custody of Purchaser or the applicable Purchaser Affiliate.

               (C)  Payment of Value Added Tax.

                    (1) If Value Added Tax is chargeable on a particular transfer of Purchased Assets, Seller shall or shall cause the applicable Assigning Subsidiary to deliver a tax invoice which satisfies the local requirements of the corresponding Value Added Tax and related legislation to the Purchaser or the applicable
                         Purchaser Affiliate on a timely basis in accordance with the Value Added Tax and related legislation of the applicable jurisdiction. For the avoidance of doubt, where an advance ruling confirming that the applicable transfer does not constitute an Exempt Transaction has been obtained by the Seller or the applicable Assigning Subsidiary at least ten days prior to Closing, Seller shall or shall cause the applicable Assigning Subsidiary to deliver a tax invoice to the Purchaser or the applicable Purchaser Affiliate on the Closing of the transfer of Purchased Assets in each relevant jurisdiction.

                    (2) Seller or the applicable Assigning Subsidiary shall remit in a timely manner the Value Added Tax payable on the transfer of Purchased Assets to the applicable taxing authority along with any appropriate Value Added Tax returns required to be filed therewith.

                    (3) If Value Added Tax is chargeable on a particular transfer of Purchased Assets, Purchaser or the applicable Purchaser Affiliate shall reimburse by way of cleared funds the Value Added Tax to the Seller or the applicable Assigning Subsidiary upon the last of the following: (a) two Business Days before the Seller or the applicable Assigning Subsidiary is required to submit the Value Added Tax return to the relevant taxing authority, (b) twenty Business Days after receipt by Purchaser or the applicable Purchaser Affiliate of a tax invoice which satisfies local requirements of the corresponding Value Added Tax and related legislation, or (c) if an advance ruling was sought but not received ten days prior to the Closing
                         Date, twenty Business Days after the receipt by Purchaser or the applicable Purchaser Affiliate of the advance ruling confirming that the applicable transfer does not constitute an Exempt Transaction. Notwithstanding anything to the contrary herein, the Purchaser or the applicable Purchaser Affiliate shall not be required to reimburse Seller or the applicable Assigning Subsidiary for the amount of any Value Added Tax remitted by Seller or such Assigning Subsidiary with respect to a transfer of Purchased Assets in a particular jurisdiction (and Seller and such Assigning Subsidiary shall be responsible and shall indemnify and hold harmless Purchaser and the applicable Purchaser Affiliate for the amount of such Value Added Tax, without duplication as to matters indemnified pursuant to Section 5.4(a), Section 5.4(e) and Section 5.4(g)) if the representations and warranties (as they relate to the transfer) contained in Sections 3.9(v) or 3.9(w) are not true and correct or, with respect to such transfer, Seller or the applicable Assigning Subsidiary has failed to comply with any of the covenants contained in this Section 5.3(c)(ii).

                    (4) Upon any payment made after the Closing Date (i) pursuant to Section 2.4 of this Agreement, (ii) at the Second Closing, or (iii) upon receipt of any ruling by a relevant taxing authority as contemplated by Section 5.3(c)(ii)(A)(3), the Seller, the Assigning Subsidiaries, the Purchaser, and the Purchaser Affiliates shall co-operate in good faith (including, but not limited to, issuance of any additional tax invoices, credit notes or similar documentation which satisfies the requirements of the corresponding Value Added Tax legislation) so that the Value Added Tax implication of such payments shall be addressed in good faith on a timely basis and in accordance with the provisions of this Section 5.3(c)(ii). If Seller or any Assigning Subsidiary merges, liquidates or otherwise takes any action after the Closing Date ("Subsequent Action") which action would in and of itself result in the Value Added Tax treatment of the payment made after the Closing Date being greater than the Value Added Tax treatment that would have applied to such payment if such Subsequent Action had not occurred, Purchaser or Purchaser Affiliate will not reimburse Seller or the applicable Assigning Subsidiary for any Value Added Tax equal to the excess of (i) the amount of Value Added Tax that that would have been recoverable by Purchaser or the applicable Purchaser Affiliate if no such Subsequent Action had occurred over (ii) the amount of Value Added Tax that is recoverable by Purchaser or Purchaser Affiliate as a result of such Subsequent Action.

                    (5) If the procedures for properly accounting for Value Added Tax in a particular jurisdiction differ from those described above, the parties shall cooperate in good faith in properly accounting for such Value Added Tax.

                    (6) This Section 5.3(c)(ii) shall not apply to any Taxes described in Section 5.3(d)(i). Section 5.3(d)(i) shall apply to such Taxes.

(d) Canadian Tax Matters. Notwithstanding anything contained in this Agreement to the contrary, the following shall apply to Seller, Assigning Subsidiaries, Purchaser and Purchaser Affiliates as applicable with respect to any Canadian Tax matters.

     (i) Canadian Sales Taxes. On Closing, Seller or the applicable Assigning Subsidiary shall invoice Purchaser or the applicable Purchaser Affiliate the amount of any Goods and Services Tax ("GST"), harmonized sales tax ("HST"), or Quebec Sales Tax ("QST"), as applicable, and shall remit forthwith the invoiced amounts to the competent receiving authorities in conjunction with the appropriate return for the period in which the transaction closes. Purchaser or the relevant Purchaser Affiliate shall pay the GST, HST and QST invoiced on Closing by Seller or the applicable Assigning Subsidiary and shall claim any applicable credits or refunds in connection with such GST, HST or QST for the period in which the transaction closes. Assets being acquired for sale or lease will be exempt from any applicable provincial sales tax
          ("PST"), other than QST, provided that Purchaser or the applicable Purchaser Affiliate provides Seller or the applicable Assigning Subsidiary with the applicable exemption certificate. Section 5.3(c) shall apply in all other instances.

     (ii) Purchase Price Adjustment. The parties hereto acknowledge that Purchaser or the applicable Purchaser ------------------------- Affiliate shall ultimately be responsible for the payment of GST, HST or QST in respect of the amount of the Purchase Price as such amount may be finally adjusted by virtue of any Settlement Payment made pursuant to Section 2.4 of this Agreement. To that effect, the parties agree to make such adjustments to any amounts paid hereunder, including any payments made on account of a Settlement Payment, and to take into consideration in determining such adjustments any GST, HST and/or QST paid in connection with the Initial Payment and any applicable credits or refunds received or receivable by Purchaser or Purchaser Affiliate in connection therewith.

     (iii)Tax Election. The parties shall, to the extent the following elections are available, jointly make, execute and file an election under Section 22 of the Income Tax Act (Canada), Section 184 of the Taxation Act (Quebec) and any corresponding elections under the provisions of any other applicable provincial statutes in respect of the sale, assignment and transfer of the accounts receivable, in each case, on the forms and within the delays prescribed for such purposes, and shall also prepare and file all of their respective tax returns in a manner consistent with any elections made as stipulated in this
          Section 5.3(d)(iii).

     (iv) Seller shall obtain and deliver a certificate of payment issued by the Minister of Revenue of Ontario under Section 6 of the Retail Sales Tax Act (Ontario), a certificate of payment issued by the Commissioner of Social Service Tax pursuant to Section 99 of the Social Service Tax Act (British Columbia) and any equivalent certificates under any other applicable provincial legislation as of the date of the Closing to the effect that all requisite taxes under such Act and similar legislation relating to the Purchased Assets (other than relating to the conveyance and transfer of the Purchased Assets to Purchaser) have been paid by Seller.

5.4 Indemnifications, Assumptions of Liability and Related Matters.

(a)  Indemnification  by Seller for  Breach.  Seller  shall  indemnify  and hold harmless, and cause each Assigning Subsidiary to indemnify and hold harmless (on a several basis, and solely to the extent applicable to such Assigning Subsidiary), Purchaser and its Affiliates, and in each such case their respective directors, officers, employees and agents (collectively, the "Purchaser Indemnified Parties"), from and against and in respect of any and all Damages suffered or incurred by any of them resulting from, arising out of, based on or relating to, without duplication (i) any breach of any representation or warranty made by Seller or any Assigning Subsidiary in this Agreement (without duplication as to matters indemnified pursuant to Section 5.4(d), Section 5.4(e) and Section 5.4(g)); or (ii) any failure to perform duly and punctually any covenant, agreement or undertaking on the part of Seller or any Assigning Subsidiary contained in this Agreement (without duplication as to matters indemnified pursuant to
     Section 5.4(d), Section 5.4(e) and Section 5.4(g); or (iii) any breach of a representation or warranty included in any certificate, Schedule or other agreement, instrument or document, in each case delivered by Seller, any Assigning Subsidiary or any of their respective Affiliates to Purchaser pursuant to the terms of this Agreement (collectively, the "Seller Related Documents"); provided, however, that (A) in the event Purchaser waives in writing its condition to Closing pursuant to Section 6.2(a) as such condition relates to a breach of the representation and warranty contained in Section 3.7(a), Purchaser shall not be entitled after Closing to seek indemnification from Seller in respect of such breach of the representation and warranty contained in Section 3.7(a), (B) Purchaser shall not be entitled to indemnification pursuant to clause (i) of this Section 5.4(a) as a result of any breach of any representation or warranty made by Seller or any Assigning Subsidiary in Section 3.7(a) hereof to the extent, but solely to the extent, that a matter causing a breach of Section 3.7(a) is the subject of a specific representation or warranty in Article III made by such member of the Seller Group breaching Section 3.7(a), and (C) in the event that Seller notifies Purchaser pursuant to Section 5.1(h)(iii) that a Financing Contract does not satisfy the representations and warranties of
     Article III (a "Section 5.1(h)(iii) Notice") and Purchaser does not notify Seller that it is excluding such Financing Contract from the Purchased Financing Contracts pursuant to clause (H)(z) of the proviso of the definition thereof, Purchaser shall not be entitled to indemnification for such Purchased Financing Contract pursuant to clause (i) of this Section 5.4(a) with regard to the circumstances giving rise to the breach of the representation and warranty identified in the Section 5.1(h)(iii) Notice. For purposes of this Section 5.4(a), a breach of a representation or warranty contained in this Agreement or a Seller Related Document shall be deemed to exist either if such representation or warranty is actually inaccurate or breached or if such representation or warranty would have been breached or would have been inaccurate if such representation or warranty had not contained any limitation or qualification as to materiality, Material Adverse Effect or Seller's Knowledge, it being the intention of the parties hereto that the Purchaser Indemnified Parties shall be indemnified and held harmless from and against any and all Damages suffered or incurred by any of them resulting from, arising out of, based upon or relating to the failure of any such representation or warranty, certificate, Schedule or other agreement, instrument or document to be true and correct in any respect, determined in each case without regard to any qualification as to materiality, Material Adverse Effect or Seller's Knowledge set forth with respect thereto; provided, however, that for the purposes of Section 5.4(a), the representations and warranties contained in Sections 3.7(a) and 3.13(ii) hereof shall not be without regard to any qualification as to materiality, Material Adverse Effect or Seller's Knowledge set forth with respect thereto and; provided further, however, that for the purposes of Section 5.4(a), the representation and warranty contained in Section 3.19(b) hereof shall not be without regard to any qualification as to Seller's Knowledge set forth with respect thereto. Notwithstanding anything to the contrary contained herein, neither Seller nor any of the Assigning Subsidiaries shall be liable in respect of any amounts or losses (of the type described in the definition of Damages) suffered or incurred by a Purchaser Indemnified Party resulting from, arising out of, based on or relating to breaches of representations or warranties made by Seller or any of the Assigning Subsidiaries to the extent that such amounts or losses are actually reflected in the calculation of the Purchase Price, as determined pursuant to Section 2.2 hereof (whether through a decrease in the amount of the Purchased Assets or an increase in the amount of Assumed Liabilities, in each case as reflected on the Special Procedures Report of Assets Acquired and Liabilities Assumed).

(b)  Limitation on Liability of Seller and Assigning Subsidiaries.

     (i) Each Purchaser Indemnified Party entitled to indemnification for any Damages suffered or incurred by such Person resulting from, arising out of, based on or relating to a failure to perform any covenant, agreement or undertaking of Seller or any Assigning Subsidiary shall be entitled to such indemnification for the full amount of such Damages regardless of the amount of the Damages.

     (ii) Each Purchaser Indemnified Party entitled to indemnification for any Damages suffered or incurred by such Person resulting from, arising out of, based on or relating to (A) a breach of any representation or warranty made by Seller or any Assigning Subsidiary in this Agreement or (B) any breach of any representation or warranty in any Seller Related Document shall be entitled to indemnification from Seller or the applicable Assigning Subsidiary for the full amount of all such Damages which in the aggregate are in excess of $1,000,000; provided, however, that the Seller and the applicable Assigning Subsidiaries will not be liable for any such Damages to the extent, and only to the extent, of the excess of the aggregate amount thereof over $15,000,000; provided, further that, without limiting the liability of Seller for such Damages, no Assigning Subsidiary will be liable for any such Damages to the extent, and only to the extent, that the aggregate amount thereof exceeds the portion of the Purchase Price allocated to such Assigning Subsidiary pursuant to Section 2.3.

(c)  Survival of Representations and Warranties of Seller.

     (i) The Special Representations and indemnifications with respect to their breach shall survive until three months after the expiration of the applicable statute of limitations (including extensions) applicable to Purchaser and/or the Purchaser Indemnified Parties potentially incurring Damages arising from, or relating to, any circumstances giving rise to any breach thereof.

     (ii) The representations and warranties of Seller in (A) this Agreement which are not Special Representations and (B) the Seller Related Documents shall survive the Closing until the expiration of 12 months after the Closing.

(d) ERISA and Employee Indemnification. Seller shall indemnify and hold harmless, and shall cause each Assigning Subsidiary to indemnify and hold harmless (on a several basis, and solely to the extent applicable to such Assigning Subsidiary), all Purchaser Indemnified Parties from and against any and all Damages suffered or incurred by any of them resulting from or relating to each of the following:

     (i) any Seller Plan, including any Multiemployer Plan or Title IV Plan, maintained by, contributed to, or obligated to be contributed to, at any time, by any member of the Seller Group or any ERISA Affiliate, which is not sponsored by Seller (provided that this clause (i) shall not apply to any Foreign Plan that is required to be maintained or continued by Purchaser or a Purchaser Affiliate pursuant to applicable non-U.S. law except to the extent excluded in Section 5.11(h));

     (ii) any Seller Plan which is sponsored by any member of the Seller Group or terminated at or prior to Closing with respect to any Damages based on actions or inactions arising on or prior to the Closing Date (provided that this clause (ii) shall not apply to any Foreign Plan that is required to be maintained or continued by Purchaser or a Purchaser Affiliate pursuant to applicable non-U.S. law except to the extent excluded in Section 5.11(h));

     (iii)the employment or termination of employment, including a constructive termination or failure to employ, by any member of the Seller Group of any individual (including, but not limited to, any Seller Employee)
          (A) on or prior to the Closing or (B) in connection with the transactions contemplated by this Agreement;

     (iv) any claims by any Seller Employee for workers' compensation or related medical benefits incurred after the Closing which relate to an injury or illness originating prior to the Closing;

     (v) WARN Act or any other statutory or common law or civil law pertaining to notice, severance pay, termination pay in lieu thereof or Damages arising as a result of the termination or dismissal (including constructive termination or dismissal), by members of the Seller Group of any or all Seller Employees on or prior to the Closing Date and all Seller Employees other than the Accepting Employees after the Closing; and

     (vi) except (x) as otherwise expressly assumed by Purchaser, (y) with respect to any liability related to the employment by Purchaser or applicable Purchaser Affiliate of the Accepting Foreign Employees after the Closing and (z) with respect to any liabilities for which Purchaser agrees to indemnify Seller pursuant to Section 5.4(k)(iv), any Seller Employee Liabilities which shall pass to the Purchaser
          Indemnified Parties by operation of law in connection with the transactions contemplated by this Agreement.

(e) Tax Indemnification. Seller shall indemnify and hold harmless, and shall cause each Assigning Subsidiary to indemnify and hold harmless (on a several basis, and solely to the extent applicable to the Assigning Subsidiary) all Purchaser Indemnified Parties from and against any and all Damages suffered or incurred by any of them resulting from, arising out of, based on or relating to:

          (A) any and all sales, use or other similar Taxes required to be collected in respect of any Purchased Financing Contract during the 12 months following the Closing Date if (i) such Tax is not being collected by Purchaser or the applicable Purchaser Affiliate in respect of the Financing Contract pursuant to (x) Purchaser's or the applicable Purchaser Affiliate's reliance on an applicable exemption from such Tax and (y) Seller's or the applicable Assigning Subsidiary's reliance on such exemption for periods on or prior to the Closing Date, and (ii) such exemption from Tax is dependent upon receipt of a properly executed Exemption Certificate; provided, that in no event shall Seller or any Assigning Subsidiary be required to indemnify Purchaser under this Section 5.4(e)(A) to the extent such Damage arises out of a change in law after the Closing Date affecting Purchaser's obligation to collect such Tax;

          (B) any liability for sales, use or other similar Taxes assessed in respect of any Financing Contract after the Closing Date where such Taxes were erroneously paid at the inception of such Financing Contract;

          (C) any claim by any Person in respect of sales, use or other similar Tax paid on or prior to the Closing Date (or the date of the Second Closing with respect to Purchased Finance Contracts transferred at the Second Closing);

          (D) any Taxes for which Seller and the Assigning Subsidiaries are liable pursuant to Section 2.5 or Section 5.3(c) hereof; and

          (E) any Taxes asserted against Purchaser or any of its Affiliates by operation of law, statute, common law or otherwise or under successor liability or similar theories that would impose liability on Purchaser as a result of its purchase of the Purchased Assets pursuant hereto.

(f)  [Intentionally Omitted.]

(g) Additional Indemnification by Seller. Seller shall indemnify and hold harmless, and shall cause each Assigning Subsidiary to indemnify and hold harmless (on a several basis, and solely to the extent applicable to such Assigning Subsidiary), all Purchaser Indemnified Parties from and against any and all Damages suffered or incurred by any of them resulting from, arising out of, based on or relating to:

     (i) any of the Excluded Assets or the ownership, operation, servicing, lease or use thereof, or any action taken with respect thereto, by any member of the Seller Group or any other Person;

     (ii) the Excluded Liabilities (including, without limitation, any such liabilities arising by operation of law, statute, common law or otherwise or under successor liability or similar theories that would impose liability on the Purchaser as a result of its purchase of the Purchased Assets pursuant hereto); or

     (iii)the  failure  to  comply  with  any  "bulk   sales"  or  similar  laws
          promulgated by any Governmental Entity.

(h) Indemnification by Purchaser for Breach. Purchaser shall indemnify and hold harmless Seller and Seller's Affiliates and their respective directors, officers, employees and agents (collectively, "Seller Indemnified Parties") from and against any and all Damages suffered or incurred by any of them resulting from, arising out of, based on or relating to (i) any breach of any representation or warranty made by Purchaser in this Agreement; or (ii) any failure to perform duly and punctually any covenant, agreement or undertaking on the part of Purchaser contained in this Agreement; or (iii) any breach of a representation or warranty included in any certificate, Schedule or other agreement, instrument or document, in each case delivered or to be delivered by Purchaser or any Purchaser Affiliate to Seller pursuant to the terms of this Agreement (collectively, the "Purchaser Related Documents"). For purposes of this Section 5.4(h), a breach of a representation or warranty contained in this Agreement or a Purchaser Related Document shall be deemed to exist either if such representation or warranty is actually inaccurate or breached or if such representation or warranty would have been breached or been inaccurate if such representation or warranty had not contained any limitation or qualification as to materiality, material adverse effect or knowledge, it being the intention of the parties hereto that the Seller Indemnified Parties shall be indemnified and held harmless from and against any and all Damages suffered or incurred by any of them resulting from, arising out of, based on or relating to the failure of any such representation, warranty, certificate, Schedule or other agreement, instrument or document to be true and correct in any respect, determined in each case without regard to any qualification as to materiality, material adverse effect or knowledge set forth with respect thereto.

(i)  [Intentionally Omitted.]

(j) Survival of Representations and Warranties of Purchaser. The representations and warranties of Purchaser in this Agreement and the Purchaser Related Documents shall survive the Closing until the expiration of 24 months after the Closing.

(k) Additional Indemnification by Purchaser. Purchaser shall indemnify and hold harmless all Seller Indemnified Parties from and against any and all Damages suffered or incurred by any of them resulting from, arising out of, based on or relating to:

     (i) the Purchased Assets or the ownership, operation, servicing, lease or use thereof, or any action taken with respect thereto after the Closing, by Purchaser or any Purchaser Affiliate or any other Person, other than with respect to any matter, circumstance Damage or event which is the subject of, or gives rise to, an indemnification, payment or similar obligation of any member of the Seller Group pursuant to this Agreement;

     (ii) the Assumed Liabilities;

     (iii)any violation of the WARN Act or other statutory or common law or civil law requirements pertaining to notice, severance pay, termination pay in lieu of thereof or damages arising as a result of the termination or dismissal (including constructive termination or dismissal), by Purchaser or any Purchaser Affiliate, of any Accepting Employee after the Closing; or

     (iv) and liability or obligation related to any Purchaser Plan.

(l)  Indemnification   Procedure.   For  the  purposes  of   administering   the
     indemnification provisions of this Section 5.4, the following procedures shall apply from and after the Closing Date:

     (i) An indemnified party shall notify the Indemnitor of any Indemnification Event arising from an action or proceeding by a third party against such Indemnitor in writing within 15 days following the receipt by any officer or director of the indemnified party of notice of the commencement of such action or proceeding or within 30 days of the assertion of any claim against such indemnified party giving rise to indemnity pursuant to this Section 5.4 (any 15 or 30 day notification requirement shall begin to run, in the case of a claim which is amended so as to give rise to an amended Indemnification Event, from the first day such claim is amended to include any claim which is an Indemnification Event hereunder). Such notice shall describe in reasonable detail the basis of such Indemnification Event. Notwithstanding anything to the contrary, the failure to give notice in a timely fashion shall not result in a waiver of any right to indemnification hereunder except to the extent that the Indemnitor's ability to defend against the event with respect to which indemnification is sought is adversely affected by the failure of the indemnified party to give notice in a timely fashion.

     (ii) The Indemnitor shall be entitled (but not obligated) to assume the defense or settlement of any such action or proceeding, or to participate in any negotiations or proceedings to settle or otherwise eliminate any claim, if it shall provide the indemnified parties a written acknowledgement of its liability for the indemnity against Damages relating to such claim; provided, however, that, subject to clause (iv) hereof, Purchaser shall have the sole right, with counsel of its choice, to defend, settle or otherwise dispose of, in its sole discretion, any action, claim or proceeding that constitutes a Non-Assumable Claim, and Seller shall not be entitled to assume the defense thereof, except that Seller shall be entitled (but not obligated) to assume the defense, settlement or other disposition of any Non-Assumable Claim of the type described in clause (i) of the definition thereof that relates to Tax items of any member of the Seller Group and does not involve Tax items of Purchaser or any Purchaser Affiliate. If the Indemnitor assumes any such defense or settlement or any such negotiations, it shall pursue such defense, settlement or negotiations in good faith. If the Indemnitor fails to elect in writing within 30 days of the notification referred to above to assume the defense, the indemnified party may engage counsel to defend, settle or otherwise dispose of such action or proceeding, which counsel shall be reasonably satisfactory to the Indemnitor; provided, however, that the indemnified party shall not settle or compromise any such action, proceeding or claim without the prior written consent or agreement of the Indemnitor (which consent shall not be unreasonably withheld or delayed).

               In the event the indemnified party elects to defend, settle or otherwise dispose of a Non-Assumable Claim, it shall pursue such defense, settlement or other disposition in good faith. Promptly upon the reasonable request of the Indemnitor the indemnified party shall provide the Indemnitor with information summarizing any material developments in any Non-Assumable Claim that is being defended by the indemnified party and shall make available a designated representative to consult with or otherwise discuss any such Non-Assumable Claim with the Indemnitor (at mutually convenient times). Nothing herein shall be deemed to require the indemnified party (A) to make any disclosure that, in its judgment, could prejudice its position or waive any privilege or (B) to take or refrain from taking any action; it being understood that, subject to clause (iv) hereof, the defense, settlement or other disposition of any Non-Assumable Claim shall be conducted in the indemnified party's sole discretion. An Indemnitor's liability for any costs and attorneys' fees and disbursements incurred by an indemnified party in respect of a Non-Assumable Claim shall be limited to the amount of such costs and attorneys' fees and disbursements incurred up to and including (i) entry of one or more judgments that, in the aggregate, resolve all issues, claims, counter-claims, actions or proceedings resulting from, arising out of, based on or relating to, such Non-Assumable Claim and (ii) if an indemnified party elects to appeal any portion of such judgment(s), the entry of one or more judgments, rulings, opinions or other orders (that, in the aggregate, resolve all issues, claims, counter-claims, actions or proceedings that are appealed) by the judicial forum that conducts the first level of appellate review of such issues, claims, counter-claims, actions or proceedings.

     (iii)In cases where the Indemnitor has assumed the defense or settlement with respect to an Indemnification Event, the Indemnitor shall be entitled to assume the defense or settlement thereof with counsel of its own choosing; provided, however, that: (A) the indemnified party (and its counsel) shall be entitled to continue to participate at its own cost (except as provided below) in any such action or proceeding or in any negotiations or proceedings to settle or otherwise eliminate any claim for which indemnification is being sought; (B) the
          Indemnitor shall not be entitled to settle or compromise any such action, proceeding or claim without the consent or agreement of the indemnified party (which consent will not be unreasonably withheld or delayed); provided, further, that if and only if such consent is withheld and the settlement or compromise involves only the payment of monetary damages (as to which the Indemnitor has established to the indemnified party, in the indemnified party's reasonable discretion, that such Indemnitor is capable of funding) and provides an unconditional release of the indemnified person, the Indemnitor's liability shall be limited to the amount for which the Indemnitor agreed with the claimant to settle and the Indemnitor shall remain responsible for its costs and attorneys' fees to the date such settlement was rejected by the indemnified party and the indemnified party shall be responsible for the attorneys' fees and disbursements in respect of such claim thereafter; and (C) after written notice by the Indemnitor to the indemnified party (as provided above) of its election to assume control of the defense of any claim, the Indemnitor shall not be liable to such indemnified party hereunder for any attorneys' fees and disbursements subsequently incurred by such indemnified party in connection therewith (except as provided below).

     (iv) In the event indemnification is requested, the relevant Indemnitor, its representatives and agents shall have access to the premises, books and records of the indemnified party or parties seeking such indemnification and their Affiliates to the extent reasonably necessary (A) for the Indemnitor to determine if the indemnification claim relates to an Indemnification Event and (B) to assist it in defending or settling any action, proceeding or claim; provided, however, that such access shall be conducted in such manner as not to interfere unreasonably with the operation of the business of the indemnified party or parties. Except as reasonably necessary (A) for the Indemnitor to determine if the indemnification claim relates to an Indemnification Event and (B) to assist it in defending or settling such action, proceeding or claim, the indemnified party shall not be required to disclose any information with respect to itself or any of its Affiliates (or former Affiliates), and the indemnified party shall not be required to participate in the defense of any claim to be indemnified hereunder (except as otherwise expressly set forth herein), unless otherwise required or reasonably necessary in the defense of any claim to be indemnified hereunder.

     (v) Notwithstanding anything to the contrary in this Section 5.4, the Indemnitor shall continue to pay the reasonable attorneys' fees and disbursements and other costs of separate legal counsel for the indemnified parties (as a group) (A) relating to their participation in the defense of any Indemnification Event (whether or not the Indemnitor shall have assumed the defense of such Indemnification Event) to the extent such participation relates to a claim or defense that the Indemnitor does not have, may not assert on behalf of the indemnified party or that the indemnified party shall have reasonably concluded (based on advice of outside counsel) relates to a claim or defense as to which the Indemnitor may have a conflict of interest, or
          (B) relating to discovery against or testimony of such indemnified party and for participation of such indemnified party's own counsel in such discovery and testimony.

     (vi) Any claim for indemnification hereunder that does not arise out of a third-party claim shall be asserted by the Purchaser Indemnified Party by delivering notice thereof to the Indemnitor. If the Indemnitor does not respond to such notice within 45 days after receipt of notice, it shall have no further right to contest the validity of such claim.

     (vii)With respect to any Non-Assumable Claim, upon the receipt by the indemnified party of an offer of compromise relating to such Non-Assumable Claim that includes an unconditional release of the indemnified party or upon entry of a final judgment with respect to such Non-Assumable Claim (and such offer to compromise or judgment requires only the payment of money), the Indemnitor shall have the right to terminate its liability for subsequent legal fees and disbursements in respect of such Non-Assumable Claim upon its irrevocable offer to the indemnified party to pay (and establishment of ability to pay as described in clause (iii) above) the amount contained in such offer to compromise or judgment; upon receipt, in the form of immediately available funds by the indemnified party of the amount contained in such offer to compromise or judgment and payment of all other Damages suffered or incurred by the indemnified party in respect of such Non-Assumable Claim, the Indemnitor shall have no further liability to the indemnified party in respect of such Non-Assumable Claim.

(m) Any payments under Section 5.3 or 5.4 of this Agreement shall be treated by the parties hereto for federal, state and local income tax purposes (whether foreign or domestic) as a non-taxable reimbursement or purchase price adjustment, except to the extent that a contrary treatment is required by law.

(n)  [Intentionally Omitted.]

(o) Purchaser may satisfy any claims for the payment of liabilities on behalf of any member of the Seller Group for which Purchaser is entitled to indemnification pursuant to this Section 5.4 without being required to pursue a right of subrogation against such member of the Seller Group in lieu of claiming indemnification therefor.

(p) Notwithstanding anything to the contrary in this Agreement, the amount of Damages which an Indemnitor is required to pay to, for or on behalf of any indemnified party pursuant to this Section 5.4 shall be adjusted
     (including, without limitation, retroactively) (i) by any insurance proceeds actually recovered by such indemnified party in reduction of the related indemnifiable loss (the "Indemnifiable Loss"), (ii) to take account of any net actual reduction of Tax liability that is actually realized by such indemnified party as a result of any Indemnifiable Loss (a "Tax Benefit") and (iii) to take into account any actual increase in Tax liability that is imposed on the indemnified party as a result of the receipt of the Indemnity Payment (as defined below) pursuant to this
     Section 5.4 (a "Tax Liability"); provided that although an indemnified party shall be under no obligation to seek or pursue any such insurance recovery or Tax Benefit an Indemnitor shall be entitled to reduce payments otherwise required pursuant to this Section 5.4 (or, as the case may be, if such payments have been made, promptly receive reimbursement therefor) in respect of Indemnifiable Loss to the extent insurance proceeds actually are recovered, or a Tax Benefit is actually realized, by such indemnified party in reduction of such Indemnifiable Loss (but only to the extent that such insurance recovery or Tax Benefit was not already taken into account in determining the amount of such Indemnifiable Loss); and provided, further, that the determination as to whether an indemnified party has actually realized a Tax Benefit or a Tax Liability, and the amount thereof, shall be determined by such indemnified party in its sole discretion and the Indemnitor shall not have the right to review or comment thereon. Amounts required to be paid, as reduced or increased pursuant to this Section 5.4(p), are hereafter sometimes called an "Indemnity Payment." If an indemnified party shall have received or shall have had paid on its behalf an Indemnity Payment in respect of an Indemnifiable Loss and shall subsequently receive insurance proceeds in respect of such Indemnifiable Loss, or actually realize any Tax Benefit as a result of such Indemnifiable Loss as determined by such indemnified party as provided above, or actually realize any Tax Liability in respect of such Indemnity Payment, then the indemnified party shall pay to the Indemnitor the amount of such insurance proceeds or Tax Benefit or, if lesser, the amount of the Indemnity Payment or the Indemnitor shall pay to the indemnified party the amount of such Tax Liability, as the case may be. To the extent that Purchaser or any Purchaser Affiliate may obtain recovery from any insurance policy of an Obligor for any Damages incurred by Purchaser or any Purchaser Affiliate giving rise to an indemnity claim hereunder, Purchaser shall use its commercially reasonable efforts to, or to cause such Purchaser Affiliate to use its commercially reasonable efforts to, seek such recovery from such insurance policy.

(q)  Any  dispute,  controversy  or claim  arising  out of or  relating  to this
     Section 5.4 (a "Dispute") shall be resolved in accordance with the procedure set forth herein.

     (i) All communications between the parties or their representatives in connection with the attempted resolution of any Dispute shall be deemed to have been delivered in furtherance of a Dispute settlement and shall be exempt from discovery and production, and shall not be admissible in evidence (whether as an admission or otherwise), in any arbitral or other proceeding for the resolution of the Dispute.

     (ii) After completion of any prior procedures required hereby, either party may submit the Dispute for resolution by arbitration pursuant to the Rules of the Center for Public Resources ("CPR") for Non-Administered Arbitration of Business Disputes as in effect at the time of the arbitration. The parties consent to a single, consolidated arbitration for all Disputes existing at the time such Dispute arises initially for which arbitration is permitted.

     (iii)The neutral organization for purposes of the CPR rules will be the CPR. The arbitral tribunal shall be composed of one arbitrator selected by agreement of the parties or, in the absence of such agreement within 60 days after either party first proposes an arbitrator, by the CPR. Any arbitration hereunder shall be conducted in Chicago, Illinois. Each party shall be permitted to present its case, witnesses and evidence, if any, in the presence of the other party. A written transcript of the proceedings shall be made and furnished to the parties. The arbitrator shall determine the Dispute in accordance with the law of Illinois, without giving effect to any conflict of law rules or other rules that might render such law inapplicable or unavailable, and shall apply this Agreement according to its terms.

     (iv) The parties agree to be bound by any award or order resulting from any arbitration conducted hereunder and further agree that:

          (A) any monetary award shall include preaward interest, to the extent appropriate, and shall be made and payable in U.S. dollars through a bank selected by the recipient of such award, free of any withholding tax or other deduction, together with interest thereon at the Indemnification Rate (as of the date of such award) from the date the award is granted to the date it is paid in full;

          (B) in the context of an attempt by either party to enforce an arbitral award or order, any defenses relating to the parties' capacity or the validity of this Agreement or any related agreement under any law are hereby waived; and

          (C) judgment on any award or order resulting from an arbitration conducted under this Section may be entered and enforced in any court, in any country, having jurisdiction thereof or having jurisdiction over any of the parties or any of their assets.

     (v) Except as expressly permitted by this Agreement, no party will commence or voluntarily participate in any court action or proceeding concerning a Dispute, except for enforcement as contemplated by
          Section 5.4(q)(iv)(C) above. For purposes of enforcement of any undisputed obligation, the parties hereto submit to the non-exclusive jurisdiction of the courts of the Northern District of Illinois.

     (vi) In addition to the authority otherwise conferred on the arbitral tribunal, the tribunal shall have the authority to make such orders for interim relief, including injunctive relief, as it may deem just and equitable.

(r)  The  indemnification  obligations  of the  Seller  Group  pursuant  to this
     Section 5.4 shall survive the confirmation of a plan in, or dismissal or conversion to a case under Chapter 7 of the Bankruptcy Code of, the Chapter 11 Cases.

(s) Exclusive Remedy. The indemnification provided for in this Section 5.4 shall be the exclusive remedy for asserting claims for monetary Damages as a result of (i) the breach of any representation or warranty made by Seller and the Assigning Subsidiary or Purchaser in this Agreement, the Seller Related Documents or the Purchaser Related Documents or (ii) the failure to perform any covenant, agreement or undertaking on the part of all such parties contained in this Agreement, the Seller Related Documents and the Purchaser Related Documents, in each case other than as a result of fraud or intentional misconduct.

5.5 Preparation of Closing Date Schedule of Assets Acquired and Liabilities Assumed; Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed; Special Procedures Report of Assets Acquired and Liabilities Assumed; and Purchase Price Certificate.

(a)  Preparation of Schedules of Assets Acquired and Liabilities Assumed.

     (i) As soon as practicable following the Closing, Seller shall prepare a draft of the Closing Date Schedule of Assets Acquired and Liabilities Assumed and a draft of the Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed. The draft Closing Date Schedule of Assets Acquired and Liabilities Assumed shall be prepared in accordance with the Accounting Principles and the draft Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed shall reflect the Special Adjustments. At a minimum, the Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed shall differentiate the assets among those described in Sections 2.2(a)(i), 2.2(a)(ii) and 2.2(b) for purposes of calculating the Purchase Price. Seller shall use its commercially reasonable efforts to cause the draft Closing Date Schedule of Assets Acquired and Liabilities Assumed and the draft Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed to be completed within 30 days following the Closing Date and, upon completion, such draft schedules shall promptly be provided to Seller's Accountants.

     (ii) Within 30 days following the delivery of the draft Closing Date Schedule of Assets Acquired and Liabilities Assumed and the draft Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed to Seller's Accountants as set forth in clause (i) above, Seller will cause Seller's Accountants to inform Purchaser's Accountants of the scope and nature of the special procedures that will be performed by Seller's Accountants on the Closing Date Schedule of Assets Acquired and Liabilities Assumed and the Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed.

     (iii)Immediately following the delivery of the draft Closing Date Schedule of Assets Acquired and Liabilities Assumed and the draft Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed to Seller's Accountants, as set forth in clause (i) above, Seller shall cause Seller's Accountants to perform the special procedures to review the draft Closing Date Schedule of Assets Acquired and Liabilities Assumed and the draft Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed, and such special procedures shall be sufficient to permit Seller's Accountants to state that the Closing Date Schedule of Assets Acquired and Liabilities Assumed fairly presents the Purchased Assets and Assumed Liabilities, as of the Closing Date in accordance with the Accounting Principles, and that the Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed accurately reflects the Special Adjustments.

     (iv) Seller shall use its commercially reasonable efforts to cause Seller's Accountants to deliver the Special Procedures Report of Assets Acquired and Liabilities Assumed, together with its report of the special procedures utilized to develop the Special Procedure Report of Assets Acquired and Liabilities Assumed, to each of Seller, Purchaser and Purchaser's Accountants within 60 days following the date of delivery of the draft Closing Date Schedule of Assets Acquired and Liabilities Assumed and the draft Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed to the Seller's Accountants as set forth in clause (i) above. Concurrent with the delivery to Seller, Purchaser and Purchaser's Accountants of the Special Procedures Report of Assets Acquired and Liabilities Assumed, Seller shall cause Seller's Accountants to deliver to Seller, Purchaser and Purchaser's Accountants a certificate (the "Purchase Price Certificate") showing in reasonable detail the calculations used to derive the Purchase Price. During the 30 days following their receipt of the Special Procedures Report of Assets Acquired and Liabilities Assumed and Purchase Price Certificate, Seller, Seller's Accountants, Purchaser and Purchaser's Accountants shall have the opportunity to review the Special Procedures Report of Assets Acquired and Liabilities Assumed and Purchase Price Certificate (together with Seller's Accountants' working papers) and, during such 30-day period, Seller, Seller's Accountants, Purchaser and Purchaser's Accountants shall have the right to propose those changes to the Special Procedures Report of Assets Acquired and Liabilities Assumed and Purchase Price Certificate the Seller, Seller's Accountants, Purchaser or Purchaser's Accountants determine to be appropriate in order to cause the Special Procedures Report of Assets Acquired and Liabilities Assumed to conform to clause
          (iii) above and the Purchase Price Certificate to reflect the calculation of the Purchase Price in accordance with to Section 2.2. Items, procedures and calculations associated with the Special Procedure Report of Assets Acquired and Liabilities Assumed and the Purchase Price Certificate as to which no change is proposed in the 30-day period will be deemed to have been accepted and become final.

     (v) Following the delivery of the Special Procedures Report of Assets Acquired and Liabilities Assumed referred to in clause (iv) above, Purchaser's Accountants shall be entitled to perform all procedures and take any other steps that Purchaser's Accountants, in the exercise of their professional judgment, deem appropriate to confirm that the Special Procedures Report of Assets Acquired and Liabilities Assumed has been prepared in accordance with clause (iii) above and the Purchase Price Certificate reflects the calculation of the Purchase Price in accordance with Section 2.2.

     (vi) In the event of any dispute between Purchaser and Purchaser's Accountants, on the one hand, and Seller and Seller's Accountants, on the other hand, regarding any of the adjustments proposed by Purchaser or Purchaser's Accountants, on the one hand, or Seller or Seller's Accountants, on the other hand, with respect to the Special Procedures Report of Assets Acquired and Liabilities Assumed or the Purchase Price Certificate, which Purchaser and Purchaser's Accountants, on the one hand, and Seller and Seller's Accountants, on the other hand, cannot resolve within 15 days after expiration of the 30-day period referred to in clause (iv) above, each of Seller or Purchaser shall have the right, upon delivery of written notice to the other party, to require that such dispute be resolved in accordance with the provisions set forth in Section 5.5(b). Promptly following the resolution of all disputes with respect to any proposed adjustments to the Special Procedures Report of Assets Acquired and Liabilities Assumed and Liabilities Assumed or the Purchase Price Certificate, Seller shall cause Seller's Accountants to prepare and deliver to Seller, Purchaser and Purchaser's Accountants the final Special Procedures Report of Assets Acquired and Liabilities Assumed and the final Purchase Price Certificate, each of which shall reflect all adjustments thereto which have been agreed upon by Purchaser and Purchaser's Accountants, on the one hand, and Seller and Seller's Accountants, on the other hand, and which have been resolved pursuant to Section 5.5(b).

     (vii)Each of Seller, Purchaser, Seller's Accountants and Purchaser's Accountants shall have full access to all relevant accounting, financial and other records reasonably requested by it in connection with the preparation, confirmation or review of the Special Procedures Report of Assets Acquired and Liabilities Assumed and the Purchase Price Certificate as well as Seller's Accountants' working papers with respect thereto, and each party shall make available to the other party and its accountants such personnel as they may reasonably request in connection with the preparation or confirmation of the Special Procedures Report of Assets Acquired and Liabilities Assumed and the Purchase Price Certificate or the review of Seller's Accountants' report of the special procedures utilized to develop the Special Procedure Report of Assets Acquired and Liabilities Assumed.

(b) Conflict Resolution Mechanism. Any dispute involving any of the adjustments to the Special Procedures Report of Assets Acquired and Liabilities Assumed and the Purchase Price Certificate proposed by Seller, Seller's Accountants, Purchaser or Purchaser's Accountants including, without limitation, any interpretation or application of any provision of this Agreement affecting the preparation of the Special Procedures Report of Assets Acquired and Liabilities Assumed, and the Purchase Price Certificate, not resolved by Seller, Seller's Accountants, Purchaser and Purchaser's Accountants within 15 days after the expiration of the 30-day period referred to in clause (iv) above, upon the election of Seller or Purchaser, shall be resolved by the Selected Accounting Firm. The Selected Accounting Firm shall resolve only issues upon which Purchaser, Purchaser's Accountants, Seller and Seller's Accountants have been unable to agree. The decision of such Selected Accounting Firm shall be rendered within 45 days after appointment of the Selected Accounting Firm. The decision of the Selected Accounting Firm shall be final and binding upon the parties. Notwithstanding the foregoing, if the aggregate of all amounts in dispute with respect to all disputes referred to in this Section 5.5(b) shall be less than $250,000, such disputes shall not be resolved by the Selected Accounting Firm but shall instead be resolved as follows: 50% of the aggregate of all amounts in dispute shall be deemed to have been resolved in Seller's favor and 50% of the aggregate of all amounts in dispute shall be deemed to have been resolved in Purchaser's favor.

(c) Payment of Fees. Seller shall pay all of the fees of Seller's Accountants and all expenses incurred by such firm, and Purchaser shall pay all of the fees of Purchaser's Accountants and all expenses incurred by such firm, and each of Seller and Purchaser shall pay one half of the fees of the Selected Accounting Firm and all expenses incurred by such firm, each in connection with the tasks outlined in this Section 5.5.

(d) Cooperation. Seller and Purchaser shall use their respective commercially reasonable efforts to cause Purchaser's Accountants and Seller's Accountants to cooperate with each other in connection with all of their activities undertaken in connection with this Section 5.5. After delivery to Purchaser and the Purchaser's Accountants of the Special Procedures Report of Assets Acquired and Liabilities Assumed, Seller shall instruct Seller's Accountants to make available to Purchaser's Accountants their work papers from the special procedures performed on the Closing Date Schedule of Assets Acquired and Liabilities Assumed and Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed.

5.6 Insurance; Risk of Loss.

(a) To the extent that any insurance policies owned or controlled by any member of the Seller Group (collectively, the "Seller's Insurance Policies") (i) cover any Damages as to which the Purchaser Indemnified Parties are entitled to indemnification under Section 5.4 (subject to the limitations on indemnification contained in Section 5.4, including Section 5.4(s)) and
     (ii) permit claims to be made thereunder with respect to such Damages ("Seller Claims"), Seller shall cooperate, and shall cause its Affiliates to cooperate, with Purchaser in submitting Seller Claims (or pursuing Seller Claims previously made) on behalf of the Purchaser under the Seller's Insurance Policies (subject to the limitations on indemnification contained in Section 5.4, including Section 5.4(s)). Purchaser shall bear the out-of-pocket expenses of Seller and its Affiliates in the preparing, submitting or pursuing such Seller Claims.

(b) In the event that (i) Purchaser files (or Seller files on Purchaser's behalf) a claim under Seller's Insurance Policy with respect to a Seller Employee Liability that results from, arises out of, is based on or relates to, events or occurrences prior to the Closing and (ii) all or any portion of Seller Employee Liability is subject to a "deductible," "self-insurance retention" or similar risk retention element included in the applicable Seller's Insurance Policy, Seller agrees that it is and shall remain responsible for, or shall indemnify Purchaser against, any amounts not reimbursed under a Seller's Insurance Policy due to such "deductible," "self insurance retention" or similar risk-retention element (subject, however, to the limitations on indemnification contained in Section 5.4).

5.7 Further Assurances.

(a) All amounts which are paid in respect of Purchased Assets (and which amounts are payable to Purchaser or a Purchaser Affiliate as a result of Purchaser's or such Purchaser Affiliate's ownership of the Purchased Assets) and are received by any member of the Seller Group following the Closing shall be received by each member of the Seller Group as agent, in trust for and on behalf of Purchaser, and Seller shall pay or cause to be paid promptly all of such amounts over to Purchaser and shall provide to Purchaser information as to the nature, source and classification of such payments, including any invoice relating thereto. All amounts included in the Excluded Assets (or which are paid in respect of Excluded Assets) received by Purchaser or any Purchaser Affiliate following the Closing shall be received by Purchaser or such Purchaser Affiliate as agent, in trust for and on behalf of the applicable member of the Seller Group, and Purchaser shall promptly pay all of such amounts over to such member of the Seller Group and shall provide to such member of the Seller Group information as to the nature, source and classification of such payments, including any invoice relating thereto.

(b) In addition to the foregoing, after the Closing, Seller will, and will cause each other member of the Seller Group to, whenever and as often as reasonably requested to do so by Purchaser, do, execute, acknowledge and deliver any and all such other and further acts, assignments, transfers and any instruments of further assurance, approvals and consents as are necessary or proper in order to complete, ensure and perfect the sale, transfer and conveyance to Purchaser contemplated hereby of the Purchased Assets and the consummation of the other transactions contemplated hereby.

(c) Purchaser will, after the Closing, whenever and as often as reasonably requested to do so by Seller, do, execute, acknowledge and deliver any and all such other and further acts, assignments, transfers and any instruments of further assurance, approvals and consents as are necessary or proper in order to complete, ensure and perfect the consummation of the transactions contemplated hereby.

5.8 Payment of Broker's or Finder's Fees. Seller shall pay any and all brokers' or finders' fees, and any other commissions or similar fees, payable to any Person acting on behalf of Seller or any of its Affiliates or under the authority of any of them, in connection with any of the transactions contemplated herein, and Purchaser shall pay any and all brokers' or finders' fees, and any other commissions or similar fees, payable to any Person acting on behalf of Purchaser or any of its Affiliates or under the authority of any of them, in connection with any of the transactions contemplated herein, in each case regardless of whether any claim for payment is asserted before or after the Closing or before or after any termination of this Agreement.

5.9 Supplements to Schedules; Post-Signing Information. Not earlier than ten nor later than five Business Days prior to the Closing, Seller and Purchaser will supplement or amend the schedules relating to such party's respective representations and warranties in this Agreement with respect to any matter, condition or occurrence hereafter arising which, if existing or occurring at the date of this Agreement, would have been required to be set forth or described in such schedules or would otherwise have been inconsistent with such party's representations herein. Seller shall deliver, or cause the Assigning
Subsidiaries to deliver, to Purchaser copies of any Environmental Reports prepared between the date of this Agreement and the Closing Date promptly following receipt thereof. No supplement or amendment to the schedules hereto by either party, and no information contained in any Environmental Report delivered pursuant hereto, shall be deemed to cure (or affect the rights of any party with respect to) any breach of any representation or warranty made in this Agreement or have any effect for the purpose of determining satisfaction of the conditions set forth in Sections 6.2 and 6.3.

5.10 [Intentionally Omitted.]

5.11 Employment.

(a) Between the date of the Approval Order and the Closing, Seller shall provide, and cause the other members of the Seller Group to provide, reasonable access to meet with and/or interview, at times and locations, and using procedures, to be mutually agreed upon, the Seller Employees to whom Purchaser or a Purchaser Affiliate is considering making offers of employment, in each case for the purpose of enabling Purchaser or any of its Affiliates to make offers of employment as specified in Section 5.11(c) below and to allow for an orderly transition of such Seller Employees' employment to Purchaser or one of its Affiliates.

(b)  [Intentionally Omitted.]

(c) No later than 15 days after the date of the Approval Order, Purchaser shall provide to Seller a schedule of (i) those Seller Employees to whom offers of employment will be made by Purchaser or any Purchaser Affiliate; provided that such schedule shall name no less than 7 Seller Employees but shall not include any Seller Employee identified by the Seller no later than five (5) business days after the date of the Approval Order and (ii) those Seller Employees to whom notices of continuation of employment will be sent by Purchaser in accordance with applicable foreign law, which schedule shall be delivered to Seller prior to making any offers of employment to any Seller Employee. Purchaser shall, or shall cause a Purchaser Affiliate to, make an offer of employment effective as of the Closing Date to each Seller Employee set forth on the schedule delivered pursuant to the preceding sentence in accordance with Purchaser's or its Affiliates' standard hiring procedures and in accordance with all applicable laws, each such offer contingent upon the issuance of a Final Order of the Bankruptcy Court and Closing. Seller and each applicable member of the Seller Group shall remain liable for all severance and related termination costs (including, without limitation, accrued vacation benefits) for all Seller Employees who are not hired as of the Closing by Purchaser or who do not accept employment as of the Closing with Purchaser. Purchaser shall indemnify and hold harmless Seller Indemnified Parties from and against any and all Damages suffered or incurred by any of them resulting from any action by any Seller Employee relating to Purchaser's failure to comply with applicable laws in making offers of employment to Seller Employees and for any liability or obligation in respect of Accepting Employees which arises or occurs after Closing.

(d) For a period of one (1) year following the Closing, or, if shorter, for such period that such Accepting U.S. Employee is employed with the Purchaser or a Purchaser Affiliate, such Purchaser or the Purchaser
     Affiliate shall provide each Accepting U.S. Employee with salary, wages, commission target opportunities and cash bonus target opportunities that are no less favorable than the level thereof that such employee was receiving as of July 15, 2001. Purchaser or the Purchaser Affiliate shall provide each such Accepting U.S. Employee with the level of employee benefits as it provides to similarly situated employees of Purchaser. Effective as of 12:01 am local time of the day following the Closing Date, Accepting U.S. Employees shall cease participation in Seller Plans and, if applicable, commence participation in such similar Plans sponsored by the Purchaser ("Purchaser Plans").

(e) For a period of one (1) year following the Closing, or, if shorter, for such period that such Accepting Foreign Employee is employed with the Purchaser or Purchaser Affiliate, such Purchaser or the applicable Purchaser Affiliate shall provide each Accepting Foreign Employee with salary, wages, commission target opportunities and cash bonus target opportunities that are no less favorable than the level thereof that such employee was receiving as of July 15, 2001. Purchaser or such Purchaser Affiliate shall provide the Accepting Foreign Employees with the level of employee benefits as required by law; provided, however, that if applicable Law does not require the maintenance of specific levels of benefits, Purchaser may provide the same level of employee benefits received by the Accepting Foreign Employees immediately prior to Closing, or such employee benefits as it provides to similarly situated employees of Purchaser, at Purchaser's discretion. Effective as of 12:01 am local time of the day following the Closing Date, Accepting Foreign Employees shall cease participation in Seller Plans and, if applicable, commence participation in such similar Purchaser Plans.

(f) For purposes of Purchaser Plans covering the Accepting Employees following the Closing Date, Purchaser or the applicable Purchaser Affiliate shall recognize each Accepting Employee's service with the Seller Group or any of Seller's Affiliates prior to the Closing Date as service with Purchaser or such Purchaser Affiliate in connection with any pension plan, 401(k) savings plan and welfare benefit plan (including vacations and holidays) maintained by Purchaser or such Purchaser Affiliate in which such employee elects to participate and which is made available following the Closing Date by Purchaser or such Purchaser Affiliate for purposes of any waiting period, vesting, eligibility and benefit entitlement (but excluding benefit accruals other than vacation accruals) and shall cause all applicable welfare benefit plans to waive any preexisting condition limitation, exclusion or waiting period for the Accepting Employees and their dependents, to the same extent such limitations, exclusions or waiting periods were satisfied, covered or waived under similar Seller Plans; provided, however, that with respect to any defined benefit pension plan maintained by Purchaser or such Purchaser Affiliate in which such Accepting Employee participates following the Closing Date, such service credit shall be measured from the earliest date that such employee commenced participation in a qualified pension or savings plan maintained by the Seller Group or any of Seller's Affiliates. The Purchaser or such Purchaser Affiliate shall credit the Accepting Employees with any amounts paid prior to the Closing Date under any Seller Plan with respect to satisfaction of any applicable deductible amounts and co-payment minimums under any of the Purchaser Plans which provide similar benefits. Purchaser or Purchaser Affiliate shall also recognize each Accepting Employee's service with the Seller Group or any Seller Affiliate prior to the Closing as service with Purchaser or Purchaser Affiliate in connection with the paid vacation policy of Purchaser or Purchaser Affiliate; provided, however, for the portion of the year in which the Closing occurs, such Accepting Employees shall be deemed to accrue vacation only for the portion of the year during which such Accepting Employee is employed by the Purchaser or Purchaser's Affiliate.

(g) Purchaser shall provide any Accepting Employee whose employment with the Purchaser or the applicable Purchaser Affiliate is terminated by Purchaser or such Purchaser Affiliate (other than for "cause") during the twelve (12) month period following the Closing, with severance pay that is no less favorable than the severance pay such employee would have received under the applicable Seller Plan as of July 15, 2001. For the avoidance of doubt, Purchaser shall retain no liability with respect to the severance or termination costs of Seller Employees that Purchaser determines not to hire or with respect to Seller Employees who otherwise fail to become Accepting Employees, and Seller Group shall indemnify Purchaser and its Affiliates for any such liabilities that may pass to Purchaser or such Affiliate by operation of law, as provided under Section 5.4 hereof.

(h) To the extent the applicable non-US law requires Purchaser, or the Purchaser Affiliate to continue or maintain a Foreign Plan, Seller shall transfer the assets and liabilities applicable to such Foreign Plan to Purchaser or the Purchaser Affiliate, as applicable provided, however, that any accumulated liabilities in excess of the assets of any such Foreign Plan, as of the date of such transfer, shall remain a Seller Employee Liability, regardless of the foregoing, for which Purchaser or Purchaser Affiliate shall be entitled to indemnification in accordance with Section
     5.4 hereof. No later than sixty (60) days following the Closing, Purchaser or Purchaser Affiliate shall make available a defined contribution plan which is intended to be qualified under Section 401(a) of the Code and maintained or sponsored by Purchaser or Purchaser Affiliates and shall cause such plan to accept a direct rollover of any "eligible rollover distribution" of any Accepting U.S. Employee from the Comdisco, Inc. Retirement Plan (including any outstanding loan under the account of any such Accepting U.S. Employee). Purchaser or Purchaser Affiliate shall operate and administer such plan in respect of such rollovers in accordance with the terms of such plan and applicable law. No later than twenty (20) business days following the Closing, Seller shall furnish to Purchaser or Purchaser Affiliate, as applicable, the years of service credited to each Accepting U.S. Employee under the Comdisco, Inc. Retirement Plan.

(i) Within five (5) business days of the date of the Approval Order, Seller shall provide a true and complete list (redacted as may be necessary for purposes of applicable data protection or privacy laws) of the following information for each (i) employee of Seller or an Assigning Subsidiary who primarily provides services related to the Purchased Assets; (ii) employee of Seller's Affiliates who primarily provides services related to the Purchased Assets and whose employment relationship will not be transferred to Purchaser or any Purchaser Affiliate by operation of law as a result of the transaction contemplated by the Agreement; and (iii) employee of Seller's Affiliates who primarily provides services related to the Purchased Assets and whose employment relationship will be transferred to Purchaser or any Purchaser Affiliate by operation of law as a result of the transaction contemplated by the Agreement: gross monthly salary, business division, cash bonus and incentive payment and targets, date of commencement of employment, name of employer and title.

(j) No later than 15 days after the date of the Approval Order, Purchaser shall provide Seller a schedule of the Seller Employees, if any, with respect to which Purchaser or any Purchaser Affiliate intends to assume Seller's obligations under the Facility and Guaranty Agreement among Comdisco, Inc., The First National Bank of Chicago, as agent, and the Financial Institution Party thereto, dated as of February 2, 1998, to the extent of such obligations relating to the identified Seller Employees, if any. Purchaser and Seller will, after delivery of such schedule, reasonably cooperate with each other to negotiate appropriate documentation for and otherwise facilitate such assumption and the assignment of Seller's subrogation rights in respect thereof to Purchaser.

5.12 Certain Bankruptcy Matters.

(a) Seller shall obtain Bankruptcy Court approval and entry of an order in the form attached hereto as Exhibit A (with such changes thereto as Purchaser shall approve in its reasonable discretion, the "Approval Order"). Seller agrees to file an affidavit of service with the Bankruptcy Court within three days thereafter that indicates the name and address of each Person upon whom notice of the motions seeking entry of the Approval Order was served, the method of service and includes any and all proofs of such service, including receipts and copies of all publications of any notice of the motions seeking entry of the Approval Order.

(b)  [Intentionally Omitted.]

(c) Purchaser and Seller agree to make promptly any filings, to take all actions and to use their reasonable best efforts to obtain entry of the Approval Order and any and all other approvals and orders necessary or appropriate for the consummation of the transactions contemplated hereby; provided, however neither Purchaser nor any Purchaser Affiliate shall be required to cease operating or divest itself of any of its businesses or assets. Seller shall provide each applicable taxing authority in each jurisdiction in which it or any of its Assigning Subsidiaries which are debtors in the Chapter 11 Cases are subject to Tax with copies of any motion for entry of an Approval Order or any other order relating to the transactions contemplated by this Agreement at least 10 days prior to the hearing on such motion.

(d) If the Approval Order or any other orders of the Bankruptcy Court relating to this Agreement shall be appealed by any Person (or a petition for certiorari or motion for rehearing, reargument or stay shall be filed with respect thereto), Seller agrees to take all steps as may be reasonable and appropriate to defend against such appeal, petition or motion, and Purchaser agrees to cooperate in such efforts. Each party hereto agrees to use its reasonable best efforts to obtain an expedited resolution of such appeal, provided that nothing herein shall preclude the parties hereto from consummating the transactions contemplated herein if the Approval Order shall have been entered and have not been stayed and Purchaser has waived in writing the requirement that the Approval Order be a Final Order in which event Purchaser shall be able to assert the benefits of Section 363(m) of the Bankruptcy Code as a consequence of which such appeal shall become moot.

(e) In the event that any Assigning Subsidiary has made a filing under the bankruptcy or insolvency legislation of any jurisdiction other than the United States, Seller will cause such Assigning Subsidiary to file the necessary proceedings and to use its reasonable best efforts to obtain an order or orders including such provisions of the Approval Order as are available under the laws of the jurisdiction and as are appropriate in the circumstances.

5.13 Tax Payments. From and after the Closing Date, Seller shall use that portion of the Purchase Price placed in escrow pursuant to Section 2.6 to pay and discharge all personal property, ad valorem and other Tax payments for which Seller or any Assigning Subsidiary is responsible pursuant to Section 2.5 and
Section 5.3(c)(i).

5.14 Confirmations. Between the date of this Agreement and the Closing, Seller shall engage an independent accounting firm, acceptable to Purchaser, that shall attempt to obtain from each Obligor under the Financing Contracts of the type specified in the definition of Purchased Financing Contracts, without giving effect to clause (H)(y) of the proviso thereof, a confirmation in the form attached hereto as Schedule 5.14 (that has been completed with the appropriate data), or a confirmation of such information by the Obligor verbally to the extent deemed satisfactory to Purchaser in its sole discretion, of the validity of the data set forth in such confirmation, and Seller shall use its commercially reasonable efforts to cooperate with such accounting firm to obtain such confirmations. Seller shall, or shall cause such accounting firm to, deliver to Purchaser, true and correct copies of the confirmations sent to and received from Obligors.

5.15 [Intentionally Omitted.]

5.16 [Intentionally Omitted.]

5.17 [Intentionally Omitted.]

5.18 [Intentionally Omitted.]

5.19  Schedule of Credit  Enhancements.  Seller shall have  delivered an updated
Schedule 3.18(d) (updated as of the date of delivery thereof) not more than 10 days and not less than 3 days prior to Closing.

5.20 [Intentionally Omitted.]

5.21 [Intentionally Omitted.]

5.22 Original Master Leases. From and after the Closing, Purchaser shall hold, and shall cause the applicable Purchaser Affiliate to hold, all original master lease agreements and applicable schedules and Credit Enhancements thereto delivered to Purchaser or the applicable Purchaser Affiliate at the Closing for the benefit of Seller and the applicable Assigning Subsidiaries solely to the extent such original documents relate to a Financing Contract that is an Excluded Asset. Purchaser shall permit, and shall cause the applicable Purchaser Affiliate to permit, upon the written request of Seller or any Assigning Subsidiary, Seller or the applicable Assigning Subsidiary to use such original master lease agreements or applicable schedules and Credit Enhancements thereto for the purposes of enforcing Seller's or any such Assigning Subsidiary's rights under any Financing Contract that is an Excluded Asset. Seller shall return, and shall cause the applicable Assigning Subsidiary to return, to Purchaser or the applicable Purchaser Affiliate any original master lease or applicable schedules and Credit Enhancements thereto promptly following such time as Seller or the applicable Assigning Subsidiary no longer requires such master lease, schedule or Credit Enhancement for the purposes described herein. In the event Purchaser (or any Purchaser Affiliate) and Seller (or any Assigning Subsidiary) require an original master lease agreement or schedule or Credit Enhancement thereto in order to commence, pursue or enforce concurrent actions against a particular Obligor or guarantor (or such Obligor's Affiliates or any provider of such Credit Enhancement) under a Financing Contract, Purchaser and Seller shall (and shall cause their respective Purchaser Affiliates and Assigning Subsidiaries, as applicable) to cooperate with one another in connection with the use of such original documents pursuant to such concurrent actions.

5.23 Purchased Discounted Financing Agreements. At the Closing, Seller shall deliver to Purchaser all original documents evidencing the Purchased Discounted Financing Agreements.

5.24 Closing Date Portfolio Information. Within 30 days after the Closing Date, Seller shall deliver to Purchaser the Closing Date Portfolio Tape, and the Portfolio Information, as of the Closing Date, described in items (A) through
(E) of the definition thereof.

5.25 Administrative Claims. All amounts to be paid to Purchaser pursuant to this Agreement shall constitute an allowed administrative expense claim with priority over any and all administrative expenses of the kind specified in Sections 503, 507 and 1114 of the Bankruptcy Code, and shall be, at Purchaser's option and as otherwise permitted by this Agreement, (i) immediately payable if and when any such obligation of Seller arises under this Agreement or (ii) credited against any amounts owed by Purchaser to Seller pursuant to this Agreement.

5.26 Access to Accepting Employees. For a period of 150 days following the Closing, Purchaser shall provide, or cause to be provided, to members of the Seller Group reasonable access, during normal business hours, to Accepting Employees for purposes of consultation regarding any Delinquency Contracts (regardless of whether any such Financing Contracts become Delinquency Contracts prior to or following the Closing Date) held by any member of the Seller Group.

ARTICLE VI

                             CONDITIONS TO CLOSING;
                         ABANDONMENT OF THE TRANSACTION

6.1 The Closing. Unless this Agreement has been terminated and the transactions herein abandoned pursuant to Article 7, the Closing of the sale of the Purchased Assets hereunder shall (subject to Sections 6.2 and 6.3) be held at the offices of Skadden, Arps, Slate, Meagher & Flom (Illinois) or such other location as the parties may mutually agree upon, on the last Business Day in the month that the conditions to Closing have been satisfied or waived (other than those conditions that by their nature cannot be satisfied until the Closing, but subject to all such conditions having been satisfied or waived at the time of the Closing), or at such other times as the parties may mutually agree. If any of the conditions specified in Section 6.2 hereof have not been satisfied, Purchaser may nevertheless at its election waive such conditions and proceed with the transactions contemplated hereby, and, if any of the conditions specified in
Section 6.3 hereof have not been satisfied, Seller may nevertheless at its election waive such conditions and proceed with the transactions contemplated hereby. Any such election to proceed shall be evidenced by a certificate executed on behalf of the electing party by its authorized representative. Purchaser and Seller shall hold a second closing (the "Second Closing") on the last Business day of the month immediately following the Closing. At the Second Closing, provided the conditions in Section 6.2 and 6.3 have been satisfied or waived, the Seller Group shall transfer to Purchaser, or a Purchaser Affiliate, such Financing Contracts that did not meet the requirements of a Purchased Financing Contract on the Closing Date (and accordingly were not transferred on the Closing Date) but which do meet the requirements of a Purchased Financing Contract at such Second Closing.

6.2 Conditions to Purchaser's Obligations to Close. The obligations of Purchaser or the Purchaser Affiliates to purchase the Purchased Assets and to otherwise consummate the Closing shall be subject to the following conditions:

(a) Except to the extent waived in writing by Purchaser hereunder, (i) the representations and warranties of Seller contained herein (other than the representation and warranty contained in Section 3.7(a)) shall be true and correct in all respects at the Closing (without giving effect to any materiality, Seller's Knowledge or Material Adverse Effect qualifications or exceptions contained in such representations and warranties), in each case with the same effect as though made at and as of such time (other than representations and warranties that are made as of a specific date, which need be true and correct as of such date), except where the failure to be true and correct has not had, and is not likely to have, a Material Adverse Effect and (ii) there shall not have occurred any effect, result, occurrence, event, fact, set of facts or change that would constitute a Material Adverse Effect between the date of this Agreement and the Closing; Seller shall have performed in all material respects all obligations and complied in all material respects with all covenants required by this Agreement to be performed or complied with by Seller at or prior to the Closing (except to the extent waived hereunder in writing by Purchaser); and Seller shall have delivered to Purchaser a certificate of Seller in form and substance reasonably satisfactory to Purchaser, dated the Closing Date, and signed on behalf of Seller by its authorized representative, in his (or her) respective representative capacity, and not individually, to all such effects and certifying the satisfaction of the conditions set forth in this Section 6.2 (except to the extent waived hereunder in writing by Purchaser). For the avoidance of doubt, Seller and Purchaser agree that for the purpose of determining whether representations and warranties are true and correct in all respects at Closing, any Purchased Assets transferred to Purchaser or any Purchaser Affiliate at a prior Closing shall not be deemed a Purchased Asset at a subsequent Closing.

(b)

     (i) On the Closing Date, there shall be no injunction, writ, preliminary restraining order or other order in effect of any nature issued by a Governmental Entity of competent jurisdiction directing that the transactions provided for herein or any portion thereof not be consummated as provided herein.

     (ii) (A) No action or proceeding shall have been instituted and, at what would otherwise have been the Closing Date, remain pending before a Governmental Entity, (1) to restrain, prohibit or otherwise challenge the sale of the Purchased Assets to Purchaser or the performance of the material obligations of the parties hereto, or (2) seeking substantial damages from Purchaser or any of its Affiliates as a result of the sale of the Purchased Assets to the Purchaser or the performance of the material obligations of the parties hereto; provided, that, damages of $10 million or more with respect to Taxes or any indemnities with respect thereto shall be deemed substantial damages for purposes of this clause (2), and (B) and no Governmental Entity shall have notified either party to this Agreement that the consummation of the transactions contemplated hereby would constitute a violation of the laws of the United States or any State thereof or the laws of the jurisdiction to which such Governmental Entity is subject and that it intends to commence proceedings to restrain the consummation of such transactions, to force divestiture if the same are consummated or to materially modify the terms or results of such transactions unless such Governmental Entity shall have withdrawn such notice, or has otherwise indicated in writing that it will not take any action, prior to what would otherwise have been the Closing Date; provided, further, if any such action or proceeding shall have been instituted and, at what would otherwise have been the Closing Date, remain pending before a Governmental Entity, Purchaser may, at its option, elect to exclude assets (and related liabilities) from the Purchased Assets and Assumed Liabilities notwithstanding the definitions thereof to the extent necessary to enable the conditions set forth in this subparagraph (b)(ii)(B) to be satisfied.

(c) All Authorizations, consents and approvals referred to in Section 3.4 hereof (without giving effect to any qualifications for materiality with regard to Authorizations, consents or approvals from any Governmental Entity), shall have been obtained and all Authorizations required for the valid consummation by Seller and Purchaser of the transactions contemplated by this Agreement (including, without limitation, the expiration of any applicable waiting period under the HSR Act and similar legislation in other jurisdictions (including, without limitation, the Competition Act (Canada)) shall have been obtained; provided, however, if any requisite Authorizations, consents and approvals of any Governmental Entity required for the acquisition by Purchaser or a Purchaser Affiliate of a portion of the Purchased Assets shall not have been obtained by the Closing, Purchaser may, at its option, elect to exclude such assets (and related liabilities) from the Purchased Assets and Assumed Liabilities notwithstanding the definitions thereof to the extent necessary to enable the conditions set forth in this subparagraph (c) to be satisfied.

(d) On the Closing Date, Seller shall have (i) delivered to Purchaser or any Purchaser Affiliate the original master lease, applicable schedules and Credit Enhancements thereto (other than master leases, schedules and Credit Enhancements related to any Purchased Discounted Financing Agreement to the extent copies thereof, certified as true, correct and complete by an officer of Seller, have been provided to Purchaser) and the documents described on Section 5.1(a) with respect to each Purchased Financing Contract that Seller has in its possession, and any and all escrows, deposits, security, impounds, accounts or other or additional collateral relating to each Purchased Financing Contract (in each case that is a Purchased Asset); and (ii) executed, acknowledged and delivered to Purchaser or any Purchaser Affiliate the Foreign Transfer Agreements and such other transfer instruments or documents as may be necessary to transfer, or evidence the transfer, of each Purchased Financing Contract and each other Purchased Asset to Purchaser or any Purchaser Affiliate, all in such form as Purchaser or its counsel may reasonably request specifically identified to Seller by Purchaser at least 60 days prior to Closing; and (iii) executed and delivered to Purchaser or any Purchaser Affiliate UCC-1 financing statements naming Purchaser, and/or an applicable Purchaser Affiliate, as the "purchaser" and Seller, and/or an applicable Assigning Subsidiary, as the "seller" and describing the Purchased Assets in the United States, to be filed with the Secretary of State of the State of Illinois and the Secretary of State of the State of Delaware. Delivery to Purchaser of any document described in Section 5.1(a) other than the original master lease, applicable schedules and Credit Enhancements thereto described above shall not be a condition to Closing.

(e) Since the date of the Approval Order, there shall not have occurred any effect, result, occurrence, event, fact, set of facts or change that constitutes a Material Adverse Effect.

(f)  Seller shall have executed the Transitional Services Agreement.

(g)  Any   advance   rulings   required   to  be  filed   pursuant   to  Section
     5.3(c)(ii)(A)(2) shall have been filed.

(h)  [Intentionally Omitted.]

(i) The Approval Order and any other orders of the Bankruptcy Court with respect to this Agreement shall have been entered, shall be in form and substance reasonably satisfactory to Purchaser, and shall have each become a Final Order.

(j) Seller and each Assigning Subsidiary that is domiciled in the United States shall have delivered a certificate of non-foreign status in accordance with
     Section 1445 of the Code, and any similar state required documents requested by the Purchaser.

(k)  [Intentionally Omitted.]

(l) At the Closing, Seller shall provide Purchaser with (i) a copy of the Approval Order that has been certified by the Clerk of the Bankruptcy Court and (ii) a copy of the Bankruptcy Court's docket for the eleven-day period subsequent to entry of the Approval Order that has been certified by the Clerk of the Bankruptcy Court or, if the Closing has not occurred on the thirteenth day following entry of the Approval Order on the Bankruptcy Court's docket, a copy of the Bankruptcy Court's docket certified by the Clerk of the Bankruptcy Court for the period commencing on and including the date of entry of the Approval Order through and including the date that is two days before the Closing.

6.3 Conditions to Seller's Obligations to Close. The obligations of the Seller to sell the Purchased Assets and to otherwise consummate the Closing shall be subject to the following conditions:

(a) Except to the extent waived in writing by Seller hereunder, the representations and warranties of Purchaser contained herein shall be true and correct in all material respects at the Closing, in each case with the same effect as though made at and as of such time with the same effect as though made at and as of such time (without giving effect to any materiality or Material Adverse Effect qualifications or exceptions contained therein); Purchaser shall have performed in all material respects all obligations and complied in all material respects with all covenants required by this Agreement to be performed or complied with by it at or prior to the Closing (except to the extent waived hereunder in writing by Seller); and Purchaser shall have delivered to Seller a certificate of Purchaser in form and substance reasonably satisfactory to Seller, dated the Closing Date, and signed on its behalf by its authorized representative, in his (or her) representative capacity, and not individually, to all such effects and certifying the satisfaction of the conditions set forth in this Section 6.3 (except to the extent waived hereunder in writing by Seller).

(b)

     (i) On the Closing Date, there shall be no injunction, writ, preliminary restraining order or other order in effect of any nature issued by a Governmental Entity of competent jurisdiction directing that the transactions provided for herein or any portion thereof not be consummated as provided herein.

     (ii) No action or proceeding shall have been instituted and, at what would otherwise have been the Closing Date, remain pending before a Governmental Entity to restrain, prohibit or otherwise challenge the sale of the Purchased Assets to Purchaser or the performance of the material obligations of the parties hereto.

     (iii)Except to the extent Purchaser elects to exercise its option set forth in Section 6.2(b)(ii), no Governmental Entity shall have notified either party to this Agreement that the consummation of the transactions contemplated hereby would constitute a violation of the laws of the United States or the laws of any state thereof or the laws of any foreign country, or the laws of the jurisdiction to which such Governmental Entity is subject and that it intends to commence proceedings to restrain the consummation of such transactions, to force divestiture if the same are consummated or to materially modify the terms or results of such transactions unless such Governmental Entity shall have withdrawn such notice, or has otherwise indicated in writing that it will not take any action, prior to what would otherwise have been the Closing Date.

(c)  Except to the extent  Purchaser  elects to exercise its option set forth in
     Section 6.2(c), all Authorizations, consents and approvals of any Governmental Entity required for the valid consummation by Seller and Purchaser of the transactions contemplated by this Agreement in respect of the Purchased Assets (including, without limitation, the expiration of any applicable waiting period under the HSR Act and similar legislation in other jurisdictions (including, without limitation, the Competition Act (Canada)) shall have been obtained, as determined after taking into account any exclusion by Purchaser, at its option, of assets or liabilities from the Purchased Assets and Assumed Liabilities pursuant to Section 6.2(c).

(d)  Purchaser  shall  have made the  payments  required  by the  provisions  of
     Section 2.3 hereof.

(e)  [Intentionally Omitted.]

(f)  [Intentionally Omitted.]

(g) Purchaser (or, as applicable, the Purchaser Affiliates) shall have executed the Transitional Services Agreement.

(h)  The Approval Order shall have been entered.

(i) Purchaser and all Purchaser Affiliates shall have executed, acknowledged and delivered to the appropriate members of the Seller Group instruments of assumption and/or foreign instruments of assumption, as the case may be, as may be necessary to assume, or evidence the assumption of each Assumed
     Liability or other liability which Purchaser or Purchaser Affiliates have expressly agreed to assume or be responsible for pursuant to the terms of this Agreement, all in such form as Seller or its counsel may reasonably request.

ARTICLE VII

                                   TERMINATION

7.1  Termination.   This  Agreement  may  be  terminated  and  the  transactions contemplated hereby may be abandoned at any time prior to the Closing:

(a)  by mutual consent of each of Seller and Purchaser; or

(b)  by either of Seller or Purchaser:

     (i)  [Intentionally Omitted];

     (ii) if a Governmental Authority shall have issued an order, decree or ruling or taken any other action permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by this Agreement and such order, decree, ruling or other action shall have become final and nonappealable; or

     (iii)if the initial Closing shall not have occurred on or before March 31, 2002.

7.2 Procedure and Effect of Termination. In the event of termination and abandonment of the transactions contemplated hereby pursuant to Section 7.1, written notice thereof shall forthwith be given to the other parties to this Agreement and this Agreement shall terminate (subject to the provisions of this
Section 7.2) and the transactions contemplated hereby shall be abandoned, without further action by any of the parties hereto. If this Agreement is terminated as provided herein, no party hereto shall have any liability or further obligation to any other party to this Agreement resulting from such termination except (i) that the provisions of this Section 7.2, Section 5.8, and the provisions of Article 8 hereof shall remain in full force and effect and
(ii) no party waives any claim or right against a breaching party to the extent that such termination results from the breach by a party hereto of any of its representations, warranties, covenants or agreements set forth in this Agreement.

ARTICLE VIII

                                     GENERAL

8.1 Amendments. This Agreement may only be amended, modified, superseded or canceled and any of the terms, covenants, representations, warranties or conditions hereof may be waived only by an instrument in writing signed by each of the parties hereto or, in the case of a waiver, by or on behalf of the party waiving compliance.

8.2 Integrated Contract. Except for the Confidentiality Agreement dated October 5, 2001, as amended, between Purchaser and Seller, the Electronics Agreement, this Agreement and the Exhibits and Schedules hereto, and any written amendments to this Agreement satisfying the requirements of Section 8.1 hereof, together with the Transitional Services Agreement (i) constitute the entire agreement among Seller and Purchaser with respect to the subject matter hereof or thereof, and (ii) supersede and replace all correspondence, understandings and communications between the parties hereto with respect to the transactions contemplated by this Agreement. By execution of this Agreement, the parties hereto acknowledge that, notwithstanding Purchaser's signature thereon, the Original Purchase Agreement is amended, restated and replaced by this Agreement, and the Original Purchase Agreement and the bid made therewith is no longer of any force and effect.

8.3 Governing Law. This Agreement and the legal relations between the parties hereto arising thereunder shall be governed by and construed in accordance with the laws of the State of Illinois, without regard to the principles regarding the choice of law. The parties hereby agree that, without limitation of any party's right to appeal any order of the Bankruptcy Court, and except as provided in Section 5.4 hereof, (a) the Bankruptcy Court shall retain exclusive jurisdiction to enforce the terms of this Agreement and to decide any claims or disputes that may arise or result from, or be connected with, this Agreement, any breach or default hereunder, or the transactions contemplated herein, and
(b) any and all claims, causes of action, suits and proceedings relating to the foregoing shall be filed and maintained only in the Bankruptcy Court, and the parties hereby consent and submit to the jurisdiction of the Bankruptcy Court.

8.4 Notices. Any notices or other communications required or permitted hereunder shall be sufficiently given if sent by registered mail or certified mail, postage prepaid, by overnight courier service, or by telecopy or other written form of electronic communication:


                  If to Seller, to:

                           Comdisco, Inc.
                           6111 North River Road
                           Rosemont, Illinois  60018
                           Facsimile:  (847) 518-5440
                           Attention:  General Counsel

                  with a copy to:

                           Skadden, Arps, Slate, Meagher & Flom (Illinois) 333 West Wacker Drive, Suite 2100
                           Chicago, Illinois  60606
                           Facsimile:  (312) 407-0411
                           Attention:       John Wm. Butler, Jr., Esq.
                                            Charles W. Mulaney, Jr., Esq.

                  and if to Purchaser, to:

                           General Electric Capital Corporation -
                           Commercial Equipment Financing
                           44 Old Ridgebury Road
                           Danbury, Connecticut  06810
                           Facsimile:  (203) 796-1313
                           Attention:  General Counsel

                  with a copy to:

                           Weil, Gotshal & Manges LLP
                           767 Fifth Avenue
                           New York, New York  10153
                           Facsimile:  (212) 310-8000
                           Attention:  Gary T. Holtzer, Esq.

or to such other address as shall be furnished in writing by Purchaser or Seller, as the case may be, to the other, and any such notice or communication shall be deemed to have been given as of the date so mailed, dispatched or transmitted (except that a notice of change of address shall not be deemed to have been given until received by the addressees).

8.5 No Assignment. This Agreement may not be assigned, except by operation of law; provided that (i) any obligations of Purchaser may be performed by a Purchaser Affiliate and any rights of Purchaser may be exercised by a Purchaser Affiliate, (ii) Purchaser may assign its rights, but not its obligations, hereunder to any Person in connection with (A) any securitization or assignment of the Financing Contracts or (B) any other transfer or sale of any of the Purchased Assets. Notwithstanding the foregoing, however, no assignment otherwise permitted hereunder shall, without the written consent of Seller, relieve Purchaser from any of its liabilities hereunder. References to Purchaser in this Agreement shall be deemed to include or refer to each Purchaser Affiliate, unless the context otherwise requires.

8.6 Headings. The descriptive headings of the several Articles and Sections of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

8.7 Counterparts. This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement, and shall become effective when such counterparts have been signed by each party hereto and delivered to the other party hereto.

8.8 Announcements. Purchaser and Seller agree to consult with each other prior to issuing any press release or otherwise making any public statement with respect to the transactions contemplated hereby, and shall not issue any such press release or make any such public statement in such regard prior to such consultation and without the prior consent of the other party (which consent shall not be unreasonably withheld or delayed), except as may be required by any law or pursuant to any listing agreement with any securities exchange or any stock exchange regulations.

8.9 Severability. If at any time subsequent to the date hereof, any provision of this Agreement shall be held by any court of competent jurisdiction to be illegal, void or unenforceable, such provision shall be of no force and effect, but the illegality or unenforceability of such provision shall have no effect upon and shall not impair the enforceability of any other provision of this Agreement.

8.10 Binding Effect. This Agreement and the covenants, terms and conditions set forth herein shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and permitted assigns.

8.11 Waiver of Jury Trial. EACH OF THE PARTIES HERETO KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHTS IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER, OR IN CONNECTION WITH, THIS AGREEMENT OR ANY EXHIBIT HERETO, OR ANY COURSE OF CONDUCT, COURSE OF DEALING OR STATEMENTS (WHETHER VERBAL OR WRITTEN) RELATING TO THE FOREGOING. THIS PROVISION IS A MATERIAL INDUCEMENT FOR THE PARTIES HERETO TO ENTER INTO THIS AGREEMENT.

8.12 No Third Party Beneficiary. This Agreement is not intended and shall not be construed to confer upon any Person other than the parties hereto any rights or remedies hereunder except that the parties hereto agree and acknowledge that the agreements and covenants contained in Section 5.4 are, subject to Articles 7 and 8 hereof, intended for the benefit of the indemnified parties referred to therein (each such Person, a "Third Party Beneficiary"), and that, subject to Articles 7 and 8 hereof, each such indemnified party, although not a party to this Agreement, shall be and is hereby constituted a direct and irrevocable third-party beneficiary of the agreements and covenants contained in Section 5.4 and shall have the right to enforce such agreements and covenants against the applicable party thereto in all respects fully and to the same extent as if such Third Party Beneficiary were a party hereto. Notwithstanding the foregoing, this Agreement (including but not limited to Section 5.4 hereof) may be amended or waived by Purchaser and Seller at any time and from time to time in accordance with Section 8.1 hereof and any such amendment or waiver shall be fully effective with respect to the rights of the Third Party Beneficiaries under
Section 5.4 hereof.

8.13 Conveyancing Documents. No provision contained in any conveyancing document delivered pursuant to this Agreement shall affect in any manner whatsoever any of the indemnification provisions contained herein.

8.14 Expenses. Except as otherwise specifically set forth in this Agreement, Seller and Purchaser will each be responsible for the payment of their own respective costs and expenses incurred in connection with the negotiations leading up to and the performance of their respective obligations pursuant to this Agreement. For the avoidance of doubt, Purchaser shall bear and be responsible for the payment of all filing fees pursuant to the HSR Act or any corresponding anti-trust, competition or similar legislation in any other jurisdictions.

8.15 Currency. All of the dollar amounts mentioned in this Agreement or in the Schedules or Exhibits annexed hereto shall be in U.S. funds.

                  IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be executed on its behalf by its officers or representatives thereunto duly authorized, as of the date first above written.

                                 GENERAL ELECTRIC CAPITAL CORPORATION



                                 By:
                                 --------------------------------------------
                                 Name:
                                 --------------------------------------------
                                 Title:
                                 --------------------------------------------



                                 COMDISCO, INC., a Delaware corporation



                                 By:
                                 --------------------------------------------
                                 Name:
                                 --------------------------------------------
                                 Title:
                                 --------------------------------------------

                                List of Schedules


Schedule 1.1A                Accounting Principles
Schedule 1.1B                Assigning Subsidiaries
Schedule 1.1D                Excluded Intercompany Agreements, Contracts and
                             Commitments
Schedule 1.1G                Individuals with Seller's Knowledge
Schedule 1.1H                Employees
Schedule 1.1I                Form of Delinquency Report
Schedule 1.1M                Financial Statements of Assigning Subsidiaries
Schedule 1.1O                Discounted Financing Agreements
Schedule 2.1(a)(iii)         Purchased Other Contracts
Schedule 3.3                 Conflicts
Schedule 3.4                 Required Consents
Schedule 3.5                 Violations of Law
Schedule 3.6(a)              Financial Statements
Schedule 3.6(c)              Portfolio Tape Information
Schedule 3.7(a)              Absence of Certain Changes
Schedule 3.7(b)              Capital Expenditures; Waivers; Modifications
Schedule 3.7(c)              Non-Ordinary Course ERISA matters
Schedule 3.8(a)              Seller Plans
Schedule 3.8(b)              Additional Employment Documents
Schedule 3.8(c)              Disclosures Regarding Seller Plans
Schedule 3.8(f)              Contributions to Seller Plans
Schedule 3.8(k)              Material Violations Regarding Seller Plans
Schedule 3.8(l)              Pending Claims Related to Seller Plans
Schedule 3.8(o)              Post-Employment Benefits
Schedule 3.8(q)              Payments to Seller Employees
Schedule 3.8(s)              Securities Issued Pursuant to Seller Plans
Schedule 3.8(v)              Disclosure Regarding Foreign Plans
Schedule 3.8(w)              Labor Organizations
Schedule 3.9(a)              Disclosures Regarding Tax Returns
Schedule 3.9(c)              Taxing Authority Claims
Schedule 3.9(d)              Audit Reports
Schedule 3.9(e)              Tax Withholdings
Schedule 3.9(f)              Tax Liens
Schedule 3.9(g)              Other Tax Disclosures
Schedule 3.9(o)              Consistent Tax Reporting Standards
Schedule 3.12(a)             Disclosures Regarding Purchased Other Contracts
Schedule 3.12(b)             Disclosure Regarding Material Contracts
Schedule 3.13                Litigation
Schedule 3.17(b)             Conduct of Business
Schedule 3.18(a)             Purchased Financing Contracts and Credit
                             Enhancements
Schedule 3.18(b)             Additional Disclosure Regarding Purchased
                             Financing Contracts and Credit Enhancements
Schedule 3.18(c)             Purchased Financing Contracts subject to residual
                             and other agreements
Schedule 3.18(d)             Certain Credit Enhancements
Schedule 3.18(f)             Required Consent Financing Contracts
Schedule 3.19(a)             Title to Portfolio Property
Schedule 3.19(b)             Portfolio Property - Compliance with Laws
Schedule 3.20                Environmental Matters
Schedule 3.26                Disclosures Regarding Purchased Discounted
                             Financing Agreements
Schedule 3.27                Transferred European Leases
Schedule 5.1(a)              Required Purchased Financing Documentation
Schedule 5.14                Form of Lease Confirmation

                                    Exhibit A

                                 Approval Order

                                 [See Attached]

                                    Exhibit B

                         Transitional Services Agreement

                                 [See Attached]

                                TABLE OF CONTENTS

                                                                           Page



ARTICLE I             DEFINITIONS..............................................1

         1.1      Definitions..................................................2

ARTICLE II            PURCHASE OF ASSETS......................................20

         2.1      Purchased Assets............................................20

         2.2      The Purchase Price..........................................22

         2.3      Initial Payment.............................................22

         2.4      Settlement Payments.........................................23

         2.5      Prorations..................................................23

         2.6      Tax Escrow..................................................23

ARTICLE III           REPRESENTATIONS AND WARRANTIES OF SELLER................24

         3.1      Organization and Good Standing..............................24

         3.2      Corporate Authority.........................................24

         3.3      No Conflicts................................................25

         3.4      Consents....................................................25

         3.5      No Violations of Law........................................25

         3.6      Financial Statements; Reports...............................26

         3.7      Absence of Certain Changes..................................27

         3.8      Employee Benefit Plans and Employee Matters.................28

         3.9      Taxes.......................................................31

         3.10     [Intentionally Omitted.]....................................35

         3.11     [Intentionally Omitted.]....................................35

         3.12     Purchased Other Contracts...................................35

         3.13     Litigation and Liabilities..................................35

         3.14     [Intentionally Omitted.]....................................36

         3.15     [Intentionally Omitted.]....................................36

         3.16     Brokers' or Finders' Fees, etc..............................36

         3.17     Conduct of Business.........................................36

         3.18     Purchased Financing Contracts...............................36

         3.19     Portfolio Property..........................................38

         3.20     Environmental Matters.......................................39

         3.21     Transactions With State and Local Governments...............39

         3.22     [Intentionally Omitted.]....................................39

         3.23     [Intentionally Omitted.]....................................39

         3.24     [Intentionally Omitted.]....................................39

         3.25     [Intentionally Omitted.]....................................39

         3.26     Purchased Discounted Financing Agreements...................39

         3.27     Transferred European Leases.................................40

ARTICLE IV            REPRESENTATIONS AND WARRANTIES OF PURCHASER.............40

         4.1      Organization and Good Standing..............................40

         4.2      Corporate Authority.........................................40

         4.3      No Conflicts................................................41

         4.4      Consents....................................................41

         4.5      Brokers' or Finders' Fees, etc..............................41

         4.6      Financing...................................................41

ARTICLE V             CONDUCT AND TRANSACTIONS PRIOR TO CLOSING;
                      COVENANTS; INDEMNITIES..................................42

         5.1      Investigations; Certain Covenants...........................42

         5.2      Pending or Threatened Litigation............................46

         5.3      Tax Matters/Allocation of Purchase Price....................46

         5.4      Indemnifications, Assumptions of Liability
                  and Related Matters.........................................52

         5.5 Preparation of Closing Date Schedule of Assets Acquired and Liabilities Assumed; Adjusted Closing Date Schedule of Assets Acquired and Liabilities Assumed; Special Procedures Report of Assets Acquired and Liabilities Assumed; and Purchase Price
                  Certificate.................................................62

         5.6      Insurance; Risk of Loss.....................................65

         5.7      Further Assurances..........................................66

         5.8      Payment of Broker's or Finder's Fees........................66

         5.9      Supplements to Schedules; Post-Signing Information..........67

         5.10     [Intentionally Omitted.]....................................67

         5.11     Employment..................................................67

         5.12     Certain Bankruptcy Matters..................................70

         5.13     Tax Payments................................................71

         5.14     Confirmations...............................................71

         5.15     [Intentionally Omitted.]....................................71

         5.16     [Intentionally Omitted.]....................................71

         5.17     [Intentionally Omitted.]....................................71

         5.18     [Intentionally Omitted.]....................................71

         5.19     Schedule of Credit Enhancements.............................71

         5.20     [Intentionally Omitted.]....................................71

         5.21     [Intentionally Omitted.]....................................71

         5.22     Original Master Leases......................................71

         5.23     Purchased Discounted Financing Agreements...................72

         5.24     Closing Date Portfolio Information..........................72

         5.25     Administrative Claims.......................................72

         5.26     Access to Accepting Employees...............................72

ARTICLE VI            CONDITIONS TO CLOSING; ABANDONMENT OF THE TRANSACTION...73

         6.1      The Closing.................................................73

         6.2      Conditions to Purchaser's Obligations to Close..............73

         6.3      Conditions to Seller's Obligations to Close.................76

ARTICLE VII           TERMINATION.............................................77

         7.1      Termination.................................................77

         7.2      Procedure and Effect of Termination.........................77

ARTICLE VIII          GENERAL.................................................78

         8.1      Amendments..................................................78

         8.2      Integrated Contract.........................................78

         8.3      Governing Law...............................................78

         8.4      Notices.....................................................78

         8.5      No Assignment...............................................79

         8.6      Headings....................................................79

         8.7      Counterparts................................................80

         8.8      Announcements...............................................80

         8.9      Severability................................................80

         8.10     Binding Effect..............................................80

         8.11     Waiver of Jury Trial........................................80

         8.12     No Third Party Beneficiary..................................80

         8.13     Conveyancing Documents......................................81

         8.14     Expenses....................................................81

         8.15     Currency....................................................81

                            ASSET PURCHASE AGREEMENT
                                (LAB SCIENTIFIC)


                                     between



                      GENERAL ELECTRIC CAPITAL CORPORATION



                                       and



                                 COMDISCO, INC.



                          Dated as of January 23, 2002

Comdisco, Inc. and Subsidiaries                                   Exhibit 11.00
Debtor-In-Possession
COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
(in millions except per share data)

Average shares used in computing earnings (loss) per common and common equivalent share were as follows:

                                                         Three months
                                                             ended
                                                         December 31,
                                                          2001     2000
                                                         ------   ------

Average shares outstanding--basic ....................     151      152
Effect of dilutive options ...........................      --        4
                                                         ------   ------
Average shares outstanding--diluted ..................     151      156
                                                         ======   ======
Net earnings (loss) to common stockholders ...........  $  (12)  $   88
                                                         ======   ======

Net earnings (loss) per common share: Earnings (loss)
 per common share-basic:
    Earnings (loss) from continuing operations .......  $(1.44)  $ 0.57
    Earnings from discontinued operations ............    1.36       --
    Cumulative effect of change in accounting
      principle ......................................      --     0.01
                                                         ------   ------
                                                        $(0.08)  $ 0.58
                                                         ======   ======

Net Earnings (loss) per common share-diluted:
    Earnings (loss) from continuing operations ....... $(1.44)   $ 0.55
    Earnings from discontinued operations ............   1.36        --
    Cumulative effect of change in accounting
      principle ......................................     --      0.01
                                                         ------   ------
                                                        $(0.08)  $ 0.56
                                                         ======   ======


In accordance with Statement of Financial Accounting Standards No.128-Earnings Per Share, no potential common shares (the assumed exercise of stock options) are included in the computation of any diluted per share amount when a loss from continuing operations exists.