Form 10-Q
period 2002-03-31
COMDISCO INC
filed 2002-05-15
CIK 722487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q
                       -----------------------------------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended March 31, 2002

                                       or

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

                                                           Number of Shares
Title of                  Name of each exchange            outstanding as of
each class                on which registered              March 31, 2002
----------               ---------------------             ----------------
Comdisco Stock,
$.10 par value                  None                          150,558,942

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



         Consolidated Statements of Earnings (Loss) --
          Three and six months ended March 31, 2002 and 2001..............4

         Consolidated Balance Sheets --
          March 31, 2002 and September 30, 2001...........................5

         Consolidated Statements of Cash Flows --
          Six months Ended March 31, 2002 and 2001........................6

         Notes to Consolidated Financial Statements.......................8


Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations. .....................................29


Item 3. Quantitative and Qualitative Disclosures about Market Risk.......50


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings................................................51

Item 6. Exhibits and Reports on Form 8-K.................................52

SIGNATURES...............................................................55

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

These forward-looking statements reflect the company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the company's operations and business environment, including those discussed below under "Risk Factors," which may affect the accuracy of forward-looking statements and cause the actual results of the company to be materially different from any future results expressed or implied by such forward-looking statements.

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

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
(in millions except per share data)

                                                        Three Months Ended      Six Months Ended
                                                              March 31,             March 31,
                                                      --------- ----------   ---------- ---------
                                                          2002       2001         2002      2001
                                                      --------- ----------   ---------- ---------
Revenue
Leasing

     Operating ...................................    $    278  $     389    $     595  $    780
     Direct financing.............................          28         45           62        91
     Sales-type...................................          13         45           23        87
                                                      --------- ----------   ---------- ---------
        Total leasing.............................         319        479          680       958

Sales.............................................          81        104          179       176
Technology services...............................          25         42           49        83
Other.............................................          19        199           32       396
                                                      --------- ----------   ---------- ---------
        Total revenue.............................         444        824          940     1,613
                                                      --------- ----------   ---------- ---------

Costs and expenses
Leasing
     Operating....................................         221        306          477       615
     Sales-type...................................          12         26           20        52
                                                      --------- ----------   ---------- ---------
        Total leasing.............................         233        332          497       667

Sales.............................................          84         77          166       126
Technology services...............................          15         40           31        77
Selling, general and administrative...............          73         75          135       165
Write-down of equity securities...................          10         21           43        33
Bad debt expense..................................          72        194          110       224
Interest (total contractual interest 2002 - $79 and
  $159)...........................................          20        102           40       204
Reorganization items..............................          24          -          291         -
                                                      --------- ----------   ---------- ---------
     Total costs and expenses.....................         531        841        1,313     1,496
                                                      --------- ----------   ---------- ---------

Earnings (loss) from continuing operations before
  income taxes (benefit) and cumulative effect of
  change in accounting principle..................         (87)       (17)        (373)       117
Income taxes (benefit)............................           7         (6)         (63)        42
                                                      --------- ----------   ---------- ---------
Earnings (loss) from continuing operations before
  cumulative effect of change in accounting
  principle.......................................         (94)       (11)        (310)        75
Earnings (loss) from discontinued operations, net
  of tax..........................................           -        (43)         204        (43)
                                                      --------- ----------   ---------- ---------
Earnings (loss) before cumulative effect of change
  in accounting principle..........................        (94)       (54)        (106)        32
Cumulative effect of change in accounting principle,
  net of tax.......................................          -          -            -          2
                                                      --------- ----------   ---------- ---------
Net earnings (loss)................................   $    (94) $     (54)   $     (106)$      34
                                                      ========= ==========   ========== =========

Basic earnings (loss) per common share:
  Earnings (loss) from continuing operations.......   $   (0.62) $   (0.07)   $   (2.06) $    0.50
  Earnings (loss) from discontinued operations.....           -      (0.28)        1.36      (0.29)
  Cumulative effect of change in accounting principle         -          -           -        0.01
                                                      ---------- ----------   ----------  --------
  Net earnings (loss)..............................   $   (0.62) $   (0.35)   $   (0.70) $    0.22
                                                      ========== ===========  =========== ========

Diluted earnings (loss) per common share:
  Earnings (loss) from continuing operations.......   $   (0.62) $   (0.07)   $    (2.06)$     0.49
  Earnings (loss) from discontinued operations.....           -      (0.28)         1.36      (0.28)
  Cumulative effect of change in accounting principle         -          -             -       0.01
                                                      ---------- ----------   ----------  ----------
  Net earnings (loss)..............................   $   (0.62) $   (0.35)   $    (0.70) $    0.22
                                                      ========== ==========   ==========  ==========


See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)


                                                       March 31,   September 30,
                                                         2002          2001
                                                       --------   -------------
ASSETS


Cash and cash equivalents............................  $  2,032   $    543
Cash - legally restricted............................       174         54
Receivables, net.....................................       587        587
Inventory of equipment...............................        99         95
Leased assets:
  Direct financing and sales-type....................     1,123      1,738
  Operating (net of accumulated depreciation)........     1,015      2,265
                                                       --------    -------
    Net leased assets................................     2,138      4,003
Property, plant and equipment, net...................        55         60
Equity securities....................................        99        138
Net assets of discontinued operations held for sale..         4        433
Other assets.........................................       149        215
                                                       --------   --------
                                                       $  5,337   $  6,128
                                                       ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise

Term  notes  payable.................................  $    182   $    360
Discounted  lease  rentals...........................       447        964
Notes  payable.......................................       133        179
Accounts  payable....................................        71        110
Income  taxes........................................       103         35
Deferred income......................................        77        159
Other  liabilities...................................       308        191
                                                       --------   --------
                                                          1,321      1,998

Liabilities subject to compromise
Notes  payable.......................................       917        917
Senior notes.........................................     2,639      2,639
Accounts  payable....................................        20         19
Other  liabilities...................................       108        108
                                                       --------   --------
                                                          3,684      3,683
                                                       --------   --------
Stockholders' equity:
  Preferred stock $.10 par value.
    Authorized 100,000,000 shares (none issued);
    Series C and Series D............................         -          -
  Comdisco stock $.10 par value. Authorized
    750,000,000 shares; issued 225,555,293 shares
    (225,555,293 at September 30, 2001)..............        23         23
  Comdisco Ventures stock $.10 par value
    Authorized 750,000,000 shares (none issued)......         -          -
  Additional paid-in capital.........................       365        365
  Accumulated other comprehensive income (loss)......      (102)       (93)
  Retained earnings..................................       666        772
                                                       --------   --------
                                                            952      1,067
  Common stock held in treasury, at cost;
    74,996,351 shares (74,996,351 at
    September 30, 2001)..............................      (620)      (620)
                                                       ---------  --------
      Total stockholders' equity.....................       332        447
                                                       ---------  --------
                                                       $  5,337   $  6,128
                                                       =========  ========


See accompanying notes to consolidated financial statements.
                                      -5-

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in millions)
For the Six months Ended March 31, 2002 and 2001


                                                                              2002      2001
                                                                             -------   -------
Cash flows from operating activities:
   Operating lease and other leasing receipts..............................  $ 1,092   $ 1,375
   Leasing costs, primarily rentals paid...................................       (4)      (13)
   Sales...................................................................      201       227
   Sales costs.............................................................       (6)      (56)
   Technology services receipts............................................       32        88
   Technology services costs...............................................      (14)      (70)
   Note receivable receipts................................................      144       183
   Proceeds fro sale of equity investments.................................       17       424
   Other revenue...........................................................       24        50
   Selling, general and administrative expenses............................     (104)     (191)
   Interest................................................................      (48)     (202)
   Income taxes............................................................        4       (16)
                                                                             -------    -------
     Net cash provided by continuing operations............................    1,338     1,799
     Net cash provided by discontinued operations..........................      879        18
                                                                             -------    -------
     Net cash provided by operating activities before reorganization items     2,217     1,817
                                                                             -------    -------
Operating cash flows from reorganization items:
   Interest received on cash accumulated because of Chapter 11
     proceeding............................................................       12         -
   Professional fees paid for services rendered in connection with
     the Chapter 11 proceeding.............................................      (27)        -
                                                                             -------    -------
     Net cash used by reorganization items.................................      (15)        -
                                                                             -------    -------
     Net cash provided by operating activities.............................    2,202      1,817
                                                                             -------    -------

Cash flows from investing activities:
   Equipment purchased for leasing.........................................     (200)      (859)
   Notes receivable........................................................       (6)      (173)
   Equity investments......................................................       (1)       (52)
   Capital expenditures on discontinued operations.........................       (4)      (103)
   Other...................................................................        -         17
                                                                             -------   --------
     Net cash used in investing activities.................................     (211)    (1,170)
                                                                             -------   --------

Cash flows from financing activities:
   Discounted lease proceeds...............................................        3        458
   Net decrease in notes and term notes payable............................     (221)      (177)
   Maturities and repurchases of senior notes..............................        -       (550)
   Principal payments on secured debt......................................     (274)      (139)
   Common stock purchased and placed in treasury...........................        -        (48)
   Dividends paid on common stock..........................................        -         (8)
   Increase in legally restricted cash.....................................      (20)       (12)
   Other...................................................................       10        (19)
                                                                             -------    --------
     Net cash used in financing activities.................................     (502)      (495)
                                                                             -------    --------
Net increase in cash and cash equivalents..................................    1,489        152
Cash and cash equivalents at beginning of period...........................      543        315
                                                                             -------    --------
Cash and cash equivalents at end of period.................................  $ 2,032    $   467
                                                                             =======    ========


See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED (in millions) For the Six months Ended March 31, 2002 and 2001


                                                                     2002       2001
                                                                   --------   --------

Reconciliation of earnings (losses) from continuing operations to net cash provided by operating activities:


Earnings (losses) from continuing operations....................  $   (310)  $    75

Adjustments to reconcile earnings (losses) from continuing operations to net cash provided by operating activities

    Leasing costs, primarily
      depreciation and amortization.............................       493       654
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals.............       412       417
    Cost of sales...............................................       160        70
    Technology services costs, primarily
       depreciation and amortization............................        17         7
    Interest....................................................        (8)        2
    Income taxes................................................       (59)       26
    Principal portion of notes receivable.......................       126       146
    Selling, general, and administrative expenses...............       184       231
    Warrant proceeds in excess of income........................         9        88
    Reorganization items........................................       276         -
    Other, net..................................................        23        83
                                                                  --------   -------
                  Net cash provided by continuing operations....     1,323     1,799
                  Net cash provided by discontinued operations..       879        18
                                                                  --------   -------
                  Net cash provided by operating activities.....  $  2,202   $ 1,817
                                                                  ========   =======

Supplemental Schedule of Noncash Financing Activities:
    Reduction of discounted lease rentals in lease
     portfolio sale............................................. $     246   $     -
                                                                  ========   =======

                                      -7-



See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2002


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

The Debtors' subsidiaries located outside of the United States are not included in the petitions. Condensed combined financial statements of the Debtors are presented herein.

Reorganization Plan:

On April 26, 2002, the company announced that it had filed a proposed Joint Plan of Reorganization and Disclosure Statement (the "Plan") with the Bankruptcy Court. The Plan contemplates the substantive consolidation of the company and its domestic U.S. subsidiaries that filed for Chapter 11 relief into two groups: first the Plan contemplates the substantive consolidation of the estate of Comdisco and its subsidiaries other than Prism and second, the Plan contemplates the substantive consolidation of Prism and its subsidiaries.

The Plan contemplates a reorganized company that will have three primary operating subsidiaries--Comdisco U.S. Leasing Company, Comdisco Europe Holding Company, and Comdisco Ventures Company. As more fully described in the Plan, the reorganized company will continue to operate in an orderly sale or run off of all its existing asset portfolios, which is expected to take up to three years to complete.

The Plan proposes that the company's general unsecured creditors will receive their pro-rata share of an initial cash distribution, which will be funded by current cash on hand from asset sales and cash flow from operations, less amounts necessary to establish a cash reserve to pay secured, administrative, priority and other payments required under the Plan, including the establishment of an operating reserve to fund the reorganized company's continuing operations. In addition, general unsecured claim holders will receive their pro-rata share of two separate note issuances: New Senior Notes in the face amount of $400 million with an interest rate of three month average LIBOR plus 3% and New Payment-in-Kind (PIK) Notes in the face amount of $500 million with an interest rate of 11%. General unsecured claimholders will also receive their pro rata share of 100% of the new common stock of the reorganized company.

The company intends to file an amended Disclosure Statement on or before May 31, 2002, which will set forth the company's estimate of the recovery of holders of general unsecured claims.

The Plan provides that existing equity interests will be cancelled. However, if the Plan is accepted by the company's creditors as well as its stockholders and holders of subordinated claims, the Plan proposes that stockholders and holders of subordinated claims receive warrants or other contingent payments in increasing amounts based upon creditor recoveries achieving specified thresholds. The company is unable to accurately predict at this time the ultimate value, if any, that would be realized by current equity holders and holders of subordinated claims relative to the distribution under the Plan as proposed and discussions regarding any such distributions continue among the company, and the separate Creditors' and Equity Committees appointed in these cases. The company intends to file an amended Disclosure Statement on or before May 31, 2002 which will provide additional information regarding the distribution to its stockholders and holders of subordinated claims.

The Plan further proposes that certain subrogation rights the company may have against certain managers who participated in a Shared Investment Plan ("SIP") will be placed in a trust for the benefit of creditors. Under the SIP program, 106 senior managers in 1998 took out full recourse, personal loans to purchase six million shares of the company's common stock and the company provided a guarantee in the event of default. The loans have an outstanding principal balance at March 31, 2002 of approximately $104 million. To the extent that the company makes a payment under its guaranty on behalf of a SIP participant, the company is subrogated to the rights of the lender to collect such amounts from the participant, subject to any defenses or claims that the SIP participant may assert. In the Plan, the company proposes various discounts ranging from 20% to 80% with respect to repayment on account of subrogation claims at graduated levels based upon an employee's prepetition, post-petition and/or post-emergence service to the company and other consideration. The subrogation rights of SIP participants who do not fulfill their repayment obligations will be placed in the SIP Subrogation Trust for the benefit of creditors.

In regard to the Prism subsidiaries, the company currently has intercompany secured claims against Prism that exceed the value of the assets of Prism. If the general unsecured creditors of Prism vote to accept the Plan, the company will reduce its claims against the Prism entities to no more than one-third of the total distribution to Prism creditors, thereby allowing for a meaningful distribution to creditors. Prism estimates that the proposed plan will generate a distribution of 13% to general unsecured Prism claim holders (other than the company), if the general unsecured creditors vote to accept the Plan. The assets of the Prism entities will continue to be liquidated.

A hearing on the Disclosure Statement is scheduled for May 31, 2002 and a Confirmation Hearing on the Plan is scheduled for July 30, 2002.

If the Plan is confirmed, the company will adopt "fresh-start" reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 requires the company to allocate the reorganization value of the reorganized company to its assets, and to state liabilities existing at the Plan confirmation date at present values of amounts to be paid determined at appropriate current interest rates. The effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting will be reflected in the company's final statement of operations prior to confirmation of the Plan.

In connection with the orderly sale or run off of the remaining assets of the company, the company anticipates filing a motion to approve a comprehensive compensation program that includes a stay bonus plan designed to retain essential support and professional staff and a performance-based management incentive plan designed to retain key employees at each of the business units and at the corporate headquarters. The company intends to schedule this motion for hearing prior to confirmation.

Substantially all pre-petition liabilities are subject to settlement under the Plan of reorganization to be voted upon by creditors. Although the Debtors filed the Plan that provides for emergence from bankruptcy during calendar 2002, there can be no assurance that the Plan will be approved by the creditors and equity holders, or confirmed by the Bankruptcy Court, or that any plan will be consummated. Currently, the Debtors have the exclusive to solicit acceptances of its Plan until July 31, 2002.

Acceptance of the Plan requires approval of the Bankruptcy Court and the affirmative vote (i.e. 50 percent of the number and 66 2/3 percent of the dollar amount) of each class of creditors entitled to vote on the Plan. The Bankruptcy

Court may confirm the Plan notwithstanding the non-acceptance of the Plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. At this time, the company cannot predict whether the Plan will be approved. Due to the large number and amount of claims, the value of the company's common stock is highly speculative and may ultimately have no value.

The company continues to target emergence from Chapter 11 in late summer of 2002.

Sale of Assets:

Leasing: On April 9, 2002, the company announced that it had agreed to sell its information technology (IT) leasing assets in Australia and New Zealand to Allco, an Australian company specializing in equipment and infrastructure finance and leasing. Under the terms of the agreement, Allco will pay the company approximately $44 million (US) for the purchase of most of its assets in Australia and New Zealand. The sale is expected to close in June 2002. The company does not expect the sale to have a material impact on results of operations or financial condition.

On April 4, 2002, the company announced that it had agreed to sell certain of its healthcare leasing assets in the United States to GE Capital's Healthcare Financial Services unit. GE Capital is the financial services unit of the General Electric Company. Under the terms of the agreement, GE Capital Healthcare Financial Services will pay Comdisco approximately $165 million for the purchased assets, including the assumption of approximately $45 million in related secured debt. The sale is expected to close by May 31, 2002. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the company recorded a pre-tax charge of $15 million ($9 million after-tax, or $.06 per share, after-tax) in the second quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale, or disposition of assets excluded from the sale.

On April 18, 2002, the company announced that the Bankruptcy Court had approved both of the sales mentioned above.

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

On January 24, 2002, the Bankruptcy Court approved the sale of the company's Electronics and Laboratory and Scientific equipment leasing businesses to General Electric Capital's Commercial Equipment Financing unit (the "Buyer"). The Buyer will pay the company approximately $665 million, plus future contingent payments based on portfolio performance. The consideration includes the assumption of approximately $250 million of related secured debt. The sales closed April 24, 2002. In accordance with SFAS 121 the company recorded a pre-tax charge of $250 million ($189 million after-tax, or $1.25 per share, after-tax) in the first quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale, or disposition of assets excluded from the sale. On April 24, 2002, the company and the Buyer completed a first closing on the sale of approximately $794 million of assets, or approximately 81% of the company's Electronics and Laboratory and Scientific net leased assets at March 31, 2002. The company received approximately $548 million for the sale of these assets, which included the assumption of $258 million of related secured debt and other obligations. A second closing at which additional assets may be sold to Buyer is expected to occur by May 31, 2002.

At the conclusion of the Bankruptcy Court-approved bidding process the Board of Directors determined to accept no bids for its North American IT Leasing, Telecommunications and Healthcare businesses. Accordingly, on February 5, 2002, the company announced that it intended to retain the remaining leasing businesses (North American IT, Telecommunications and Healthcare). Subsequent to that date, the company announced that it had agreed to sell certain of its healthcare leasing assets in the United States to GE Capital's Healthcare Financial Services unit.

Pursuant to the Plan, the reorganized company will continue to operate in an orderly sale or run off of all its existing asset portfolios, which is expected to take up to three years to complete.

Services: The company announced on February 5, 2002 that it had executed an agreement for the sale of substantially all of its North American IT CAP Services contracts to T-Systems Inc. for approximately $7 million, plus consideration for future business with those accounts. The sale was approved by the Bankruptcy Court on February 14, 2002, and, closed on February 28, 2002. During the second quarter of fiscal 2002, the company recorded a $3 million pre-tax loss on the sale to T-Systems.

On November 15, 2001, the company completed the sale of its Availability Solutions business to SunGard Data Systems Inc. ("SunGard") for $825 million in cash (plus approximately $25 million in cash for estimated working capital received in excess of agreed-upon levels). During the second quarter of fiscal 2002, the company returned $15 million to SunGard to settle all outstanding working capital adjustment issues. The terms of the sale were arrived at pursuant to the auction process approved by the Bankruptcy Court. The sale included the purchase of assets of the U.S. operations of the Availability Solutions business and the stock of its subsidiaries in the United Kingdom, France and Canada. The sale excluded the purchase of the stock of subsidiaries in Germany and Spain, as well as other identified assets, including Network Services and IT CAP services business. The company intends to exit the Availability Solutions businesses in Germany and Spain during fiscal 2002.

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

Certain pre-petition liabilities have been paid after obtaining the approval of the Bankruptcy Court, including certain wages and benefits of employees, insurance costs, payments to governmental agencies and cash payments deemed critical to the Debtors' business.

Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., real property leases). Unless otherwise agreed, the assumption of a contract will require the company to cure all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Filing, giving the other party to the contract a right to assert a general unsecured claim for damages arising out of the breach. Executory contracts rejected by the Debtors through March 31, 2002, have resulted in general unsecured claims totaling approximately $17 million. The company cannot determine or reasonably estimate the ultimate liability that may result from rejecting its contracts or the filing of claims for any rejected contract and no provisions have been made for these claims.

The Bankruptcy Court set November 30, 2001 (the "bar date") as the last date for most parties to file proofs of claim with respect to non-governmental pre-petition obligations. Payment terms for these amounts will be established in connection with the Chapter 11 cases. There may be differences between the amounts at which any such liabilities are recorded in the financial statements and the amount claimed by the company's creditors. See Note 6 of Notes to Consolidated Financial Statements for the current status of the claims filed against the company.

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

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis of accounting and in accordance with AICPA Statement of Position ("SOP 90-7") "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the company at historical cost. A plan of reorganization could materially change the amounts currently disclosed in the unaudited consolidated financial statements. The ability of the company to continue as a going concern and the appropriateness of using the going concern basis for its unaudited consolidated financial statements are dependent upon, among other things, (i) the ability of the company to obtain post-bankruptcy financing, (ii) the ability of the company to generate cash from operations and (iii) confirmation of a plan of reorganization under the Bankruptcy Code.

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

Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings, cash and cash equivalents that are security for letters of credit for commitments made primarily to customers of Comdisco Ventures group, cash and cash equivalents received by the company from non-owned lease portfolios serviced by the company and cash and cash equivalents held in escrow or in similar accounts as a result of the various proposed or completed asset sales. Legally restricted cash is comprised of the following at March 31, 2002 (in millions):

GE deposit........................  $  50
Deposit (to be returned ..........     50
SunGard escrow....................     44
CA received on non-owned leases...     12
Security for letters of credit....     18
                                   ------
                                   $  174
                                   ======


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

Network Services: During the second quarter of fiscal 2001, the network management services segment of the company was discontinued. The network management services segment of the business was transferred to a new provider during the third quarter of fiscal 2001.

On October 1, 2001, the company ceased funding Prism Communications, Inc., and as a result, Prism began winding down its operation. The company has accounted for its interest in Prism as a discontinued operation.

The following is a summary of the operating results of the discontinued businesses for the three and six months ended March 31. There was no discontinued operation activity during the three months ended March 31, 2002. In addition to the businesses sold, the Availability Solutions information included below also includes the results from the company's Availability Solutions businesses in Germany and Spain (which were not sold) (in millions):


                                                             Three months ended March 31, 2001
                                                     Availability     Network
                                                      Solutions      Services  Prism     Total
                                                  --------------    ---------  -------   ------
Revenue.........................................    $   116          $   4     $  -       $ 120
                                                     ======          =====     ====       =====
Income (loss) from discontinued operations:
  Before income taxes (benefit).................    $     5             (7)       -       $  (2)
  Income taxes (benefit)........................          2             (3)       -          (1)
                                                     ------          ------    ----       ------
  Net earnings (loss)...........................          3             (4)       -          (1)
Estimated loss on disposal
  Before income tax benefit.....................          -            (38)     (30)        (68)
  Income tax benefit............................          -            (14)     (12)        (26)
                                                    -------          ------    -----      ------
  Net loss......................................          -            (24)     (18)        (42)
                                                    -------          ------    ------     ------
  Total.........................................    $    3           $ (28)    $(18)      $ (43)
                                                    =======          ======    ======     ======


                                                            Six months ended March 31, 2002
                                                     Availability     Network
                                                       Solutions     Services  Prism      Total
                                                    -------------    --------- ----       ------
Revenue.........................................    $   67           $    -    $  -       $   67
                                                    ======           ======    ====       ======

Gain on sale....................................    $  326           $    -    $  -       $  326
                                                    ======           ======    ====       ======
Income from discontinued operations:
  Before income taxes..........................     $  334           $    -    $  -       $  334
  Income taxes.................................        130                -       -          130
                                                    ------           ------    -----      -------
  Net earnings.................................     $  204           $    -    $  -       $  204
                                                    ======           ======    =====      =======


                                                            Six months ended March 31, 2001
                                                    Availability      Network
                                                      Solutions      Services  Prism       Total
                                                    ------------     --------  -----       ------
Revenue........................................     $  231           $    9    $   -      $  240
                                                    ======           ======    =====      =======
Income (loss) from discontinued operations:
  Before income taxes (benefit)................     $   13           $   (13)  $   -      $    -
  Income taxes (benefit).......................          6                (5)      -           1
                                                    ------            ------    -----     -------
  Net earnings (loss)..........................          7                (8)      -          (1)
Estimated loss on disposal
  Before income tax benefit....................          -               (38)     (30)       (68)
  Income tax benefit...........................          -               (14)     (12)       (26)
                                                    ------            ------    -----     -------
  Net loss.....................................          -               (24)     (18)       (42)
                                                    ------            ------    -----     -------
  Total........................................     $     7           $ (32)   $  (18)    $  (43)
                                                    ======            ======    =====     =======


4.       Reorganization Items and Restructuring costs

Reorganization items: Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components for the three and six months ended March 31, 2002 and 2001 are as follows (in millions):

                                      Three months ended    Six months ended
                                           March 31,          March 31,
                                        2002     2001       2002     2001
                                       ------   ------     ------  -------
Estimated loss on sale of leased
 assets.............................   $   15    $   -     $  265    $  -
Professional  fees                         13        -         27       -
DIP fees                                    -        -          8       -
Loss on IT CAP sale                         3        -          3       -
Interest income                            (7)       -        (12)      -
                                       ------     -----    ------    -----
                                       $   24    $   -     $  291    $  -
                                       =======   ======    ======    =====



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

On December 5, 2001, as part of its ongoing cost reduction efforts, the company cut its workforce by approximately 10 percent, or 128 positions. Just over half of the employees affected worked in the company's facilities in the greater Chicago area, primarily in operation functions. Others were located throughout company operations worldwide.

On April 26, 2002, the company announced that as part of its restructuring efforts, it would reduce its U.S. workforce by approximately 20 percent, or 180 positions. About 80% of the reductions affected employees that worked in the company's corporate headquarters.

As a result of these reductions, the company initially incurred a charge of $8 million in the fiscal third quarter ending June 30, 2001. During the three months ended March 31, 2002, the company incurred an additional $15 million charge. Approximately $13 million has been paid and charged against the accrued liability through March 31, 2002. The company anticipates further reductions in workforce and additional charges.

5.       Interest-Bearing Liabilities

On April 3, 2001, the company drew down approximately $880 million of committed loan facilities for general corporate purposes, including the retirement of commercial paper obligations as they became due. The committed facilities involved in the transaction include the $550 million global credit facility and the $525 million multi-option facility.

In connection with the Filing, the company obtained a two-year, $450 million senior secured Debtor-In-Possession financing facility ("DIP facility"). During the second quarter of fiscal 2002 the company terminated the DIP facility.

In connection with the DIP facility, the company paid an arrangement and structuring fee of $9 million or 2% of the credit line. The company was also required to pay a fifty basis point annual unused line fee and annual administration and collateral monitoring fees, as defined in the agreement. The unamortized balance as of September 30, 2001 was expensed in the first quarter of fiscal 2002 (see note 4 of Notes to Consolidated Financial Statements).

As a result of the Filing, principal and interest payments on outstanding unsecured debt obligations of the Debtors were stayed, which nonpayment, in turn, resulted in default. Nondebtor subsidiaries continue to make principal and interest payments on their debt obligations under these facilities.

The Plan proposes that the company's general unsecured creditors will receive their pro-rata share of an initial cash distribution, which will be funded by current cash on hand from asset sales and cashflow from operations, less amounts necessary to establish a cash reserve to pay secured, administrative, priority and other payments, including the establishment of an operating reserve to fund the reorganized company's continuing operations. In addition, general unsecured claim holders will receive their pro-rata share of two separate note issuances:
New Senior Notes in the face amount of $400 million with an interest rate of three month average LIBOR plus 3% and New Payment-in-Kind (PIK) Notes in the face amount of $500 million with an interest rate of 11%. General unsecured claimholders will also receive their pro rata share of 100% of the new common stock of the reorganized company.

The company has issued letters of credit totaling $17 million at March 31, 2002, to the landlords of the company's customers, principally Comdisco Ventures group, for the guarantee of their leases. The letters of credit are collateralized by restricted cash.

The average daily borrowings outstanding during the six months ended March 31, 2002 were approximately $4.8 billion, with a related contractual weighted average interest rate of 6.63%. This compares to average daily borrowings during the six months of fiscal 2001 of approximately $6.2 billion, with a related weighted average interest rate of 6.72%.

6.       Liabilities Subject to Compromise

The principal categories of obligations classified as liabilities subject to compromise to unrelated parties under Chapter 11 Cases are identified below. The liabilities subject to compromise included in the company's financial statements may vary significantly from the stated amount of proofs of claim that have been filed with the Bankruptcy Court and may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. The Bankruptcy Court set November 30, 2001 (the "bar date") as the last date for parties to file proofs of claim with respect to non-governmental pre-petition obligations. Payment terms for these amounts are included in the Plan. Approximately 4,300 proofs of claim have been filed against the Debtors. Approximately 1,500 of these claims were expunged from the Debtors' claims registry pursuant to the order of the Bankruptcy Court (the "First Claims Objection Order"). After entry of the First Claims Objection Order, Secured Claims filed and scheduled against Comdisco aggregate approximately $866 million and Unsecured Claims filed and scheduled against Comdisco aggregate approximately $6.1 billion. After the entry of the First Claims objection order, Secured Claims and Unsecured Claims against Prism, not including Claims based on guaranties, aggregate approximately $46 million and $549 million, respectively. In addition, numerous Claims were asserted by various alleged creditors in unliquidated amounts. The Debtors believe that certain claims that have been asserted are without merit and intend to object to all such claims. There can be no assurance that the Debtors will be successful in contesting any such Claims.

Significant Disputed Claims:

a). The 80/20 Plan: Included in the claims against Comdisco are eleven claims in the amount of approximately $223 million stemming from the company's Ventures division. The claimants allege that the Debtors failed to make payments under various compensation plans. The Debtors dispute the amounts claimed by the claimants.

b). The SIP Plan: Many of the SIP Participants (see Note 9 of Notes to Consolidated Financial Statements) have filed proofs of claim alleging that the company intentionally misrepresented, concealed and omitted material facts to induce the purchase of common stock through the SIP. The Debtors believe that these claims are without merit. While the company intends to defend against those claims, the Company has proposed to treat SIP obligations in the Plan.

c). Securities Litigation: A total of fifteen class action lawsuits were filed against the company alleging claims of securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The cases were consolidated and the case is pending in the U.S. District Court for the Northern District of Illinois. The company believes these allegations are without merit.

Due to the uncertain nature of many of the claims and the fact that the company has not been able to assess the merits, if any, of many of these claims, the company is unable to project the actual amount that will eventually be determined to be required to satisfy such claims with any degree of certainty.

The principal categories of claims classified on the balance sheets as liabilities subject to compromise under reorganization proceedings are listed below (in millions):

                                March 31,  September 30,
                                  2002        2001
                                -------    -------
Notes  payable                 $   917     $   917
Senior notes                     2,639       2,639
Accounts  payable                   20          19
Other  liabilities:
  Accrued interest                  83          83
  Other accrued expenses            25          25
                                -------    -------
                               $ 3,684     $ 3,683
                                =======    =======

Senior notes subject to compromise include the following (amounts in millions):

                                        March 31,   September 30,
                                         2002          2001
                                        -----         ------
Medium term notes.................    $   505         $  505
6.130% Senior Notes due 2001......        267            267
6.375% Senior Notes due 2002......        250            250
6.000% Senior Notes due 2002......        345            345
5.950% Senior Notes due 2002......        345            345
7.250% Senior Notes due 2002......        257            257
6.125% Senior Notes due 2003......        194            194
9.500% Senior Notes due 2003......        476            476
                                        -----          -----
                                      $ 2,639        $ 2,639
    Total senior notes............      =====          =====


Approximately $428 million of the medium term notes referenced above were scheduled to mature at various dates subsequent to the Filing through March 31, 2002.

During fiscal 2001, the company's $275 million of Mandatory Par Put Remarketed Securities-type senior debentures (MOPPRS) were called. The call was stayed as a result of the Filing. Included in accrued interest subject to compromise is $10 million owed to the underwriter pursuant to the terms of the Remarketing Agreement.

As a result of the Reorganization Cases, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest on pre-petition unsecured debt has not been accrued after the Petition Date. Contractual interest not recorded on unsecured pre-petition debt totaled $59 million and $119 million for the three and six months ended March 31, 2002, respectively. Nondebtor subsidiaries, which are not included in the petitions, continue to make principal and interest payments on their debt obligations.

7.       Receivables

Receivables include the following as of March 31, 2002 and September 30, 2001 (in millions):

                                             March 31,  September 30,
                                               2002         2001
                                              -----     ------------


Notes...................................    $   229     $  463
Accounts................................        271        286
Receivable from sale of leased assets...        250          -
Income taxes............................         27         36
Other...................................         64        104
                                              ------    ------
Total receivables.......................        841        889
Allowance for credit losses.............       (254)      (302)
                                              ------    ------
Total...................................    $   587     $  587
                                              ======    ======


The U.S. Bankruptcy Court approved the sale of the company's Electronics and Laboratory and Scientific leased assets in January 2002, On April 24, 2002, the company and GE Capital's Commercial Equipment Financing Unit (the "Buyer") completed a first closing on the sale of approximately $794 million of assets, or approximately 81% of the company's Electronics and Laboratory and Scientific net leased assets at March 31, 2002. The company received approximately $540 million for the sale of these assets, which included the assumption of approximately $252 million of related secured debt and other obligations. A second closing at which additional assets may be sold to Buyer is expected to occur by May 31, 2002.

The company provided loans to privately held venture capital-backed companies in networking, optical networking, software, communications, Internet-based and other industries. The company's loans are generally structured as equipment loans or subordinated loans. At March 31, 2002 and September 30, 2001, Comdisco Ventures group had notes receivable of approximately $217 million and $432 million, respectively. As part of a venture note transaction, the company receives warrants to purchase an equity interest in the customer, or a conversion option, in each case at a stated exercise price based on the price paid by other venture capitalists. Loans provide current income from interest and fees.

The allowance for credit losses includes management's estimate of the amounts expected to be lost on specific accounts and for losses on other as of yet unidentified accounts included in receivables at March 31, 2002, including estimated losses on future noncancelable lease rentals, net of estimated recoveries from remarketing of related leased equipment. In estimating the reserve component for unidentified losses within the receivables and lease portfolio, management relies on historical experience, adjusted for any known trends, including industry trends, in the portfolio.

Changes in the allowance for credit losses (combined notes and accounts receivable) for the six months ended March 31, 2002 and 2001 were as follows (in millions):



                                              Consolidated        Comdisco Ventures group
                                       -----------------------    ----------------------
                                         March 31,   March 31,     March 31,   March 31,
                                           2002        2001         2002         2001
                                       -----------  ----------    ---------    ---------

Balance at beginning of period.......  $    302    $   119         $   202     $    95
Provision for credit losses..........       110        224             102         211
Net credit losses....................      (158)       (92)           (138)        (96)
                                       ---------   --------        --------    --------
Balance at end of period               $    254    $   251         $   166     $   210
                                       =========   ========        ========    ========


8.       Equity Securities

The company provided financing to privately held companies, in networking, optical networking, software, communications, Internet-based and other industries through the purchase of equity securities. Substantially all of these investments were made by Comdisco Ventures group. For equity investments which are non-quoted investments, the company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The company identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired. Impairments in equity securities totaled $43 million and $33 million during the six months ended March 31, 2002 and 2001, respectively. During fiscal year 2002, certain of these investments in privately held companies became available-for-sale securities when the issuers completed initial public offerings.

Comdisco Ventures group public holdings were as follows (in millions):

                                           Gross         Gross
                                        unrealized     unrealized    Market
                                Cost       gains         losses      value
                             -------   -----------    -----------   --------


March 31, 2002               $  1       $  9           $  -          $   10
September 30, 2001           $  1       $  1           $  -          $    2


Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated other comprehensive income (loss). Net realized gains from the sale of equity investments were $4 million and $94 million during the six months ended March 31, 2002 and 2001, respectively. Gross realized gains from the sale of equity securities were $4 and $96 million during the first six months of fiscal 2002 and 2001, respectively. Net realized gains are included in other revenue.

The company records the proceeds to be received from the sale or liquidation of warrants received in conjunction with its lease or other financings as income on the trade date. These gains were $4 million during the first three months of fiscal 2002 compared $242 million in the year earlier period. These amounts are included in other revenue.

9.       Stockholders' Equity

Total comprehensive income (loss) consists of the following (in millions):



                                                             Three months        Six months
                                                            ended March 31,    ended March 31,
                                                           2002        2001     2002    2001
                                                          ------      ------   -----   -----

Foreign currency translation adjustments..............   $  (7)      $ (25)   $ (12)  $ (15)


Unrealized gains (losses) on derivative instruments...       -          (2)      (2)      2

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period..................................       3          14       16    (296)
  Reclassification adjustment for gains
   included in earnings before
   income taxes (benefit).............................      (8)       (175)      (8)   (336)
                                                          ------      ------   -----   -----
Net unrealized gains (losses), before
   income taxes (benefit).............................      (5)       (161)       8    (632)
Income taxes (benefit)................................      (3)        (58)       3    (228)
                                                          ------      ------   -----   -----
Net unrealized gains (losses).........................      (2)       (103)       5    (404)
                                                          ------      ------   -----   -----
Other comprehensive income (loss).....................      (9)       (130)      (9)   (417)
Net earnings (loss)...................................     (94)        (54)    (106)     34
                                                          ------      ------   -----   -----
Total comprehensive income (loss).....................   $(103)      $(184)   $(115)  $(383)
                                                          ======      ======   =====   =====


Accumulated other comprehensive income (loss) presented below and in the accompanying balance sheets consists of the accumulated net unrealized loss on foreign currency translation adjustments, the accumulated net unrealized gain on available-for-sale securities and the net unrealized gain on derivative instruments (in millions):


                                                           Unrealized
                                         Foreign            gain on           Unrealized          Accumulated
                                        currency           available-          gain on               other
                                       translation          for-sale          derivative         comprehensive
                                       adjustment          securities        instruments         income (loss)
                                      --------------     ---------------    ---------------    ------------------

Balance at September 30, 2001....        $  (97)           $   -               $   4               $   (93)
Current period change............           (12)               5                  (2)                   (9)
                                           -----           -----                -----               -------
Balance at March 31, 2002........        $ (109)           $   5               $   2               $  (102)
                                           =====           =====                =====               =======


On May 2, 2001, the Board of Directors voted to suspend the payment of quarterly dividends on the company's common stock until the company's liquidity and capital position warrants the resumption of dividend payments.

In February 1998, 106 senior managers of the company purchased over six million shares of the company's common stock for approximately $109 million. Under the voluntary Shared Investment Plan ("SIP"), the senior managers (the SIP Participants) took out full recourse, personal loans to purchase the shares. The company has guaranteed repayment of the loans in the event of default. The purchased shares represented over 4% of the then current total shares outstanding. The loans have an outstanding principal balance of approximately $104 million as of March 31, 2002. To the extent that the company makes a payment under its guaranty on behalf of a SIP participant, the company is subrogated to the rights of the lender to collect such amounts from the participant, subject to any defenses or claims that the SIP participant may assert. In the Plan, the company proposes various discounts ranging from 20% to 80% with respect to payment on account of subrogation claims at graduated levels based on an employee's prepetition, post-petition, and/or post-emergence service to the company and other consideration. The subrogation rights of SIP participants who do not fulfill their repayment obligations will be placed in the SIP Subrogation Trust for the benefit of stakeholders.

The Plan provides that existing equity interests will be cancelled. However, if the Plan is accepted by the company's creditors as well as its stockholders and holders of subordinated claims, the Plan proposes that stockholders and holders of subordinated claims receive warrants or other contingent payments in increasing amounts based upon creditor recoveries achieving specified thresholds. The company is unable to accurately predict at this time the ultimate value, if any, that would be realized by current equity holders and holders of subordinated claims relative to the distribution under the Plan as proposed and discussions regarding any such distributions continue among the company, and the separate Creditors' and Equity Committees appointed in these cases.


10.      Industry Segment and Operations by Geographic Areas

The company evaluates the performance of its operating segments based on earnings (loss) before income taxes. Intersegment sales are not significant.
Summarized   financial   information   (excluding  the  loss  from  discontinued
operations, and pre-tax losses on reorganization items of $24 million and $291 million for the three months and six months ended March 31, 2002, respectively) for the company's reportable segments for the three and six months ended March 31, 2002 and 2001 is shown in the following table (in millions):



                                                                Comdisco
Three months ended                                              Ventures          Discontinued
March 31, 2002                     Leasing       Services        group             operations       Total
------------------                -----------   -----------   ------------       -------------    --------

Revenues.......................   $ 339          $ 25          $ 80                $ -             $ 444
Segment profit (loss)..........     (10)           10           (63)                 -               (63)
Investing activities...........      96             -             3                  1               100






                                                               Comdisco
Three months ended                                             Ventures           Discontinued
March 31, 2001                     Leasing       Services        group             operations       Total
------------------                 ----------   -----------   ------------       -------------    -----------


Revenues.......................   $ 510          $ 42          $ 272               $ -             $ 824
Segment profit.................      11             2            (30)                -               (17)
Investing activities...........     317             -            165                55               537


                                                               Comdisco
Six months ended                                               Ventures          Discontinued
March 31, 2002                     Leasing       Services        group             operations       Total
------------------                 ---------    -----------   ------------       --------------  -----------


Revenues.......................   $ 732          $ 49          $ 159               $ -             $ 940
Segment profit (loss)..........      33            18           (133)                -               (82)
Investing activities...........     190             -             17                 4               211


                                                               Comdisco
Six months ended                                               Ventures          Discontinued
March 31, 2001                     Leasing       Services        group            operations        Total
------------------                 ---------     ----------   ------------       --------------   -----------


Revenues.......................   $1,002         $ 83          $ 528               $ -             $1,613
Segment profit.................       31            6             80                 -                117
Investing activities...........      675            -            392               103              1,170




The following table presents revenue by geographic location based on the location of the company's local offices (in millions):



                           For the three months ended     For the six months ended
                                   March 31,                       March 31,
                                2002       2001               2002      2001
                             -------------------            ------------------

North America..............     $ 288     $ 646               $ 593     $1,274
Europe.....................       109       135                 225        256
Pacific Rim................        47        43                 122         83
                                 -----    -----               -----     ------
Total......................     $ 444     $ 824               $ 940     $1,613
                                 =====    =====               =====     ======


The following table presents total assets by geographic location based on the location of the company's local offices (in millions):



                                  March 31,     September 30,
                                    2002           2001
                                 ---------       ---------


North America.................    $ 4,074         $ 4,326
Europe........................      1,057           1,291
Pacific Rim...................        206             511
                                   ------          ------
Total.........................    $ 5,337         $ 6,128
                                   ======          ======

The following table presents total assets for each of the company's reportable segments (in millions):




                                   March 31,    September 30,
                                    2002            2001
                                  ----------    -----------


Leasing.......................    $ 4,788         $ 4,742
Services......................         44              51
Ventures......................        501             900
Net assets of discontinued
  operations held for sale....          4             435
                                    ------         ------
Total.........................    $ 5,337         $ 6,128
                                    ======         ======

11.      Debtor Financial Statements

The following represents the consolidation of the company and its Debtor subsidiaries as of March 31, 2002 and September 30, 2001 and for the three and six months ended March 31, 2002, and 2001. Investments in nondebtor subsidiaries are presented using the equity method.

COMDISCO, INC. AND DEBTOR SUBSIDIARIES
(DEBTOR IN POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(in millions)


                                                                              Three Months Ended                Six Months Ended
                                                                                    March 31,                       March 31,
                                                                            -----------------------         ---------------------
                                                                               2002            2001            2002            2001
                                                                            -------         -------         -------         -------

Revenue
Leasing
     Operating .....................................................        $   169         $   255         $   362         $   514
     Direct financing ..............................................             20              38              45              78
     Sales-type ....................................................              9              43              16              83
                                                                            -------         -------         -------         -------
        Total leasin ...............................................            198             336             423             675
Sales ..............................................................             63              76             113             131
Technology services ................................................             12              29              24              56
Other ..............................................................             19             198              32             398
Equity in earnings of nondebtor subsidiaries .......................             16              17              37              30
                                                                            -------         -------         -------         -------
        Total revenue ..............................................            308             656             629           1,290
                                                                            -------         -------         -------         -------

Costs and expenses
Leasing
     Operating .....................................................            128             194             277             395
     Sales-type ....................................................              7              25              13              49
                                                                            -------         -------         -------         -------
        Total leasing ..............................................            135             219             290             444
Sales ..............................................................             73              55             113              89
Technology services ................................................              8              33              18              64
Selling, general and administrative ................................            145             279             270             399
Interest (total contractual interest 2002 - $69
and $139) ..........................................................             10              87              20             177
Reorganization items ...............................................             24            --               291            --
                                                                            -------         -------         -------         -------
     Total costs and expenses ......................................            395             673           1,002           1,173
                                                                            -------         -------         -------         -------

Earnings (loss) from continuing operations before
income taxes (benefit) and cumulative effect of
change in accounting principle .....................................            (87)            (17)           (373)            117
Income taxes (benefit) .............................................              7              (6)            (63)             42
                                                                            -------         -------         -------         -------
Earnings (loss) from continuing operations
before cumulative effect of change in accounting
principle ..........................................................            (94)            (11)           (310)             75
Earnings (loss) from discontinued
operations of debtor subsidiaries, net of tax ......................           --               (43)            204             (43)
Earnings (loss) from discontinued operations of
nondebtor subsidiaries, net of tax .................................           --              --              --              --
                                                                            -------         -------         -------         -------
Earnings (loss) before cumulative effect of
change in  accounting principle ....................................            (94)            (54)           (106)             32
Cumulative effect of change in accounting principle,
net of tax .........................................................           --              --              --                 2
                                                                            -------         -------         -------         -------

Net earnings (loss) ................................................        $   (94)        $   (54)        $  (106)        $    34
                                                                            =======         =======         =======         =======


COMDISCO, INC. AND DEBTOR SUBSIDIARIES
(DEBTOR IN POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

                                                    March 31,  September 30,
                                                        2002      2001
                                                    --------  --------
ASSETS

Cash and cash equivalents ........................   $ 1,872   $   405
Cash - legally restricted ........................       174        54
Receivables, net .................................       412       503
Receivable from nondebtor subsidiaries ...........       446       558
Inventory of equipment ...........................        48        61
Leased assets:
  Direct financing and sales-type ................       732     1,277
  Operating (net of accumulated depreciation) ....       556     1,350
                                                     -------   -------
    Net leased assets ............................     1,288     2,627
Property, plant and equipment, net ...............        44        50
Equity securities ................................        99       138
Investment in nondebtor subsidiaries .............       353       421
Net assets of discontinued operation held for sale         4       355
Other assets .....................................        71       188
                                                     -------   -------
                                                     $ 4,811   $ 5,360
                                                     =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise
Term  notes  payable .............................   $   182   $   360
Discounted  lease  rentals .......................       220       539

Notes  payable ...................................      --           9
Accounts  payable ................................        41        73
Other  liabilities ...............................       301       260
Income  taxes ....................................        51       (11)
                                                     -------   -------
                                                         795     1,230

Liabilities subject to compromise
Notes  payable ...................................       917       917
Senior notes .....................................     2,639     2,639
Accounts  payable ................................        20        19
Other  liabilities ...............................       108       108
                                                     -------   -------
                                                       3,684     3,683
                                                     -------   -------

Common stockholders' equity ......................       332       447
                                                     -------   -------
                                                     $ 4,811   $ 5,360
                                                     =======   =======

COMDISCO, INC. AND DEBTOR SUBSIDIARIES
(DEBTOR IN POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

                                                                                2002       2001
                                                                             -------    -------

Cash flows from operating activities:
   Operating lease and other leasing receipts ............................   $   798    $ 1,047
   Leasing costs, primarily rentals paid .................................        (4)       (13)
   Sales .................................................................       139        171
   Sales costs ...........................................................        (6)       (52)
   Technology services receipts ..........................................        28         62
   Technology services costs .............................................       (14)       (56)
   Note receivable receipts ..............................................       144        183
   Warrant proceeds ......................................................        17        424
   Other revenue .........................................................        24         50
   Selling, general and administrative expenses ..........................       (85)      (167)
   Interest ..............................................................       (22)      (169)
   Income taxes ..........................................................         9         (4)
                                                                             -------    -------
     Net cash provided by continuing operations ..........................     1,028      1,476
     Net cash provided by discontinued operations ........................       871          3
                                                                             -------    -------
     Net cash provided by operating activities before reorganization items     1,899      1,479
                                                                             -------    -------
Operating cash flows from reorganization items:
   Interest received on cash accumulated because of Chapter 11
     proceeding ..........................................................        12       --
   Professional fees paid for services rendered in connection with
     the Chapter 11 proceeding ...........................................       (27)      --
                                                                             -------    -------

     Net cash used by reorganization items ...............................       (15)      --
                                                                             -------    -------
     Net cash provided by operating activities ...........................     1,884      1,479
                                                                             -------    -------

Cash flows from investing activities:
   Equipment purchased for leasing .......................................       (42)      (531)
   Notes receivable ......................................................        (6)      (173)
   Equity investments ....................................................        (1)       (52)
   Capital expenditures on discontinued operations .......................        (4)      (103)
   Other .................................................................      --           17
                                                                             -------    -------
     Net cash used in investing activities ...............................       (53)      (842)
                                                                             -------    -------

Cash flows from financing activities:

   Discounted lease proceeds .............................................      --          314
   Net decrease in notes and term notes payable ..........................      (187)       (15)
   Maturities and repurchases of senior notes ............................      --         (543)
   Principal payments on secured debt ....................................      (160)       (37)
   Common stock purchased and placed in treasury .........................      --          (48)
   Dividends paid on common stock ........................................      --           (8)
   Increase in legally restricted cash ...................................       (20)       (13)
   Advances to nondebtor subsidiaries ....................................        (5)       (70)
   Other, net ............................................................         8        (12)
                                                                             -------    -------
     Net cash used in financing activities ...............................      (364)      (432)
                                                                             -------    -------

Net increase in cash and cash equivalents ................................     1,467        205
Cash and cash equivalents at beginning of period .........................       405        177
                                                                             -------    -------
Cash and cash equivalents at end of period ...............................   $ 1,872    $   382
                                                                             =======    =======


COMDISCO, INC. AND DEBTOR SUBSIDIARIES
(DEBTOR IN POSSESSION)
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED (in millions)


                                                                     2002            2001
                                                               -----------   -------------


Reconciliation of earnings (losses) from continuing operations to net cash provided by operating activities:


Earnings (losses) from continuing operations                 $      (310)      $   75

Adjustments to reconcile earnings (losses) from continuing operations to net cash provided by operating activities

    Leasing costs, primarily
      depreciation and amortization                                  286          431
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals                  375          372
    Cost of sales                                                    107           37
    Technology services costs, primarily
       depreciation and amortization                                   4            8
    Interest                                                          (2)           8
    Income taxes                                                     (54)          38
    Principal portion of notes receivable                            126          146
    Selling, general, and administrative expenses                    185          232
    Warrant proceeds in excess of income                               9           88
    Reorganization items                                             276            -
    Other, net                                                        11           41
                                                               -----------     -------
                  Net cash provided by continuing operations       1,013        1,476
                  Net cash provided by (used by) discontinued
                   operations                                        871            3
                                                               -----------     -------
                  Net cash provided by operating activities  $     1,884       $1,479
                                                               ===========     =======

Supplemental Schedule of Noncash Financing Activities:
    Reduction of discounted lease rentals in lease portfolio
    sale                                                     $        159      $    -
                                                               ===========     =======

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

Joint Plan of Reorganization and Disclosure Statement

On April 26, 2002, the company announced that it had filed a proposed Joint Plan of Reorganization and Disclosure Statement (the "Plan") with the Bankruptcy Court. The Plan contemplates the substantive consolidation of the company and its domestic U.S. subsidiaries that filed for Chapter 11 relief into two groups: first, the Plan contemplates the substantive consolidation of the estate of Comdisco and its subsidiaries other than the Prism entities and second, the Plan contemplates the substantive consolidation of Prism and its subsidiaries.

The Plan contemplates a reorganized company that will have three primary operating subsidiaries--Comdisco U.S. Leasing Company, Comdisco Europe Holding Company, and Comdisco Ventures Company. As more fully described in the Plan, the reorganized company will continue to operate in an orderly sale or run off of all its existing asset portfolios, which is expected to take up to three years to complete.

The Plan proposes that the company's general unsecured creditors will receive their pro-rata share of an initial cash distribution, which will be funded by current cash on hand from asset sales and cash flow from operations, less amounts necessary to establish a cash reserve to pay secured, administrative, priority and other payments required under the Plan, including the establishment of an operating reserve to fund the reorganized company's continuing operations. In addition, general unsecured claim holders will receive their pro-rata share of two separate note issuances: New Senior Notes in the face amount of $400 million with an interest rate of three month average LIBOR plus 3% and New Payment-in-Kind (PIK) Notes in the face amount of $500 million with an interest rate of 11%. General unsecured claimholders will also receive their pro rata share of 100% of the new common stock of the reorganized company.

The company intends to file an amended Disclosure Statement on or before May 31, 2002, which will set forth the company's estimate of the recovery of holders of general unsecured claims. The Plan provides that existing equity interests will be cancelled. However, if the Plan is accepted by the company's creditors as well as its stockholders and holders of subordinated claims, the Plan proposes that stockholders and holders of subordinated claims receive warrants or other contingent payments in increasing amounts based upon creditor recoveries achieving specified thresholds. The company is unable to accurately predict at this time the ultimate value, if any, that would be realized by current equity holders and holders of subordinated claims relative to the distribution under the Plan as proposed and discussions regarding any such distributions continue among the company, and the separate Creditors' and Equity Committees appointed in these cases. The company intends to file and amended Disclosure Statement on or before May 31, 2002 which will provide additional information regarding the distribution to its stockholders and holders of subordinated claims.

The Plan further proposes that certain subrogation rights the company may have against certain managers who participated in a Shared Investment Plan ("SIP") will be placed in a trust for the benefit of creditors. Under the SIP program, 106 senior managers in 1998 took out full recourse, personal loans to purchase six million shares of the company's common stock and the company provided a guarantee in the event of default. The loans have an outstanding principal balance at March 31, 2002 of approximately $104 million. To the extent that the company makes a payment under its guaranty on behalf of a SIP participant, the company is subrogated to the rights of the lender to collect such amounts from the participant, subject to any defenses or claims that the SIP participant may assert. In the Plan, the company proposes various discounts ranging from 20% to 80% with respect to repayment on account of subrogation claims at graduated levels based upon an employee's prepetition, post-petition and/or post-emergence service to the company and other consideration. The subrogation rights of SIP participants who do not fulfill their repayment obligations will be placed in the SIP Subrogation Trust for the benefit of creditors.

In regard to the Prism subsidiaries, Comdisco currently has intercompany secured claims against Prism that exceed the value of the assets of Prism. If the general unsecured creditors of Prism vote to accept the Plan, Comdisco will reduce its claims against the Prism entities to no more than one-third of the total distribution to Prism creditors, thereby allowing for a meaningful distribution to creditors. Prism estimates that the proposed plan will generate a distribution of 13% to general unsecured Prism claim holders (other than Comdisco), if the general unsecured creditors vote to accept the Plan. The assets of the Prism entities will continue to be liquidated.

The company anticipates that substantially all liabilities of the Debtors as of the Petition Date will be resolved under the Plan. However, there can be no assurance that the Plan will be approved by required creditors and equityholders and confirmed by the Bankruptcy Court and consummated.

As provided by the Bankruptcy Code, the Debtors have the exclusive right to solicit acceptances of the Plan until July 31, 2002.

Recent Developments

Leasing: On April 18, 2002, the court approved the sale of the company's Healthcare leasing business to GE Capital Corporation. GE Capital Corporation will pay the company approximately $165 million. The consideration includes the assumption of approximately $45 million of related secured debt. The sale is expected to close by May 31, 2002. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the company recorded a pre-tax charge of $15 million ($9 million after-tax, or $.06 per share, after-tax) in the second quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value of the leased assets and any related deferred assets and estimated proceeds from the sale.

On April 9, 2002, the company announced that it had agreed to sell its information technology (IT) leasing assets in Australia and New Zealand to Allco, an Australian company specializing in equipment and infrastructure finance and leasing. Under the terms of the agreement, Allco will pay the company approximately $44 million for the purchase of most of its assets in Australia and New Zealand. The sale is expected to close in June 2002. The company does not believe that the sale of these assets will have a material effect on the company's results of operations or its financial condition.

On January 24, 2002, the Bankruptcy Court approved the sale of the company's Electronics and Laboratory and Scientific equipment leasing businesses to General Electric Capital's Commercial Equipment Financing unit (the "Buyer"). The Buyer will pay the company approximately $665 million, with future contingent payments based on various portfolio performance criteria. The consideration includes the assumption of approximately $250 million of related secured debt. The sales were expected to close by March 31, 2002. In accordance with SFAS 121 the company recorded a pre-tax charge of $250 million ($189 million after-tax, or $1.25 per share, after-tax) in the first quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale. On April 24, 2002, the company and the Buyer completed a first closing on the sale of approximately $794 million of assets, or approximately 81% of the company's Electronics and Laboratory and Scientific net leased assets at March 31, 2002. The company received approximately $548 million for the sale of these assets, which included the assumption of approximately $258 million of related secured debt and other obligations. A second closing at which additional assets may be sold to Buyer is expected to occur by May 31, 2002.

On February 5, 2002, the company announced that had it had completed the bankruptcy court-supervised auction process without accepting any transaction and that it intended to retain the remaining leasing businesses (North American IT, Telecommunications and Healthcare). Subsequent to that date, the company announced that it had agreed to sell certain of its healthcare leasing assets in the United States to GE Capital's Healthcare Financial Services unit.

Pursuant to the Plan, the reorganized company will continue to operate in an orderly sale or run off of all its existing asset portfolios, which is expected to take up to three years to complete.

Services: The company announced on February 5, 2002 that it had executed an agreement for the sale of substantially all of its North American IT CAP Services contracts to T-Systems Inc. for approximately $7 million, plus consideration for future business with those accounts. The sale was approved by the Bankruptcy Court on February 14, 2002, and, closed on February 28, 2002. During the second quarter of fiscal 2002, the company recorded a $3 million pre-tax loss on the sale to T-Systems.

Management: On April 26, 2002, the company announced a new executive management structure. Ronald C. Mishler, 41, who had been serving as chief financial officer, was appointed president and chief operating officer of the company, reporting to Norman P. Blake, chairman and chief executive officer. In his new position, Mishler will be responsible for all of the company's operating units, and he will retain responsibility for the company's finance and accounting areas. Mishler joined Comdisco in July 2001.

New appointments reporting to Mishler include: Francis J. Cirone, 43, who joined Comdisco in 1984 and has served in various management positions in Leasing and Finance, was named chief executive officer of Comdisco U.S. Leasing; Robert E.T. Lackey, 54, who has served as senior vice president and chief legal officer since he joined the company in June 2001, was named chief executive officer of Comdisco Ventures; Robert E. Koe, 57, was named chief executive officer of Comdisco Europe on March 25, 2002; and John R. McNally, 41, who joined the company in 1988 and has served in various management positions in Finance and Leasing, has been named president of the company's Corporate Asset Management group.

Other new appointments reporting to Norman P. Blake, chief executive officer, include: Nazneen Razi, 49, who has served as senior vice president, Human Resources since October 2000, was promoted to executive vice president and chief administrative officer; Gregory D. Sabatello, 41, who has served as senior vice president and chief information officer since June 1994, was promoted to executive vice president and CIO; and Robert E.T. Lackey, who has been promoted to executive vice president and will continue in his role as chief legal officer.

The New York Stock Exchange announced on April 11, 2002 that it would suspend trading and move to delist Comdisco common stock prior to the opening of the market on April 12, 2002 because the stock no longer meets listing requirements. As a result, Comdisco common stock began trading on the over-the-counter market. Quotations are available from the Pink Sheets and the OTC Bulletin Board under the symbol CDSO.

Business

The company's businesses are designed to bring solutions that reduce technology cost and risk to the customer and to support the customer's technology infrastructure.

Beginning in the first quarter of fiscal 2002, following its exit from the services businesses, the company was aligned into two primary business lines: 1) global leasing ("Leasing"), in sectors such as electronics, telecommunications, healthcare, pharmaceutical, biotechnology, manufacturing and other high technology businesses, which included the leasing and remarketing of distributed systems, such as PCs, servers, workstations and routers, communications equipment, equipment leasing and technology lifecycle management services; and
2) venture financing through Comdisco Ventures group which provided venture leases, venture debt and direct equity financing to venture capital-backed companies.

Weakening economic conditions, the Filing, and capital constraints had a negative impact on the company's ability to provide the necessary financial support for new lease volume. As a result, equipment purchased for leasing decreased from $358 million in the second quarter of fiscal 2001 to $99 million in the second quarter of fiscal 2002. Declining leased assets resulted in declines in total lease revenue and earnings contributions from leasing.

In addition to originating new equipment lease financing, the company remarkets used equipment from its lease portfolio. Remarketing is the sale or re-lease of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Remarketing activity is comprised of earnings from follow-on leases and gross profit on equipment sales. Remarketing activity, an important factor for earnings, decreased in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001. The general economic slowdown and particularly the decrease in corporate technology equipment spending have had a negative impact on the equipment values and remarketing results. Uncertainty created by the company's liquidity situation and subsequent Filing also negatively impacted the company's remarketing activities. The decline in leased assets described in the preceding paragraph and the sale of the Electronics, Laboratory and Scientific and Healthcare leased assets will also have a negative impact on future contributions from remarketing activity as the company will have fewer assets to remarket. While remarketing activity continues to be an important contributor to quarterly earnings in the near and long term because of the size of the company's lease portfolio, there can be no assurance that the company will be able to increase its remarketing activities above current levels or that these uncertainties will not continue to have a negative impact on remarketing. See "RISK FACTORS -- REMARKETING RESULTS ARE UNCERTAIN" below.

The company's Filing and the anticipated sale of some or all of its businesses created uncertainty that had an adverse impact on the company's business, ability to obtain credit, customer's confidence, its ability to retain employees and may impact employees' performance in future periods. The company believes this uncertainty negatively impacted the company's financial results for the three months ended March 31, 2002. Furthermore, there can be no assurance that this uncertainty will not continue to have an impact on the company's operations, and its ability to implement and execute the Plan. See "RISK FACTORS" below for additional risks associated with the Filing.

On February 28, 2002, the company completed the sale of substantially all of its North American IT CAP Services contracts to T-Systems Inc. for approximately $7 million, plus consideration for future business with those accounts. The sale was approved by the Bankruptcy Court at a hearing held on February 14, 2002.

On November 15, 2001, the company completed the sale of its Availability Solutions business to SunGard Data Systems Inc. ("SunGard") for $825 million in cash (plus approximately $25 million in cash for estimated working capital received in excess of agreed-upon levels). During the second quarter of fiscal 2002, the company returned $15 million to SunGard to settle all outstanding working capital adjustments. The terms of the sale were arrived at pursuant to the auction process approved by the Bankruptcy Court.

The sale included the purchase of assets of the U.S. operations of the Availability Solutions business and the stock of its subsidiaries in the United Kingdom, France and Canada. The sale excluded the purchase of the stock of subsidiaries in Germany and Spain, as well as other identified assets, including Network Services and IT CAP Solutions. For purposes of our consolidated financial statements, the company has accounted for the businesses included in the sale to SunGard as discontinued operations of the company. As a result of the company's intention to exit the Availability Solutions businesses of Germany and Spain, the company has also accounted for these businesses as discontinued operations. As such, for the three months ended March 31, 2002 and 2000, the only businesses included within Services continuing operations are IT CAP services business and the remaining network services business.

As a result of the company's sale of Availability Solutions and its North American IT CAP services businesses, it has substantially exited the services business.

SUMMARY

During the quarter ended March 31, 2002, the company recorded a loss on the sale of its North American IT CAP services of $3 million ($2 million after-tax). This loss is included in reorganization items.

During the quarter ended December 31, 2001, the company recorded a gain on the sale of Availability Solutions of $326 million ($199 million or $1.32 per diluted share, after-tax). This gain is included within discontinued operations.

The Bankruptcy Court approved the sales of the company's Electronics and Laboratory and Scientific Leasing businesses and its Healthcare leasing business in January 2002 and April 2002, respectively. In accordance with SFAS the company recorded a pre-tax charge of $250 million ($189 million, or $1.25 per share) in the first quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between the carrying value and estimated proceeds from the sale, or disposition of assets excluded from the sale of Electronics and Laboratory and Scientific Leasing businesses and, in the second quarter of fiscal 2002, a pre-tax charge of $15 million ($9 million after-tax, or $.06 per share) for the sale of the Healthcare leasing business.

As a result of the leased asset sales, the related impact on future taxable income, and continued constraints on business expansion in the near-term, the company established an income tax valuation allowance totaling $23 million, or $.15 per share, during the six months ended March 31, 2002. This was based on management's assessment that it was more likely than not that the company would not realize its net deferred tax assets. Also, the company recognized an $18 million U.S. tax benefit as a result of the recently enacted tax law change which extends the net operating loss carryback period from two to five years.

Net loss for the three months ended March 31, 2002 was $94 million, or $.62 per common share, as compared a net loss of $54 million, or $.35 per common share, for the three months ended March 31, 2001. The decrease in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 was primarily the result of lower leasing volumes and lower contributions from remarketing. Net loss for the six months ended March 31, 2002 was $106 million, or $.70 per common share, compared to net earnings of $34 million, or $.22 per common share. The decrease in the six months ended March 31, 2002 compared to the year earlier period was primarily the result of decreased sales of equity investments from Comdisco Ventures group and charges recorded as a result of the sale of the company's electronics, laboratory and scientific and healthcare assets offset by the gain from the sale of Availability Solutions.

RESULTS OF OPERATIONS
Overview

Leasing: Leasing volume decreased in the three months ended March 31, 2002 as compared to the prior year. The decrease is due to the company's financial constraints and the related impact on new business volume and remarketing as discussed above (see "RISK FACTORS - UNCERTAINTIES RELATING TO BANKRUPTCY PROCEEDINGS", "THE COMPANY MAY BE UNABLE TO SUCCESSFULLY DEVELOP A PLAN OF REORGANIZATION AROUND THE REMAINING LEASING BUSINESSES" and "REMARKETING RESULTS ARE UNCERTAIN"), general economic conditions, anticipated asset sales and the impact of the Filing on the business.

Leasing had pretax losses of $10 million in the three months ended March 31, 2002, compared to pretax earnings of $11 million and pretax earnings of $42 million the three months ended March 31, 2001 and December 31, 2001. The decrease in pretax earnings contribution from leasing compared to the year earlier period and the first quarter of fiscal 2002 is primarily due to lower contributions from leasing and remarketing activities. Cost of equipment placed on lease was $185 million during the quarter ended March 31, 2002. This compares to cost of equipment placed on lease of $439 million and $79 million during the quarters ended March 31, 2001 and December 31, 2001, respectively.

Comdisco Ventures group: Comdisco Ventures group recorded revenue of $80 million in the three months ended March 31, 2002 compared to $272 million in the year earlier period. The decrease was due to lower revenue from the sale of equity investments, and lower leasing revenue and interest income on venture debt. Comdisco Ventures group had pretax losses of $63 million in the three months ended March 31, 2002, compared to pretax losses of $63 million and pretax losses of $69 million in the three months ended March 31, 2001 and December 31, 2001, respectively. Reduced revenue from the sale of equity investments in the current year period compared to the prior year period was offset by reduced bad debt expense, resulting in similar pretax losses for the periods.

Revenue from the sale of equity investments obtained in conjunction with the company's financing transactions, which is included in "Other revenue" on the Statement of Earnings (Loss), was $8 million in the three months ended March 31, 2002. There were no equity sales or warrant sales in the three months ended December 31, 2001. Warrant sale proceeds and capital gains for the three months ended March 31, 2002 and 2001 were as follows (in millions):

                                          For the three months ended
                                                 March 31,
                                              2002      2001
                                              ------  ------
Proceeds from the sale of equity securities   $  11    $  39
Less: cost of equity securities ...........      (8)      (9)
                                              -----    -----
Capital gains .............................       3        3
Warrant sale proceeds .....................       5      145
                                              -----    -----
Total .....................................   $   8    $ 175
                                              =====    =====

During the quarter ended March 31, 2002, approximately six portfolio companies were acquired, merged or completed an initial public offering, compared to nine companies in the prior year period. Comdisco Ventures group records the proceeds from the sale of warrants received in conjunction with its financing transactions as income on the trade date. Historically, Comdisco Ventures group's general policy has been to sell its equity positions in an orderly manner as soon as possible after a liquidity event. See "Risk Factors" for a discussion of the factors that could affect the timing of, and the amounts received, from the sales of the company's equity interests in these companies.

The company has not actively sought new commitments since the second quarter of fiscal 2001. Total new fundings for the three months ended March 31, 2002 and 2001 by product were as follows (in millions):

                    Three Months Ended
                        March 31,
                   2002          2001
                  -----         -----
Leases ......   $  1            $ 67
Debt ........      1              87
Equity ......      1               9
                  ----          ----
                $  3            $163
                 ====           ====



Three months ended March 31, 2002

Revenue

Total revenue for the three months ended March 31, 2002 was $444 million compared to $824 million in the prior year quarter and $496 million in the quarter ended December 31, 2001. The decrease in total revenue in the current year quarter compared to the year earlier period is due to lower revenues from Comdisco Ventures group and lower leasing revenues including lower revenues from remarketing activities. The decrease in total revenue in the quarter ended March 31, 2002 compared to the first quarter of fiscal 2002 is primarily due to reduced revenue from leasing.

Leasing: Total leasing revenue of $319 million for the quarter ended March 31, 2002 represented a decrease of 33% compared to the year earlier period. Total leasing revenue was $361 million in the first quarter of fiscal 2002. The decrease in total leasing revenue in the current year period compared to both the year earlier period and the first quarter of fiscal 2002 is primarily due to a reduction in operating lease revenue and reduced revenue from direct financing leases The decrease reflects the reduction in total leased assets, and, for the year earlier period, the reduction in remarketing activity. The company expects the lease portfolio to continue to decline as new leasing volume remains at relatively low levels and because of the sale of the Electronics, Laboratory and Scientific and Healthcare leased assets and as the compnay continues to operate in an orderaly sale or run off of all of its existing asset portfolios. The decrease in leasing volume was due to a decision by the company to reduce its capital expenditures in response to lowered senior unsecured credit ratings in October, 2000, the resulting negative impact on the company's access to the capital markets, the loss of access to its lines of credit, the anticipated sale of leased assets and the customer uncertainty created by the Filing.

Operating lease revenue minus operating lease cost was $57 million, or 20.5% of operating lease revenue (collectively, the "Operating Lease Margin"), and $83 million, or 21.3% of operating lease revenue, in the three months ended March 31, 2002 and 2001, respectively. The Operating Lease Margin was $62 million, or 19.6% in the quarter ended December 31, 2001. The decrease in operating lease revenue minus operating lease cost in the current period compared to the year earlier period is due to significantly reduced leased assets.

Sales: Revenue from sales, which includes remarketing and buy/sell activities, during the three months ended March 31, 2002 and 2000 is shown in the table below (in millions):

                                         For the three months ended March 31,
                                         2002                               2001
                         ----------------------------------- ----------------------------------
                           Revenue     Expense     Margin     Revenue      Expense    Margin
                         ------------ ----------- ---------- ----------- ----------------------
Sales                  $         81 $        84         -4%$       104 $        77         26%


The loss on equipment sales in the quarter ended March 31, 2002 is primarily from the sale of electronics equipment. Published reports indicate continued earnings pressures for the semi-conductor and contract manufacturers and the year-to-year declines in bookings has negatively impacted the market for used electronics equipment.

Technology services: Revenue from technology services was $25 million, $42 million and $24 million in the three months ended March 31, 2002 and 2001 and December 31, 2001 respectively. The decrease in the current year period compared to the year earlier period is primarily the result of reduced revenues from European IT CAP business. See "Recent Developments-Services" for information relating to the sale of the assets of the North American IT CAP services business.

Other revenue: Other revenue for the three months ended March 31, 2002 and 2001 was $19 million and $199 million, respectively. The components of other revenue were as follows (in millions):

                                     For the three months ended
                                              March 31,
                                        2002         2001
                                       -----        -----
Comdisco Ventures group:
  Sale of equity holdings              $   8        $ 175
  Interest income on notes                 9           16
  Other                                    -            -
                                       -----        -----
    Total                                 17          191
Leasing:
  Investment income                        -            7
  Other                                    2            1
                                       -----        -----
    Total                                  2            8
                                       -----        -----
Total Other revenue                   $   19        $ 199
                                      ======        ======


Costs and Expenses

Total costs and expenses for the quarter ended March 31, 2002 were $531 million compared to $841 million in the prior year period. The decrease is primarily due to reduced leasing, bad debt expense and interest expense as a result of the Filing.

Leasing costs: Leasing costs totaled $233 million for the three months ended March 31, 2002, compared to $332 million in the year earlier period and $263 million in the first quarter of fiscal 2002. The decrease is due to the decrease in leasing volume and a decrease in remarketing activities.

Technology services costs: Services costs were $15 million, $40 million and $16 million in the three months ended March 31, 2002 and 2001 and December 31, 2001, respectively. The decrease reflects the overall reduction in services revenue and, for the current quarter, the sale of IT CAP Services North America in February 2002.

Selling, general and administrative: Selling, general and administrative expenses totaled $73 million in the quarter ended March 31, 2002 compared to $75 million in the quarter ended March 31, 2001 and $62 million in the quarter ended December 31, 2001. The following table summarizes selling, general and administrative expenses (in millions):

                                   For the three months ended
                                              March 31,
                                        2002           2001
                                       -----          -----
Incentive compensation                 $  16           $ 17
Estimated severance payments              15              -
Other compensation and benefits           22             29
Outside professional services             11             17
Other expenses                             9             12
                                       -----          -----
                                       $  73           $ 75
                                       =====          =====

Write-down of equity securities: The write-down of equity securities totaled $10 million in the three months ended March 31, 2002 compared to $21 million and $21 million in the three months ended March 31, 2001 and December 31, 2001, respectively.

Bad debt: Bad debt expenses totaled $72 million in the three months ended March 31, 2002 compared to $194 million and $50 million in the three months ended March 31, 2001 and December 31, 2001, respectively. The decrease in the current year period compared to the second quarter of fiscal 2001 was primarily due to a reduction in bad debt expense for Ventures.

The following table summarizes bad debt expense (in millions):

                                   For the three months ended
                                              March 31,
                                        2002           2001
                                       -----          -----
Comdisco Ventures group                $  57          $ 185
Leasing                                   15              9
                                       -----          -----
Total bad debt expense                 $  72          $ 194
                                       =====          =====


Interest expense: Interest expense for the three months ended March 31, 2002 and 2001 totaled $20 and $102 million, respectively. As of July 16, 2001, the company ceased accruing interest on the Debtors unsecured debt obligations. Contractual interest on all obligations for the three months ended March 31, 2002 was $79 million, which is $59 million in excess of recorded interest expense included in the accompanying financial statements.

Reorganization items: See Note 4 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for a discussion of reorganization items. Included in reorganization items is the pre-tax charge of $15 million for the estimated loss on the sale of the Healthcare leased assets and a pre-tax charge of $3 million for the sale of IT CAP Services North America. These pre-tax charges are discussed above.

Discontinued operations

Net loss from discontinued operations was $43 million for the three months ended March 31, 2001. There were no losses from discontinued operations in the current year period.

Prism Communications: Due to unfavorable market conditions, Prism reduced its estimated proceeds from the sale of assets from $80 million at September 30, 2000 to $20 million at March 31, 2001. Given these negative market conditions, Prism accelerated the process of shutting down its operations, thereby reducing operating costs by approximately $30 million. As a result, the company recorded in the quarter ended March 31, 2001 a noncash pre-tax charge of $30 million, $18 million after tax, or $.12 per common share, to write down these assets to current estimated fair market value.

Network Services: During the second quarter of fiscal 2001, the network management services business of the company was discontinued. The network management services were transferred to a new provider during the third quarter of fiscal 2001. The termination and transfer resulted in a pre-tax charge of $38 million, $24 million after tax, or $.15 per common share in the quarter ended March 31, 2001. The three months ended March 31, 2001 pre-tax loss from discontinued operations was $7 million, $4 million after tax, or $.03 per common share.

Availability Solutions: On November 15, 2001, the company completed the sale of its Availability Solutions business to SunGard. The results of operations of Availability Solutions have been classified as discontinued operations and prior periods have been restated. Revenue from Availability Solutions was $116 million during the three months ended March 31, 2001. Availability Solutions costs were $111 million during the three months ended March 31, 2001.

Net earnings of the Availability Solutions business were $3 million for the three months ended March 31, 2001. The sale excluded the purchase of the stock of subsidiaries in Germany and Spain. However, as a result of the company's intention to exit the Availability Solutions businesses of Germany and Spain, the company has also accounted for these businesses as discontinued operations. Revenue and expenses for three months ended March 31, 2001 were immaterial.

All periods presented, including the restatement of previously published results, reflect the results of Availability Solutions, Network Services, and Prism as discontinued operations.


Six months ended March 31, 2001

Total revenue was $940 million and $1.6 billion for the six months ended March 31, 2002 and 2001, respectively. Total leasing revenue was $680 million and $958 million for the six months ended March 31, 2002 and 2001, respectively. The decrease in total leasing revenue compared to the prior year period was due to decreases in revenue from operating leases and sales-type leases. The decrease in operating lease revenue in the current year period compared to the prior year is due to the decrease in leasing volume. The decrease in leasing volume is due to the decision by the Company to reduce its capital expenditures in response to lowered senior unsecured credit ratings and the resulting negative impact on the company's access to the capital markets. Sales-type lease revenue decreased 74% in the current year period compared to the year earlier period, primarily as a result of a decrease in remarketing transactions.

Operating lease margins were $118 million, or 19.8% of operating lease revenue, and $165 million, or 21.1% of operating lease revenue, in the six months ended March 31, 2002 and 2001, respectively. The decrease in operating lease revenue minus operating lease cost in the current period compared to the year earlier period is due to significantly reduced leased assets.

Revenue from sales, which includes sales of previously leased equipment and buy/sell activities, totaled $179 million in the six months ended March 31, 2002, compared to $176 million in the year earlier period. Margins on sales were and 7.3% and 28.4% in the six months ended March 31, 2002 and 2001, respectively. The decrease in margin reflects the overall decrease in margins on technology equipment and the continuing depressed market for electronics equipment. The increase in revenue in the current period is due to remarketing, primarily electronics equipment, pursuant to the orderly sale or run off of all its existing asset portfolios.

Revenue from services for the six months ended March 31, 2002 and 2001 was $49 million and $83 million, respectively, a 41% decrease. The decrease is primarily the result of reduced revenues from European IT CAP services business and the run-off of the company's existing contracts.

Other revenue for the six months ended March 31, 2002 and 2001 was $32 million and $396 million, respectively. Revenue from the sale of available-for-sale securities by Comdisco Ventures was $8 million and $336 million in the six months ended March 31, 2002 and 2001, respectively. During the six months ended March 31, 2001, sixteen companies in the equity securities portfolio were acquired/merged or completed an initial public offering, compared to nineteen companies in the year earlier period. The components of other revenue for the six months ended March 31, 2002 and 2001 were as follows (in millions):

                                   For the three months ended
                                              March 31,
                                        2002           2001
                                       -----          -----
Comdisco Ventures group:
  Sale of equity holdings              $   8          $ 336
  Interest income on notes                18             35
  Other                                    -              2
                                       -----          -----
    Total                                 26            373
Leasing:
  Investment income                        -             15
  Other                                    6              8
                                       -----          -----
    Total                                  6             23
                                       -----          -----
Total other revenue                    $  32          $ 396
                                       =====          =====

Warrant sale proceeds and capital gains for the six months ended March 31, 2002 and 2001 were as follows (in millions):


                                      For the six months ended
                                              March 31,
                                        2002           2001
                                       -----          -----


Proceeds from the sale of equity
securities                             $  11          $ 118
Less: cost of equity securities           (8)           (24)
                                       -----          -----
Capital gains                              3             94
Warrant sale proceeds                      5            242
                                       -----          -----
Total                                  $   8          $ 336
                                       =====          =====

Total costs and expenses for the six months ended March 31, 2002 were $1.3 billion compared to $1.5 billion in the prior year period. The decrease is due to reduced leasing costs and reduced interest expense as a result of the Filing, offset by $267 million of reorganization items, including the $265 million of pre-tax charges for the sales of electronics, laboratory and scientific and healthcare leased equipment.

Leasing costs totaled $497 million and $667 million in the six months ended March 31, 2002 and 2001, respectively. The decrease in the current year period compared to the year earlier period is due to reduced operating lease revenue resulting from reduced leasing volume and a reduction in sales-type lease transactions.

Technology services costs were $31 million in the current year period compared to $77 million in the year earlier period. The decrease reflects the overall reduction in services offered and services revenue.

Selling, general and administrative expenses totaled $135 million in six months ended March 31, 2002 compared to $165 million in the prior year period. The decrease in the current year period is primarily the result of reduced compensation costs. The following table summarizes selling, general and administrative expenses (in millions):

                                             For the six months ended
                                                    March 31,
                                              2002             2001
                                             -----             ----

Incentive compensation                       $  31             $ 47
Estimated severance payments                    15                -
Other compensation and benefits                 46               62
Outside professional services                   19               30
Other expenses                                  24               26
                                             -----             ----
                                             $ 135             $165
                                             =====             ====

Bad debt expense was $110 million and $224 million in the six months ended March 31, 2002 and 2001, respectively. The following table summarizes bad debt expense (in millions):

                                            For the six months ended
                                                   March 31,
                                             2002             2001
                                             ----             ----
Comdisco Ventures group                      $102             $211
Leasing                                         8               13
                                             ----             ----
Total bad debt expense                       $110             $224
                                             ====             ====

Interest expense for the six months ended March 31, 2002 and 2000 totaled $40 million and $204 million, respectively. As of July 16, 2001, the company ceased accruing interest on the Debtors unsecured debt obligations. Contractual interest for all obligations for the six months ended March 31, 2002 was $159 million, which is $119 million in excess of recorded interest expense included in the accompanying financial statements.

Reorganization items: See Note 4 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for a discussion of reorganization items. Included in reorganization items is the pre-tax charge of $265 million for the estimated loss on the sale of the Electronics, Laboratory and Scientific and Healthcare leased assets. The pre-tax charges are discussed above.

Discontinued operations

Net earnings from discontinued operations were $204 million for the six months ended March 31, 2002 compared to a net loss of $43 million in the year earlier period.

Availability Solutions: On November 15, 2001, the company completed the sale of its Availability Solutions business to SunGard. The results of operations of Availability Solutions have been classified as discontinued operations and prior periods have been restated. Revenue from Availability Solutions was $67 million and $231 million during the six months ended March 31, 2002 and 2001, respectively. Availability Solutions costs were $59 million and $218 million during the six months ended March 31, 2002 and 2001, respectively. The decreases in both revenues and costs were due to the sale of the business effective November 15, 2001.

Net earnings of the Availability Solutions business were $204 million for the six months ended March 31, 2002 compared to $7 million in the prior year period. Approximately $199 million of the net earnings within discontinued operations for the current year period relates to the gain on the sale of the Availability Solutions business.

The sale excluded the purchase of the stock of subsidiaries in Germany and Spain. However, as a result of the company's intention to exit the Availability Solutions businesses of Germany and Spain (including the possible sale of assets in either or both countries), the company has also accounted for these businesses as discontinued operations. Revenue and expenses for the company's operations in Germany and Spain for six months ended March 31, 2001 were immaterial.

Loss from discontinued operations of Network Services for the six months ended March 31, 2001 $32 million, or $.20 per common share.

The company recorded a noncash pre-tax charge of $30 million, $18 million after tax, or $.12 per common share, to write down Prism assets to current estimated fair market value at March 31, 2001.

Cumulative effect of change in accounting principle
----------------------------------------------------

The company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in the first quarter of fiscal 2001. SFAS No. 133 redefines "derivative instruments" and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

FINANCIAL CONDITION

At March 31, 2002, the company had cash and cash equivalents of $2.0 billion, an increase of approximately $1.5 billion compared to September 30, 2001. Net cash provided by operating activities for the six months ended March 31, 2002 was $2.2 billion. Net cash used in investing activities was $211 million in the six months ended March 31, 2002.

See "Recent Developments" above for a description of the Plan and its proposals relating to general unsecured creditors, initial cash distribution, New Senior Notes, New Payment-in-Kind Notes, equity interests, SIP and Prism.


The company believes, based on information presently available to it, that cash on hand and available from operations will provide sufficient liquidity to allow it to continue as a going concern for the foreseeable future, including funding its obligations under the Plan. However, the ability of the company to continue as a going concern and the continued appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the company's ability to comply with any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases, (ii) the ability of the company to maintain adequate cash on hand, (iii) the ability of the company to generate cash from operations, (iv) confirmation of the Plan and (v) the ability of the company to attract, retain and compensate key executives and associates and to retain employees generally. See "RISK FACTORS" below for additional risks associated with the Filing.

The company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, confirmation and implementation of the Plan, the ability of the company to respond to external market conditions, timely payment by its customers, global economic conditions and the ability of the company to control operating costs and expenses.

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

UNCERTAINTIES RELATING TO BANKRUPTCY PROCEEDINGS

The company's future results are dependent upon successfully confirming and implementing the Plan. Failure to confirm the Plan in a timely manner could adversely affect the company's operating results, as the company's ability to obtain financing to fund its operations and its relations with its customers may be harmed by protracted bankruptcy proceedings. Moreover, even following confirmation, consummation and implementation of the Plan, the company's operating results may be harmed by the possible reluctance of prospective lenders and customers to do business with a company recently emerged from bankruptcy proceedings.

The company is unable to accurately predict at this time the ultimate value, if any, that would be realized by current equity holders and holders of subordinated claims relative to the distribution under the Plan as proposed and discussions regarding any such distributions continue among the company, and the separate Creditors' and Equity Committees appointed in these cases.

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

 The adverse publicity associated with the Filing and the resulting uncertainty regarding the company's future prospects may hinder the company's ongoing business activities and its ability to operate, fund and execute its business plan by (i) impairing relations with existing and potential customers; (ii) negatively impacting the ability of the company to attract, retain and compensate key executives and associates and to retain employees generally;
 (iii) limiting the company's ability to obtain trade credit; and (iv) impairing present and future relationships with vendors and service providers.

 The company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on the results of operations.

 The unsecured creditors committee and equity committee appointed in the bankruptcy proceedings have the right to be heard on all matters that come before the Bankruptcy Court. There can be no assurance that these committees will support the Plan, or otherwise support the company's positions in the bankruptcy proceeding, and disagreements between the company and these committees could protract the bankruptcy proceedings, negatively impact the company's ability to operate during bankruptcy and delay the company's emergence from bankruptcy.

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

THE COMPANY'S LIQUIDITY IS DEPENDENT ON A NUMBER OF FACTORS

The company's liquidity generally depends on cash provided by operating activities. The company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, capital restrictions limiting new leasing business, timely payment by its customers, global economic conditions, control of operating costs and expenses and the ability of the company to dispose of the securities held by Comdisco Ventures group. The ability of the company to continue as a going concern and the continued appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) the company's ability to comply with any cash management order entered by the Bankruptcy Court in connection with the Chapter 11 cases, (ii) the ability of the company to maintain adequate cash on hand, (iii) the ability of the company to continue to generate cash from operations, (iv) confirmation of the Plan and the terms of the Plan and (v) ability of the company to attract, retain and compensate key executives and associates and to retain employees generally. The company's current liquidity is substantial given the protection from creditors provided by the Filing, the sale of Availability Solutions, the pending sale of certain Leasing assets and that cash collections on existing assets have significantly exceeded the amount of new investments in leasing assets since the Filing. As of the date of this filing, the company's cash balances exceeded $2.4 billion.

THE COMPANY MAY BE UNABLE TO SUCCESSFULLY DEVELOP A PLAN OF REORGANIZATION AROUND THE REMAINING LEASING BUSINESSES

Since May 2001, the company devoted substantial resources in seeking a buyer for all of parts of the company and, since July, 2001, in support of the ongoing auction process authorized by the Bankruptcy Court relating to the possible sale of some or all of the assets of its Leasing business. The Board of Directors has determined to retain the assets of the North American IT and Telecommunications businesses and to operate that business as part of the plan of reorganization. There can be no assurance that the company can overcome the effects of the limited operations of the Leasing business since May 2001. The reorganization effort will require offering new incentives to the remaining employees of the Leasing business, attracting and retaining additional employees with leasing experience, rebuilding relationships with current customers and vendors and re-establishing the company's primary business as a technology leasing business. There can be no assurance that the company will be able to accomplish these tasks and operate the Leasing business successfully.

Further, the slow down in economic growth has resulted in companies either reducing their capital budgets, or delaying equipment upgrades and enhancements.

REMARKETING RESULTS ARE UNCERTAIN

Quarterly operating results depend substantially upon remarketing transactions, which are difficult to forecast accurately. Earnings contributions from remarketing activities have declined in fiscal 2002 compared to fiscal 2001. The general economic slowdown and particularly the decrease in corporate technology equipment spending have had a negative impact on equipment values and remarketing results. The decrease can also be attributed to the company's efforts to maximize, in the short run, cash flows from its current lease base instead of remarketing equipment through the origination of a new or extended lease. Sharply reduced leasing volume in fiscal 2002 will also have a negative effect on remarketing revenues in the future as the company will have fewer assets to remarket. The sale of the electronics, laboratory and scientific and healthcare leased assets also reduces assets available for remarketing. In addition, uncertainty created by the company's liquidity situation and the Filing also negatively impacted the company's remarketing activities. This trend is expected to continue as the company's commitment of resources to the reorganization process has and will continue to substantially affect the current operation of its Leasing businesses, and in turn the company's opportunities for remarketing. While remarketing activity continues to be an important contributor to quarterly earnings in the near and long term, because of the size of the company's lease portfolio, there can be no assurance that the company will be able to increase its remarketing activities above or maintain them at current levels or that the uncertainties with the company's current financial condition and the Filing will not continue to have a negative impact on remarketing.

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

CURRENT ECONOMIC CONDITIONS HAVE MADE IT DIFFICULT FOR COMDISCO VENTURES GROUP TO TIMELY REALIZE ON ITS INVESTMENTS AND HAVE ADVERSELY AFFECTED THE ABILITY OF COMDISCO VENTURES CUSTOMERS TO TIMELY MEET THEIR OBLIGATIONS TO THE COMPANY.

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

Many of the companies to which Comdisco Ventures group provided venture financing are dependent on third parties for liquidity. The significant change in the availability of funds has had, and may continue to have, a material impact on the company's customer base as well as, the fair market value of its equity instruments and credit risk on its debt instruments and commitments for further financing. If more of these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to execute their business plans, there could be an increase in the company's credit losses. Further, increases in credit losses during fiscal 2001 and the first half of fiscal 2002 indicate that there is an increasing number of companies in the Comdisco Ventures group portfolio that are currently experiencing or will be experiencing liquidity shortfalls in the near term. Early-stage companies, unable to obtain additional financing, are reducing overhead or closing down completely. Management has an on-going business and portfolio review process intended to identify problem companies within Comdisco Ventures group financing portfolio. To the extent there are revisions in management's estimates, the company's operating results and financial condition could be materially adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk during the three months ended March 31, 2002. For additional information, refer to page 34 of the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

Part II  Other Information

ITEM 1.    LEGAL PROCEEDINGS


Material developments relating to the company's Filing during the first quarter of fiscal 2002 are discussed in Note 1 of the Notes to the Consolidated Financial Statements, which is incorporated in this section by this reference.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.                             Description of Exhibit


     2.00  Joint Plan of Reorganization
           Incorporated by reference to Exhibit 99.3 filed with the company's Current Report of Form 8-K dated April 26, 2002 and filed with the Commission on May 10, 2002.

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

     4.07 Indenture Agreement between Registrant and SunTrust Bank, as Trustee, dated as of September 15, 1999
           Incorporated by reference to Exhibit 4.1 filed with the company's Current Report on Form 8-K dated February 29, 2000, as filed with the Commission on March 9, 2000, File No. 1-7725, the copy of the Indenture dated as of September 15, 1999 between the Registrant and SunTrust Bank, as Trustee (said Indenture defines certain rights of security)

    11.00  Computation of Earnings (Loss) Per Share

b) Reports on Form 8-K: The company has filed the following current reports on Form 8-K which have not been previously reported:

         On May 9, 2002, the company filed a Current Report on Form 8-K dated May 9, 2002 reporting Item 2. Acquisition or Disposition of Assets and reporting Item 7. Financial Statements and Exhibits. The filing reported pro forma financial information relating to the sale of the company's Electronics and Laboratory and Scientific equipment leasing businesses to GE Capital's Commercial Equipment Financing unit.

         On May 10, 2002, the company filed a Current Report on Form 8-K dated April 26, 2002 reporting Item 5. Other Events and reporting Item 7. Financial Statements and Exhibits. The filing reported the filing of the company's Plan of Reorganization under the Bankruptcy Code and announced Ronald C. Mishler as President and Chief Operating Officer.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      COMDISCO, INC.

                                             Registrant



Date:  May 15, 2002                    /s/ David S. Reynolds
                                       ----------------------
                                       David S. Reynolds
                                       Controller

Comdisco, Inc. and Subsidiaries                                    Exhibit 11.00
Debtor-In-Possession
COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
(in millions except per share data)

Average shares used in computing earnings (loss) per common and common equivalent share were as follows:

                                                         Three months              Six months
                                                             ended                    ended
                                                           March 31,                March 31,
                                                           2002      2001          2002       2001
                                                          -----      ----          ----       ----

Average shares outstanding--basic                           151       152           151        152
Effect of dilutive options                                    -         -             -          4
                                                          -----      ----          ----       ----
Average shares outstanding--diluted                         151       152           151        156
                                                          =====      ====          ====       ====

Net earnings (loss) to common stockholders                $ (94)     $(54)        $(106)      $ 34
                                                          =====      ====          =====      ====

Net earnings (loss) per common share:
Earnings (loss) per common share-basic:
    Earnings (loss) from continuing operations            $(0.62)    $(0.07)      $(2.06)     $0.50
    Earnings (loss) from discontinued
      operations                                              -       (0.28)        1.36      (0.29)
    Cumulative effect of change in accounting
      principle                                               -          -            -        0.01
                                                          -----      ------        -----     ------
                                                         $(0.62)     $(0.35)      $(0.70)    $ 0.22
                                                         ======      ======       ======     ======
Net Earnings (loss) per common share-diluted:
    Earnings (loss) from continuing operations           $(0.62)     $(0.07)      $(2.06)    $ 0.49
    Earnings (loss) from discontinued
      operations                                             -        (0.28)        1.36      (0.28)
    Cumulative effect of change in accounting
      principle                                              -           -            -        0.01
                                                          -----      ------        -----     ------
                                                         $(0.62)     $(0.35)      $(0.70)    $ 0.22
                                                         ======      ======       ======     ======


In accordance with Statement of Financial Accounting Standards No.128-Earnings Per Share, no potential common shares (the assumed exercise of stock options) are included in the computation of any diluted per share amount when a loss from continuing operations exists.