Form 10-Q
period 2002-06-30
COMDISCO INC; COMDISCO HOLDING CO INC
filed 2002-08-19
CIK 722487, 1179484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-Q
                       -----------------------------------


[X] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                  For the quarterly period ended June 30, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
            For the transition period from ____________ to __________

                            ------------------------

                          Commission file number N/A

                I.R.S. Employer Identification number 54-2066534

                         COMDISCO HOLDING COMPANY, INC.
         (AS SUCCESSOR TO COMDISCO, INC, COMMISSION FILE NUMBER 1-7725)
                            (a Delaware Corporation)
                              6111 North River Road
                            Rosemont, Illinois 60018
                            Telephone: (847) 698-3000

All references in this Form 10-Q to common stock are for Comdisco, Inc. common stock prior to emergence from Bankruptcy.


                            Name of each              Number of shares
 Title of                   exchange on               outstanding as of
 each class                 which registered          June 30, 2002
 ----------                 ----------------          -------------

 Comdisco Stock,            None                       150,558,942
 $.10 par value

 Comdisco Ventures Stock,   N/A                             -
 $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No .

Comdisco, Inc. and Subsidiaries (Predecessor to Comdisco Holding Company, Inc.)

INDEX

PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

  Item 1.  Financial Statements (Unaudited)

On July 16, 2001, the company and fifty of its domestic U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Northern District of Illinois (Case No. 01-24795). Please see Note 1 to the Consolidated Financial Statements. On April 26, 2002, the company announced that it had filed a proposed Joint Plan of Reorganization and Disclosure Statement with the Bankruptcy Court and on July 30, 2002, the First Joint Amended Plan of Reorganization was confirmed by the Bankruptcy Court. On August 12, 2002, the company emerged from Chapter 11. Comdisco Holding Company, Inc. is the successor company to Comdisco, Inc. Comdisco, Inc. was a Debtor-in-Possession as of June 30, 2002. Accordingly, the following financial statements in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 are for Comdisco, Inc.:



         Consolidated Statements of Earnings (Loss) --
          Three and nine months Ended June 30, 2002 and 2001...................4

         Consolidated Balance Sheets --
          June 30, 2002 and September 30, 2001.................................5

         Consolidated Statements of Cash Flows --
          Nine months Ended June 30, 2002 and 2001.............................6

         Notes to Consolidated Financial Statements............................8


Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations. ..........................................30


Item 3. Quantitative and Qualitative Disclosures about Market Risk............52


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.....................................................53

Item 6. Exhibits and Reports on Form 8-K......................................54

SIGNATURES....................................................................57

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

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession as of June 30, 2002
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)
(in millions except per share data)


                                                      Three Months Ended   Nine Months Ended
                                                           June 30,            June 30,
                                                      --------  --------   --------  --------
                                                        2002      2001       2002      2001
                                                      --------  --------   --------  --------
Revenue
Leasing

     Operating ...................................     $  169    $  377     $  763    $1,158
     Direct financing ............................         23        40         86       131
     Sales-type ..................................         13        18         36       104
                                                      --------  --------   --------  --------
        Total leasing ............................        205       435        885     1,393

Sales ............................................         84        66        263       241
Technology services ..............................         21        29         70       112
Other ............................................         16        55         47       451
                                                      --------  --------   --------  --------
        Total revenue ............................        326       585      1,265     2,197
                                                      --------  --------   --------  --------

Costs and expenses
Leasing
     Operating ...................................        143       302        619       918
     Sales-type ..................................         12        20         32        71
                                                      --------  --------   --------  --------
        Total leasing ............................        155       322        651       989

Sales ............................................         90        72        255       199
Technology services ..............................         12        30         43       106

Selling, general and administrative ..............         28       126        163       292

Write-down of equity securities ..................         27        68         70       101

Bad debt expense .................................         35       117        145       341
Interest
(total contractual interest 2002 - $70 and 230)...         11       112         51       315

Reorganization items .............................         57        --        349        --
                                                      --------  --------   --------  --------
     Total costs and expenses ....................        415       847      1,727     2,343
                                                      --------  --------   --------  --------

Earnings (loss) from continuing operations
 before income taxes (benefit) and cumulative
 effect of change in accounting principle ........        (89)     (262)      (462)     (146)
Income taxes (benefit) ...........................          5       (94)       (58)      (52)
                                                      --------  --------   --------  --------
Earnings (loss) from continuing operations
 before cumulative effect of change in
 accounting principle ............................        (94)     (168)      (404)      (94)
Earnings (loss) from discontinued operations,
 net of tax ......................................         (3)        4        201       (38)
                                                      --------  --------   --------  --------
Earnings (loss) before cumulative effect of
 change in accounting principle ..................        (97)     (164)      (203)     (132)
Cumulative effect of change in accounting
 principle, net of tax ...........................         --        --         --         2
                                                      --------  --------   --------  --------
Net earnings (loss) ..............................     $  (97)   $ (164)    $ (203)   $ (130)
                                                      ========  ========   ========  ========

Basic earnings (loss) per common share:

  Earnings (loss) from continuing operations ......    $(0.62)   $(1.10)    $(2.69)   $(0.62)

  Earnings (loss) from discontinued operations ....     (0.02)     0.02       1.34     (0.25)
  Cumulative effect of change in accounting
   principle ......................................        --        --         --      0.01
                                                      --------  --------   --------  --------
  Net earnings (loss) .............................    $(0.64)   $(1.08)    $(1.35)   $(0.86)
                                                      ========  ========   ========  ========
Diluted earnings (loss) per common share:

  Earnings (loss) from continuing operations ......    $(0.62)   $(1.10)    $(2.69)   $(0.62)

  Earnings (loss) from discontinued operations ....     (0.02)     0.02       1.34     (0.25)
  Cumulative effect of change in accounting
   principle ......................................        --        --         --      0.01
                                                      --------  --------   --------  --------
  Net earnings (loss) .............................    $(0.64)   $(1.08)    $(1.35)   $(0.86)
                                                      ========  ========   ========  ========


See accompanying notes to consolidated financial statements

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession as of June 30, 2002
CONSOLIDATED BALANCE SHEETS
(in millions except number of shares)


                                                               Unaudited     Audited
                                                                June 30,   September 30,
                                                                  2002         2001
                                                               ----------   ----------
ASSETS

Cash and cash equivalents .....................................   $ 2,577    $   543
Cash - legally restricted .....................................        53         54
Receivables, net ..............................................       274        587
Inventory of equipment ........................................        47         95
Leased assets:
  Direct financing and sales-type .............................     1,031      1,738
  Operating (net of accumulated depreciation) .................       801      2,265
                                                                  -------    -------
    Net leased assets .........................................     1,832      4,003
Property, plant and equipment, net ............................        46         60
Equity securities .............................................        58        138

Net assets of discontinued operations held for sale ...........         2        433
Other assets ..................................................       149        215
                                                                  -------    -------
                                                                  $ 5,038    $ 6,128
                                                                  =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise

Term  notes  payable ..........................................   $    79    $   360
Discounted  lease  rentals ....................................       354        964
Notes  payable ................................................       146        179
Accounts  payable .............................................        76        110
Income  taxes .................................................       104         35
Deferred income ...............................................        67        159
Other  liabilities ............................................       219        186
                                                                  -------    -------
                                                                    1,045      1,993

Liabilities subject to compromise
Notes  payable ................................................       917        917
Senior notes ..................................................     2,639      2,639
Accounts  payable .............................................        17         19
Other  liabilities ............................................       146        113
                                                                  -------    -------
                                                                    3,719      3,688
                                                                  -------    -------
Stockholders' equity:
  Preferred stock $.10 par value
    Authorized 100,000,000 shares (none issued); Series C
    and Series D ..............................................        --         --
  Comdisco stock $.10 par value. Authorized 750,000,000 shares;
    issued 225,555,293 shares (225,555,293 at September
30, 2001) .....................................................        23         23
  Comdisco Ventures stock $.10 par value ......................

    Authorized 750,000,000 shares (none issued) ...............        --         --
  Additional paid-in capital ..................................       365        365
  Accumulated other comprehensive income (loss) ...............       (63)       (93)
  Retained earnings ...........................................       569        772
                                                                  -------    -------
                                                                      894      1,067
  Common stock held in treasury, at cost; 74,996,351 shares
     (74,996,351 at September 30, 2001) .......................      (620)      (620)
                                                                  -------    -------
      Total stockholders' equity ..............................       274        447
                                                                  -------    -------
                                                                  $ 5,038    $ 6,128
                                                                  =======    =======

See accompanying notes to consolidated financial statements

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession as of June 30, 2002
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in millions)
For the Nine Months Ended June 30, 2002 and 2001


                                                                               2002       2001
                                                                             --------   --------
Cash flows from operating activities:
   Operating lease and other leasing receipts ............................   $ 1,444    $ 2,057
   Leasing costs, primarily rentals paid .................................        (7)        (5)
   Sales .................................................................       258        306
   Sales costs ...........................................................        (7)       (59)
   Technology services receipts ..........................................        42        124
   Technology services costs .............................................       (18)       (94)
   Note receivable receipts ..............................................       181        269
   Warrant proceeds ......................................................        28        447
   Other revenue .........................................................        39         63
   Selling, general and administrative expenses ..........................      (138)      (289)
   Interest ..............................................................       (56)      (258)
   Income taxes ..........................................................        (2)       (16)
                                                                             --------   --------
     Net cash provided by continuing operations ..........................     1,764      2,545
     Net cash provided by discontinued operations ........................       879         26
                                                                             --------   --------
     Net cash provided by operating activities before reorganization items     2,643      2,571
                                                                             --------   --------
Operating cash flows from reorganization items:

   Proceeds from the sale of leased assets ...............................       350         --
   Interest received on cash accumulated because of Chapter 11

     proceeding ..........................................................        22         --
   Professional fees paid for services rendered in connection with

     the Chapter 11 proceeding ...........................................       (40)        --
                                                                             --------   --------
     Net cash by reorganization items ....................................       332         --
                                                                             --------   --------
     Net cash provided by operating activities ...........................     2,975      2,571
                                                                             --------   --------

Cash flows from investing activities:
   Equipment purchased for leasing .......................................      (275)    (1,152)
   Notes receivable ......................................................       (18)      (210)
   Equity investments ....................................................        (1)       (54)
   Capital expenditures on discontinued operations .......................        (4)      (129)
   Other .................................................................        (1)        39
                                                                             --------   --------
     Net cash used in investing activities ...............................      (299)    (1,506)
                                                                             --------   --------

Cash flows from financing activities:
   Discounted lease proceeds .............................................        13        565
   Net decrease in notes and term notes payable ..........................      (320)      (353)
   Maturities and repurchases of senior notes ............................        --       (693)
   Principal payments on secured debt ....................................      (338)      (309)
   Common stock purchased and placed in treasury .........................        --        (84)
   Dividends paid on common stock ........................................        --         (8)
   Increase in legally restricted cash ...................................         1        (15)
   Other .................................................................         2        (10)
                                                                             --------   --------
     Net cash used in financing activities ...............................      (642)      (907)
                                                                             --------   --------

Net increase in cash and cash equivalents ................................     2,034        158
Cash and cash equivalents at beginning of period .........................       543        315
                                                                             --------   --------
Cash and cash equivalents at end of period ...............................   $ 2,577    $   473
                                                                             ========   ========

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession as of June 30, 2002
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- CONTINUED (in millions) For the Nine Months Ended June 30, 2002 and 2001




                                                                              2002       2001
                                                                             -------    -------
Reconciliation of earnings (losses) from continuing operations to net cash provided by operating activities:

Earnings (losses) from continuing operations .............................   $ (404)    $  (94)

Adjustments to reconcile earnings (losses) from continuing operations to net cash provided by operating activities

    Leasing costs, primarily
      depreciation and amortization ......................................      644        984
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals ......................      559        664
    Cost of sales ........................................................      248        140
    Technology services costs, primarily

       depreciation and amortization .....................................       25         12

    Interest .............................................................       (5)        57
    Income taxes .........................................................      (60)       (68)
    Principal portion of notes receivable ................................      157        194
    Selling, general, and administrative expenses ........................      240        445

    Warrant proceeds in excess of income .................................       12         94

    Reorganization items .................................................      681         --

    Other, net ...........................................................       (1)       117
                                                                             -------    -------
                  Net cash provided by continuing operations .............    2,096      2,545

                  Net cash provided by discontinued operations ...........      879         26
                                                                             -------    -------
                  Net cash provided by operating activities ..............   $2,975     $2,571
                                                                             =======    =======

Supplemental Schedule of Noncash Financing Activities:
    Reduction of discounted lease rentals in lease portfolio
sale .....................................................................   $  287     $   --
                                                                             =======    =======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession as of June 30, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2002


1.       Chapter 11 Proceedings

On July 16, 2001, the company and fifty of its domestic U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 (the "Filing") of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court") (Case No. 01-24795) (the "Reorganization Cases"). As of June 30, 2002, the Debtors were managing their properties and operating their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code (see discussion following on the impact of debtor-in-possession status). On August 12, 2002, the company emerged from bankruptcy.

The Debtors' subsidiaries located outside of the United States were not included in the petitions. Condensed combined financial statements of the Debtors are presented herein.

Reorganization Plan:

On April 26, 2002, the company announced that it had filed a proposed Joint Plan of Reorganization and Disclosure Statement with the Bankruptcy Court and on July 30, 2002, the First Amended Joint Plan of Reorganization was confirmed by the Bankruptcy Court (collectively, the "Plan"). On August 12, 2002 (the "Effective Date"), the company emerged from Chapter 11.

The Plan results in the substantive consolidation of the company and its domestic U.S. subsidiaries that filed for Chapter 11 relief into two groups: (1) the substantive consolidation of the estate of Comdisco and its subsidiaries other than the Prism entities and; (2) the substantive consolidation of Prism and its subsidiaries.

Upon emergence from bankruptcy Comdisco Holding Company, Inc. is the successor to Comdisco, Inc. and Comdisco Holding Company, Inc. has three primary operating subsidiaries--Comdisco, Inc., Comdisco Global Holding Company, Inc., and Comdisco Ventures, Inc. (a subsidiary of Comdisco, Inc.) As more fully described in the Plan, the reorganized company will continue to operate in an orderly sale or run off of all its existing asset portfolios, which is expected to take up to three years to complete.

Approximately forty-five days after the company's emergence from bankruptcy, or approximately the end of September 2002, the company's general unsecured creditors will receive and the disputed claims reserve will be funded with their pro-rata share of an initial cash distribution, which will be funded by current cash on hand from asset sales and cash flow from operations, less amounts necessary to establish a cash reserve to pay secured, administrative, priority and other payments required under the Plan, including the establishment of an operating reserve to fund the reorganized company's continuing operations. In addition, general unsecured claim holders will receive and the disputed claims reserve will be funded with their pro-rata share of two separate note issuances:
New Senior Notes in the face amount of $400 million with an interest rate of three month LIBOR plus 3% and New Payment-in-Kind (PIK) Notes in the face amount of $650 million with an interest rate of 11%. General unsecured claimholders will also receive and the disputed claims reserve will also be funded with their pro rata share of 100% of the new common stock of the reorganized company.

The Plan provides that existing equity interests were cancelled as of the Effective Date. Stockholders prior to the Effective Date and holders of allowed subordinated claims will receive contingent distribution rights entitling holders to distributions in increasing amounts based upon creditor recoveries achieving specified thresholds. The company is unable to accurately predict the ultimate value, if any, that will be realized by such equity holders and holders of subordinated claims relative to the distribution under the Plan.

The Plan further provides that certain subrogation rights the company may have against certain managers who participated in a Shared Investment Plan ("SIP") will be placed in a trust for the benefit of creditors. Under the SIP program, 106 senior managers in 1998 took out full recourse, personal loans to purchase six million shares of the company's common stock and the company provided a guarantee in the event of default. The loans have a scheduled outstanding principal balance at June 30, 2002 of approximately $104 million. To the extent that the company makes a payment under its guaranty on behalf of a SIP participant, the company may be subrogated to the rights of the lender to collect such amounts from the participant, subject to any defenses or claims that the SIP participant may assert. In the Plan, the company currently proposes various discounts ranging from 20% to 80% with respect to repayment on account of subrogation claims at graduated levels based upon an employee's prepetition, post-petition and/or post-emergence service to the company and other consideration. The subrogation rights of SIP participants who do not fulfill their repayment obligations will be placed in the SIP Subrogation Trust for the benefit of creditors.

In regard to the Prism subsidiaries, Comdisco had intercompany secured claims against Prism that exceeded the value of the assets of Prism. Pursuant to the Plan, Comdisco reduced its claims against the Prism entities to no more than one-third of the total distribution to Prism creditors. The assets of the Prism entities will continue to be liquidated.

Fresh Start Accounting

As a result of the  emergence  from  bankruptcy,  the  company  expects to adopt
"fresh-start" reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") effective August 1, 2002. SOP 90-7 requires the company to allocate the reorganization value of the reorganized company to its assets, and to state liabilities existing at the Plan confirmation date at present values of amounts to be paid determined at appropriate current interest rates. The required adjustments are expected to materially reduce the equity of the company such that the fair value of the liabilities will exceed the reorganization value of the assets. For financial reporting purposes, the effective date of the emergence from bankruptcy is expected to be the close of business on July 31, 2002. Accordingly, the effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting will be reflected in the company's final statement of operations prior to emergence.

As a result of the reorganization and the recording of the restructuring transaction and the expected implementation of Fresh Start Reporting, the company's results of operations after July 31, 2002 will not be comparable to results reported in prior periods.

Sale of Assets:

Leasing: On April 18, 2002, the court approved the sale of the company's Healthcare leasing business to GE Capital Corporation. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the company recorded a pre-tax charge of $15 million ($9 million after-tax, or $.06 per share, after-tax) in the second quarter of fiscal 2002 to reduce cost in excess of fair value (primarily related to the write-down of deferred assets) to reflect the difference between carrying value and estimated proceeds from the sale. On May 31, 2002, the company and GE Capital completed a first closing on the sale of the Healthcare assets. The company received approximately $117 million for the sale of these assets, including the assumption of approximately $46 million of related secured debt and other liabilities. On June 30, 2002, the company and GE Capital completed a second closing on the sale of Healthcare assets for which the company received an additional $20 million, including the assumption of approximately $5 million of related secured debt and other liabilities. Both closings are subject to an adjustment to the proceeds based upon the completion of a final audit of the purchased assets and assumed debt. GE rejected $28 million of Healthcare assets due to documentation or credit issues, and Comdisco continues to manage these assets.

On April 9, 2002, the company announced that it had agreed to sell its information technology (IT) leasing assets in Australia and New Zealand to Allco, an Australian company specializing in equipment and infrastructure finance and leasing. Under the terms of the agreement, Allco will pay the company approximately $44 million for the purchase of most of its assets in Australia and New Zealand. On June 30, 2002, the company and Allco completed a first closing on the sale of leased assets in Australia and New Zealand. The company received approximately $8 million for the sale of these assets. Additional closings at which additional assets of Australia and New Zealand will be sold are expected to occur by September 30, 2002. In accordance with SFAS 121, the company recorded a pre-tax charge of $6 million ($4 million after-tax, or $.03 per share after-tax) in the third quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale.

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

At the conclusion of the Bankruptcy Court-approved bidding process, the Board of Directors determined to accept no bids for its North American IT Leasing, Telecommunications and Healthcare businesses. Accordingly, on February 5, 2002, the company announced that it intended to retain the remaining leasing businesses (North American IT, Telecommunications and Healthcare). Subsequent to that date, the company announced that it had agreed to sell certain of its Healthcare leasing assets in the United States to GE Capital's Healthcare Financial Services unit.

On January 24, 2002, the Bankruptcy Court approved the sale of the company's Electronics and Laboratory and Scientific equipment leasing businesses to General Electric Capital's Commercial Equipment Financing unit (the "Buyer"). In accordance with SFAS 121, the company recorded a pre-tax charge of $250 million ($189 million after-tax, or $1.25 per share, after-tax) in the first quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale. On April 24, 2002, the company and the Buyer completed a first closing on the sale of approximately $794 million of assets, or approximately 81% of the company's Electronics and Laboratory and Scientific net leased assets at March 31, 2002. The company received approximately $548 million for the sale of these assets, which included the assumption of approximately $258 million of related secured debt and other obligations. On May 31, 2002, the company and the Buyer completed a second closing on the sale of Electronics and Laboratory and Scientific assets, for which the company received an additional approximately $24 million, including the assumption of approximately $5 million of related secured debt and other obligations. Both closings are subject to an adjustment to the proceeds based upon the completion of a final audit of the purchased assets and assumed debt. GE rejected $93 million of assets due to documentation or credit issues, and Comdisco continues to manage these assets.

Pursuant to the Plan, the reorganized company will continue to operate in an orderly sale or run off of all its existing asset portfolios, which is expected to take up to three years to complete. There can be no assurance that the company will be able to realize net book value on any asset sales. Accordingly, additional losses may be recorded in future periods.

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

On November 15, 2001, the company completed the sale of its Availability Solutions business to SunGard Data Systems Inc. ("SunGard") for $825 million in cash (plus approximately $25 million in cash for estimated working capital received in excess of agreed-upon levels). During the second quarter of fiscal 2002, the company returned $15 million to SunGard to settle all outstanding working capital adjustment issues. The terms of the sale were arrived at pursuant to the auction process approved by the Bankruptcy Court. The sale included the purchase of assets of the U.S. operations of the Availability Solutions business and the stock of its subsidiaries in the United Kingdom, France and Canada. The sale excluded the purchase of the stock of subsidiaries in Germany and Spain, as well as other identified assets, including Network Services and IT CAP services business. The company is in the process of exiting the Availability Solutions businesses in Germany and Spain.

Impact of Debtor-in-Possession

From the Bankruptcy Date through the Emergence Date, each of the Debtors continued to operate its business and manage its property as a debtor-in-possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. Shortly after the Filing, the Debtors began notifying all known or potential creditors of the Filing for the purposes of identifying all pre-petition claims against the Debtors. Subject to certain exceptions under the Bankruptcy Code, the Debtor's Filing automatically enjoined the continuation of any judicial or administrative proceedings against the Debtors. Any creditor actions to obtain possession of property from the Debtors or to create, perfect or enforce any lien against the property of the Debtors were also enjoined. As a result, the creditors of the Debtors were precluded from collecting pre-petition debts without the approval of the Bankruptcy Court.

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

The company estimates that lease contracts rejected by the Debtors through June 30, 2002, have resulted in general unsecured claims totaling approximately $38 million. In accordance with SOP 90-7, the company has recorded as a liability subject to compromise such estimated amount of allowed claims without regard to potential mitigation relating to lease rejections.

There were differences between the liabilities recorded in the financial statements and the amount claimed by the company's creditors. See Note 6 of Notes to Consolidated Financial Statements for the current status of the claims filed against the company.


The company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, may significantly affect current and future results of operations. Pursuant to the Plan, the Bankruptcy Court has set a bar date of September 26, 2002 for the filing of administrative claims.


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

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis of accounting and in accordance with SOP 90-7. This basis contemplates the continuity of operations, realization of assets, and discharge of liabilities in the ordinary course of business. The statements also present the assets of the company at historical cost.

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

Liabilities affected by the plan are reported at the amounts expected to be allowed to the extent that they are probable and reasonably estimatable. Based upon current facts and circumstances, all of the company's outstanding secured debt as well the unsecured debt of non-debtors is reflected as liabilities not subject to compromise in the Consolidated Balance Sheets.

Reorganization items, if any, are reported separately within the operating, investing and financing categories of the Consolidated Statements of Cash Flows.

As a result of the emergence from bankruptcy, the company expects to adopt "fresh-start" reporting in accordance with SOP 90-7 effective August 1, 2002. SOP 90-7 requires the company to allocate the reorganization value of the reorganized company to its assets, and to state liabilities existing at the Plan confirmation date at present values of amounts to be paid determined at appropriate current interest rates. The required adjustments are expected to materially reduce the equity of the company such that the fair value of the liabilities will exceed the reorganization value of the assets. For financial reporting purposes, the effective date of the emergence from bankruptcy is expected to be the close of business on July 31, 2002. Accordingly, the effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting will be reflected in the company's final statement of operations prior to emergence.

As a result of the reorganization and the recording of the restructuring transaction and the expected implementation of Fresh Start Reporting, the company's results of operations after July 31, 2002 will not be comparable to results reported in prior periods.

Certain reclassifications, including those for discontinued operations, have been made in the 2001 financial statements to conform to the 2002 presentation.

Legally restricted cash represents cash and cash equivalents that are restricted solely for use as collateral in secured borrowings, cash and cash equivalents received by the company from non-owned lease portfolios serviced by the company and cash and cash equivalents held in escrow or in similar accounts as a result of the various proposed or completed asset sales. Legally restricted cash is comprised of the following at June 30, 2002 (in millions):


SunGard escrow .....................       $  45
Cash received on non-owned leases...           8
                                         -----------
                                           $  53
                                         ===========

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

Network Services: During the second quarter of fiscal 2001, the network management services segment of the company was discontinued and was subsequently transferred to a new provider.

On October 1, 2001, the company ceased funding Prism Communications, Inc., and as a result, Prism began winding down its operations. The company has accounted for its interest in Prism as a discontinued operation.

The following is a summary of the operating results of the discontinued businesses for the three and nine months ended June 30, 2001 and for the nine months ended June 30, 2002. During the three months ended June 30, 2002, the company recorded an additional $3 million charge related to continued declines in the fair market value of Prism inventory equipment. In addition to the businesses sold, the Availability Solutions information included below also includes the results from the company's Availability Solutions businesses in Germany and Spain (in millions):


                                         Nine months ended June 30, 2002
                                             Availability Network
                                  Solutions      Services      Prism     Total
                                -------------  ------------  --------- ---------
Revenue ...............          $      67       $             $         $  67
                                ============   ============  ========= =========
Gain on sale ..........          $     326       $     --      $  --     $ 326
                                ============   ============  ========= =========

Income from discontinued operations:
  Before income taxes .          $     334       $     --      $  (3)    $ 331
  Income taxes ........                130             --         --       130
                                ------------   ------------  --------- ---------
  Net earnings ........          $     204       $     --      $  (3)    $ 201
                                ============   ============  ========= =========



                                      Three months ended June 30, 2002
                                             Availability Network
                                  Solutions      Services      Prism     Total
                                -------------  ------------  --------- ---------
Revenue ...............           $    126       $             $         $ 126
                                ============   ============  ========= =========

Income from discontinued operations:
  Before income taxes .           $      6             --         --     $   6
  Income taxes ........                  2             --         --         2
                                ------------   ------------  --------- ---------
  Net earnings ........                  4             --         --         4
Estimated loss on disposal
  Before income tax benefit             --             --         --        --
  Income tax benefit ..                 --             --         --        --
                                ------------   ------------  --------- ---------
  Net loss.............
  Total ...............           $      4       $     --      $  --     $  --
                                ============   ============  ========= =========

                                         Nine months ended June 30, 2001
                                             Availability Network
                                  Solutions      Services      Prism     Total
                                -------------  ------------  --------- ---------
Revenue ...............           $    358       $      9      $  --     $ 367
                                ============   ============  ========= =========

Income (loss) from discontinued operations:

  Before income taxes (benefit)   $     19       $    (13)     $  --     $   6
  Income taxes (benefit)                 7             (5)        --         2
                                -------------  ------------  --------- ---------
  Net earnings (loss) .                 12             (8)        --         4
Estimated loss on disposal
  Before income tax benefit             --            (38)       (30)      (68)
                                -------------  ------------  --------- ---------
Income tax benefit ....                 --            (14)       (12)      (26)
                                -------------  ------------  --------- ---------
  Net loss ............                 --            (24)       (18)      (42)
                                -------------  ------------  --------- ---------
  Total ...............           $     12       $    (32)     $ (18)    $ (38)
                                ============   ============  ========= =========


4.       Reorganization Items and Restructuring costs

Reorganization items: Expenses and income directly incurred or realized as a result of the Chapter 11 cases have been segregated from the normal operations and are disclosed separately. The major components for the three and nine months ended June 30, 2002 and 2001 are as follows (in millions):
                                               Three months    Nine months
                                                   ended          ended
                                                  June 30,       June 30,
                                                2002   2001    2002     2001
                                               ------ ------  ------   ------
Estimated loss on sale of leased assets ...     $  6   $ --    $271     $ --
Professional  fees ........................       12     --      40       --
Lease rejection claims ....................       27     --      27       --
Other asset write-downs ...................       22     --      22       --
DIP fees ..................................       --     --       8       --
Loss on IT CAP sale .......................       --     --       3       --
Interest income ...........................      (10)    --     (22)      --
                                               ------ ------  ------   ------
                                                $ 57   $ --    $349    $  --
                                               ====== ======  ======   ======


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

Restructuring costs: During the third quarter of fiscal 2001, the company announced an on-going plan to reduce its use of outside services, non-labor costs, including facilities, and workforce to improve future profitability and enhance strategic opportunities for the company.

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

As a result of these reductions, the company initially incurred a charge of $8 million in the fiscal third quarter ending June 30, 2001. The company incurred additional charges of $15 million and $3 million in the three months ended March 31, 2002 and June 30, 2002, respectively. Approximately $24 million has been paid and charged against the accrued liability through June 30, 2002. The company anticipates further reductions in workforce and additional charges, the range of which remains undetermined.


5.       Interest-Bearing Liabilities

On April 3, 2001, the company drew down approximately $880 million of committed loan facilities for general corporate purposes, including the retirement of commercial paper obligations as they became due. The committed facilities involved in the transaction included the $550 million global credit facility and the $525 million multi-option facility.

As a result of the Filing, principal and interest payments on outstanding unsecured debt obligations of the Debtors were suspended, which nonpayment, in turn, resulted in a default under its credit lines. NonDebtor subsidiaries continued to make principal and interest payments on their debt obligations under these facilities and the NonDebtor obligations under these facilities were retired subsequent to June 30, 2002.

The average daily borrowings outstanding during the nine months ended June 30, 2002 were approximately $4.6 billion, with a related contractual weighted average interest rate of 6.61%. This compares to average daily borrowings during the nine months of fiscal 2001 of approximately $6.1 billion, with a related weighted average interest rate of 6.78%.

In connection with the Filing, the company obtained a two-year, $450 million senior secured Debtor-In-Possession financing facility ("DIP facility"). During the second quarter of fiscal 2002 the company terminated the DIP facility, without ever drawing down upon it.

In connection with the DIP facility, the company paid an arrangement and structuring fee of $9 million or 2% of the credit line. The company was also required to pay a fifty basis point annual unused line fee and annual administration and collateral monitoring fees, as defined in the agreement. The unamortized fee balance as of September 30, 2001 was expensed in the first quarter of fiscal 2002 (see note 4 of Notes to Consolidated Financial Statements).
                                  -16-

Approximately forty-five days after the company's emergence from bankruptcy, or approximately the end of September 2002, the company's general unsecured creditors will receive and the disputed claims reserve will be funded with their pro-rata share of an initial cash distribution, which will be funded by current cash on hand from asset sales and cash flow from operations, less amounts necessary to establish a cash reserve to pay secured, administrative, priority and other payments, including the establishment of an operating reserve to fund the reorganized company's continuing operations. In addition, general unsecured claim holders will receive and the disputed claims reserve will be funded with their pro-rata share of two separate note issuances: New Senior Notes in the face amount of $400 million with an interest rate of three month LIBOR plus 3% and New Payment-in-Kind (PIK) Notes in the face amount of $650 million with an interest rate of 11%. General unsecured claimholders will also receive and the disputed claims reserve also will be funded with their pro rata share of 100% of the new common stock of the reorganized company.


6.       Liabilities Subject to Compromise

The principal categories of obligations classified as liabilities subject to compromise to unrelated parties under Chapter 11 cases are identified below. The liabilities subject to compromise included in the company's financial statements vary significantly from the stated amount of proofs of claim that have been filed with the Bankruptcy Court and may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. The Bankruptcy Court set November 30, 2001 (the "bar date") as the last date for parties to file proofs of claim with respect to non-governmental pre-petition obligations. Payment terms for these amounts are included in the Plan. Approximately 3,900 proofs of claim have been filed against the Comdisco Debtors and approximately 400 claims have been filed against the Prism Debtors. The total dollar value of these claims is approximately $10.7 billion with respect to the Comdisco Debtors and approximately $591 million with respect to the Prism Debtors. The Debtors filed three Omnibus Objections (the "Omnibus Objections") seeking to disallow, reduce or reclassify certain of these claims. As a result of the Omnibus Objections, the aggregate dollar value of the Comdisco claims has been reduced by approximately $3.6 billion, and the aggregate dollar value of the Prism claims has been reduced by over $67 million. Additionally claims against the Comdisco Debtors with an aggregate value of $2.1 billion have been withdrawn. The Debtors continue to work to reconcile claims and intend to file a fourth Omnibus Objection prior to the end of the company's fiscal year. In addition, numerous Claims were asserted by various alleged creditors in unliquidated amounts. The Debtors believe that certain claims that have been asserted are without merit and intend to object to all such claims. There can be no assurance that the Debtors will be successful in contesting any such Claims.


The Debtors have filed a motion with the Bankruptcy Court seeking to estimate certain contingent, unliquidated or disputed claims for purposes of establishing a disputed claims reserve. The Debtors anticipate that the Bankruptcy Court will hear such motion on August 20, 2002.

Significant Disputed Claims:

     a). The 80/20 Plan: Included in the claims against Comdisco are eleven claims in the amount of approximately $223 million stemming from the company's Ventures division. The claimants allege that the Debtors failed to make payments under various compensation plans. The Debtors dispute the amounts claimed by the claimants. Subsequent to June 30, 2002, The Company has agreed to a $2.5 million settlement with one of the claimants resolving $60 million in filed claims.

     b). The Shared  Investment Plan ("SIP"):  Many of the SIP Participants (see
Note 9 of Notes to Consolidated Financial Statements) have filed proofs of claim alleging that the company intentionally misrepresented, concealed and omitted material facts to induce the purchase of common stock through the SIP. The company believes that these claims are without merit. While the company intends to defend against those claims, the company has currently proposed in the Plan a program to relieve a portion of employees' and former employees' SIP obligations in exchange for the waiver of claims against Comdisco to the extent the company makes a payment under its guaranty on behalf of a SIP participant and the company is subrogated to the rights of the lender to collect such amounts from the participant.

     c). Securities Litigation: A total of fifteen class action lawsuits were filed against the company alleging claims of securities fraud under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In connection with the Plan confirmation process, plaintiffs agreed to withdraw their claims against Comdisco, but maintained their rights, if any, against Nicholas K. Pontikes and any person not released by the Plan. The settlement with such plaintiffs is pursuant to a stipulation and agreed order dated June 13, 2002.

     d) The SIP Guaranty Claim: As disclosed in Note 9 to the Consolidated Financial Statements, the company provided a guaranty to Bank One's predecessor, guarantying the payment of the SIP loans in the event of default. On November 29, 2001, Bank One, on behalf of itself and the other lenders, filed a proof of claim in the company's Bankruptcy Estate in the amount of $133,036,819 ("SIP Guaranty Claim" or "SIP Lender's Claim" or "SIP Claim" or "Master Claim"). The SIP Guaranty Claim is a disputed claim. On July 29, 2002, the company filed an objection to the SIP Guaranty Claim. The basis of the company's position, as explained in this excerpt from the objection, is as follows:

     "...9. After examining the statutory and regulatory laws and the terms and conditions contained in this SIP, the debtor-in-possession believes that this entire transaction violates the Federal margin rules that are defined in Regulations U and X. 15 U.S.C.ss.78cc(b).

     10. By this objection, Comdisco seeks an entry of an Order pursuant to 11 U.S.C. ss.ss.102(1), 105(a), and 502(b) and Rule 3007 of the Federal Rules of Bankruptcy Procedure, disallowing the Master Claim filed by Bank One and expunging the claim therein...."

Based on Federal Reserve Board interpretations and case law, the company believes that the underlying SIP obligation of the participants to the lender, as well as the related guaranty obligation of the company, violates Regulations U and X of the Federal Reserve Board and therefore are not enforceable. If the company receives a favorable ruling from the Bankruptcy Court, the lender's claim will not be allowed and no obligation under the guaranty will be borne by the company. The company, based on its own analysis and advice from its legal counsel, believes that it has strong arguments in support of its position. On July 30, 2002, at the Confirmation Hearing for the company's Plan of Reorganization, the Bankruptcy Court made the following finding:

     "Disputed  Claims  Reserve.  The Debtors are required,  pursuant to Section
     10.4 of the Plan to estimate all Disputed General Unsecured Claims prior to making any distribution to the holders of such claims under the Plan in a manner to insure that an adequate reserve would be available should each Disputed Claim become an Allowed Claim. Certain claims, including the SIP claim, are not estimatable based on the information available to the Debtors and the testimony of witnesses available at the hearing and, therefore, may be reserved in their full face amount. Such reserve may not be relied upon to show that any Disputed Claim, including the SIP Lender's Claim (to which the Debtors intend to object) is either probable or estimable for any other purpose."

Based on the information currently available to the company, the requirements contained in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" and SOP 90-7, and the disputed nature of the SIP Guaranty Claim it is the opinion of the management of the company that a loss related to the SIP Guaranty Claim, although possible, is neither probable nor reasonably estimatable at this time.

Due to the uncertain nature of many of the claims and the fact that the company has not been able to fully assess the merits, if any, of many of these claims, the company is unable to project the actual amount that will eventually be determined to be required to satisfy such claims with any degree of certainty.

The  principal   categories  of  claims  classified  on  the  balance  sheet  as liabilities subject to compromise under reorganization proceedings are listed below (in millions):



                                      June 30,        September 30,
                                        2002              2001
                                  ----------------- ------------------
Notes  payable                       $         917     $          917
Senior notes                                 2,639              2,639
Accounts  payable                               17                 19
Other  liabilities
  Accrued interest                              83                 83
  Lease rejection claims                        38                  5
  Other accrued expenses                        25                 25
                                  ----------------- ------------------
                                     $       3,719     $        3,688
                                  ================= ==================


Lease rejection claims represent additional liabilities as a result of the rejection of executory contracts, primarily property leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of these rejections as allowed claims. These claims are recorded as liabilities in accordance with SOP 90-7.

Senior notes subject to compromise include the following (amounts in millions):

                                       June 30,         September 30,
                                         2002               2001
                                  ----------------  ------------------
Medium term notes                    $    505           $    505
5.750% Senior Notes due 2001               --                 --
6.130% Senior Notes due 2001              267                267
6.375% Senior Notes due 2002              250                250
6.000% Senior Notes due 2002              345                345
5.950% Senior Notes due 2002              345                345
7.250% Senior Notes due 2002              257                257
6.125% Senior Notes due 2003              194                194
9.500% Senior Notes due 2003              476                476
                                  -----------------  ------------------
    Total senior note                $  2,639           $  2,639
                                  =================  ==================

Approximately $428 million of the medium term notes referenced above were scheduled to mature at various dates subsequent to the Filing through June 30, 2002.

During fiscal 2001, the company's $275 million of Mandatory Par Put Remarketed Securities-type senior debentures (MOPPRS) were called. The call was stayed as a result of the Filing. Included in accrued interest subject to compromise is $10 million owed to the underwriter pursuant to the terms of the Remarketing Agreement.

As a result of the Reorganization Cases, no principal or interest payments were made on unsecured debt of the Debtors. Therefore, interest on unsecured debt of the Debtors was not accrued after the Petition Date. Contractual interest not recorded on unsecured pre-petition debt of the Debtors totaled approximately $70 million and $230 million for the three and nine months ended June 30, 2002. NonDebtor subsidiaries, which were not included in the petitions, continued to make principal and interest payments on their debt obligations and the NonDebtor obligations under these facilities were retired subsequent to June 30, 2002.

7.       Receivables

Receivables include the following as of June 30, 2002 and September 30, 2001 (in millions):

                                       June 30,       September 30,
                                         2002             2001
                                       -------          -------

Notes ...............................   $ 185            $ 463
Accounts ............................     233              286
Receivable from sale of leased assets      50               --
Income taxes ........................      27               36
Other ...............................      57              104
                                       -------          -------
Total receivables ...................     587              889
Allowance for credit losses .........    (278)            (302)
                                       -------          -------
Total ...............................   $ 274            $ 587
                                       =======          =======


Receivable from the sale of leased assets at June 30, 2002 represents the balance due from GE Capital on the sale by the company of its electronics, laboratory and scientific and healthcare leasing businesses.

The company provided loans to privately held venture capital-backed companies in networking, optical networking, software, communications, Internet-based and other industries. The company's loans are generally structured as equipment loans or subordinated loans. At June 30, 2002 and September 30, 2001, Comdisco Ventures group had notes receivable of approximately $173 million and $432 million, respectively. As part of a venture note transaction, the company receives warrants to purchase an equity interest in the customer, or a conversion option, in each case at a stated exercise price based on the price paid by other venture capitalists. Loans provide current income from interest and fees. At June 30, 2002, guarantees, primarily for landlord obligations, provided by Comdisco Ventures group in exchange for warrants to purchase equity interest, were approximately $11 million.

The allowance for credit losses includes management's estimate of the amounts expected to be lost on specific accounts and for losses on other as of yet unidentified accounts included in receivables at June 30, 2002, including estimated losses on future noncancelable lease rentals, net of estimated recoveries from remarketing of related leased equipment. In estimating the reserve component for unidentified losses within the receivables and lease portfolio, management relies on historical experience, adjusted for any known trends, including industry trends, in the portfolio.

Changes in the allowance for credit losses (combined notes and accounts receivable) for the nine months ended June 30, 2002 and 2001 were as follows (in millions):



                                               Consolidated         Comdisco Ventures group
                                          -----------------------   -----------------------
                                           June 30,     June 30,     June 30,    June 30,
                                             2002         2001         2002        2001
                                          ----------   ----------   ----------  -----------
Balance at beginning of period             $    302      $   119     $    202    $     95
Provision for credit losses                     145          341          115         306
Net credit losses                              (169)        (209)        (175)       (199)
                                          ----------   ----------   ----------  -----------
Balance at end of period                   $    278     $    251     $    142    $    202
                                          ==========   ==========   ==========  ===========



8.       Equity Securities

The company provided financing to privately held companies, in networking, optical networking, software, communications, Internet-based and other industries through the purchase of equity securities. Substantially all of these investments were made by Comdisco Ventures group. For equity investments which are non-quoted investments, the company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The company identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired. Such events and circumstances can include but are not limited to bankruptcies and/or equity down-rounds. Bankruptcies result in a full write-off of the cost of the company's investment while equity down-rounds result in the company writing down its investment to the most recent equity round price. The company also has an established credit rating system that analyzes the prospects of each portfolio company by considering certain quantitative and qualitative factors. This quarterly analysis is also used in determining if equity securities are partially or completely impaired. Impairments in equity securities totaled $70 million and $101 million during the nine months ended June 30, 2002 and 2001, respectively. During fiscal year 2002, certain of these investments in privately held companies became available-for-sale securities when the issuers completed initial public offerings.

Net unrealized gains on Comdisco Ventures group public holdings were as follows (in millions):

                                           Gross         Gross
                                         unrealized    unrealized    Market
                                 Cost       gains         losses      value
                               -------- ------------- ------------- ----------

June 30, 2002                  $   --    $       1      $      --     $    1
September 30, 2001             $    1    $       1      $      --     $    2

Realized gains or losses are recorded on the trade date based upon the difference between the proceeds and the cost basis determined using the specific identification method. Changes in the valuation of available-for-sale securities are included as changes in the unrealized holding gains in accumulated other comprehensive income (loss). Net realized gains from the sale of equity investments were $2 million and $99 million during the nine months ended June 30, 2002 and 2001, respectively. Gross realized gains from the sale of equity investments were $5 million and $101 million during the first nine months of fiscal 2002 and 2001, respectively. Net realized gains are included in other revenue.

The company records the proceeds to be received from the sale or liquidation of warrants received in conjunction with its lease or other financings as revenue on the trade date. These gains were $14 million during the first nine months of fiscal 2002 compared to $254 million in the year earlier period. These amounts are included in other revenue.

9.       Stockholders' Equity

Total comprehensive income (loss) consists of the following (in millions):


                                                            Three months              Nine months
                                                            ended June 30,           ended June 30,
                                                           2002       2001          2002        2001
                                                        ---------  ---------     ---------  ----------
Foreign currency translation adjustments ..........      $    43    $    (2)      $    31    $    (17)
Unrealized gains (losses) on derivative instruments           --          3            (2)          5
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period ..............................            1          4            17        (292)
  Reclassification adjustment for gains
   included in earnings before
   income taxes (benefit) .........................           (7)       (17)          (16)       (353)
                                                        ---------  ---------     ---------  ----------
Net unrealized gains (losses), before
   income taxes (benefit) .........................           (6)       (13)            1        (645)
Income taxes (benefit) ............................           (2)        (4)           --        (232)
                                                        ---------  ---------     ---------  ----------
Net unrealized gains (losses) .....................           (4)        (9)            1        (413)
                                                        ---------  ---------     ---------  ----------
Other comprehensive income (loss) .................           (8)      (425)           39          30
Net earnings (loss) ...............................          (97)      (164)         (203)       (130)
                                                        ---------  ---------     ---------  ----------
Total comprehensive income (loss) .................      $   (58)   $  (172)      $  (173)   $   (555)
                                                        =========  =========     =========  ==========




Accumulated other comprehensive income (loss) presented below and in the accompanying balance sheets consists of the accumulated net unrealized loss on foreign currency translation adjustments, the accumulated net unrealized gain on available-for-sale securities and the net unrealized gain on derivative instruments (in millions):


                                                           Unrealized
                                         Foreign            gain on           Unrealized          Accumulated
                                        currency           available-          gain on               other
                                       translation          for-sale          derivative         comprehensive
                                       adjustment          securities        instruments         income (loss)
                                      --------------     ---------------    ---------------    ------------------
Balance at September 30, 2001           $     (97)         $      --         $         4        $         (93)
Current period change                          31                  1                  (2)                  30
                                      --------------     ---------------    ---------------    ------------------
Balance at June 30, 2002                $     (66)         $       1         $         2        $         (63)
                                      ==============     ===============    ===============    ==================


On May 2, 2001, the Board of Directors voted to suspend the payment of quarterly dividends on the company's common stock until the company's liquidity and capital position warrants the resumption of dividend payments.

In February 1998, 106 senior managers of the company purchased over six million shares of the company's common stock for approximately $109 million. Under the voluntary Shared Investment Plan ("SIP"), the senior managers (the SIP Participants) took out full recourse, personal loans to purchase the shares. The company has guaranteed repayment of the loans in the event of default. The purchased shares represented over 4% of the then current total shares outstanding. The loans have a scheduled outstanding principal balance of approximately $104 million as of June 30, 2002. To the extent that the company makes a payment under its guaranty on behalf of a SIP participant, the company may be subrogated to the rights of the lender to collect such amounts from the participant, subject to any defenses or claims that the SIP participant may assert. In the Plan, the company currently proposes various discounts ranging from 20% to 80% with respect to payment on account of subrogation claims at graduated levels based on an employee's prepetition, post-petition, and/or post-emergence service to the company and other consideration. The subrogation rights of SIP participants who do not fulfill their repayment obligations will be placed in the SIP Subrogation Trust for the benefit of stakeholders. Please see Note 6 section d) to the Consolidated Financial Statements, referenced herein, for the company's position on its guaranty of the SIP loans.

The Plan provides that existing equity interests were cancelled on the Effective Date. Stockholders prior to the Effective Date and holders of allowed subordinated claims will receive contingent distribution rights entitling holders to distributions in increasing amounts based upon creditor recoveries achieving specified thresholds. The company is unable to accurately predict the ultimate value, if any, that will be realized by such equity holders and holders of subordinated claims relative to the distribution under the Plan


10.      Industry Segment and Operations by Geographic Areas

The company evaluates the performance of its operating segments based on earnings (loss) before income taxes. Intersegment sales are not significant. The Services segment includes IT CAP services and the remaining network services not treated as discontinued operations. Summarized financial information (excluding the loss from discontinued operations, and pre-tax losses on reorganization items of $57 million and $349 million for the three months and nine months ended June 30, 2002, respectively) for the company's reportable segments for the three and nine months ended June 30, 2002 and 2001 is shown in the following table (in millions). During the nine months ended June 30, 2002 and 2001, the company invested approximately $4 million and $129 million, respectively, in discontinued operations.


                                      -23-
                                                          Comdisco
Three months ended                                        Ventures
June 30, 2002                 Leasing       Services        group        Total
-------------               -----------    ----------   ------------   ---------
Revenues                     $     239      $     21      $     66      $   326
Segment profit (loss)              (10)            9           (31)         (32)
Investing activities                75            --            13           88

                                                          Comdisco
Three months ended                                        Ventures
June 30, 2001                 Leasing       Services        group        Total
-------------               -----------    ----------   ------------   ---------
Revenues                     $     449      $     29      $    107      $   585
Segment profit (loss)             (142)           (1)         (119)        (262)
Investing activities               243            --            69          312


                                                          Comdisco
Nine months ended                                         Ventures
June 30, 2002                 Leasing       Services        group        Total
-------------               -----------    ----------   ------------   ---------
Revenues                     $    970       $     70      $    225      $ 1,265
Segment profit (loss)              23             27          (163)        (113)
Investing activities              265             --            30          295


                                                          Comdisco
Nine months ended                                        Ventures
June 30, 2001                 Leasing       Services        group        Total
-------------               -----------    ----------   ------------   ---------
Revenues                     $  1,450       $    112      $    635      $ 2,197
Segment profit                   (113)             6           (39)        (146)
Investing activities              913             (2)          466        1,377


The following table presents revenue by geographic location based on the location of the company's local offices (in millions):

                           For the three months ended  For the nine months ended
                                    June 30,                   June 30,
                            2002              2001       2002             2001
                           ---------------------------  ------------------------
North America .........    $ 181             $ 419      $  773         $ 1,692
Europe ................      134               120         359             376
Pacific Rim ...........       11                46         133             129
                           -------           -------    -------        ---------
Total .................    $ 326             $ 585      $1,265         $ 2,197
                           =======           =======    =======        =========



The following table presents total assets by geographic location based on the location of the company's local offices (in millions):

                            June 30,  September 30,
                             2002        2001
                            -------     -------
North America ............  $3,684      $4,326
Europe ...................   1,124       1,291
Pacific Rim ..............     230         511
                            -------     -------
Total ....................  $5,038      $6,128
                            =======     =======

                                  -24-

The following table presents total assets for each of the company's reportable segments (in millions):

                           June 30,     September 30,
                              2002           2001
                            --------       --------
Leasing ..................   $4,621         $4,742
Services .................       37             51
Ventures .................      378            900
Net assets of discontinued
  operations held for sale        2            435
                            --------       --------
Total ....................   $5,038         $6,128
                            ========       ========


In the presentation of the Leasing segment total assets, the company has historically included corporate cash balances not directly attributable to a specific segment in the leasing and North America total assets. Corporate cash balances at June 30, 2002 and September 30, 2001 were $2.3 billion and $397 million, respectively, and are included for reporting purposes in the leasing and North America total assets.


11.      Debtor Financial Statements

The following represents the consolidation of the company and its Debtor subsidiaries as of June 30, 2002 and September 30, 2001 and for the three and nine months ended June 30, 2002, and 2001. Investments in NonDebtor subsidiaries are presented using the equity method.

COMDISCO, INC. AND DEBTOR SUBSIDIARIES
(DEBTOR IN POSSESSION AS OF JUNE 30, 2002)
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(UNAUDITED)
(in millions)


                                                                               Three Months Ended    Nine Months Ended
                                                                                    June 30,              June 30,
                                                                               -------    -------    -------    -------
                                                                                 2002       2001       2002       2001
                                                                               -------    -------    -------    -------
Revenue
Leasing

     Operating .............................................................   $   101    $   240    $   463    $   754
     Direct financing ......................................................        14         34         59        112
     Sales-type ............................................................         5         15         21         98
                                                                               -------    -------    -------    -------
        Total leasing ......................................................       120        289        543        964

Sales ......................................................................        33         46        146        177
Technology services ........................................................        10         21         34         77
Other ......................................................................        16         54         48        452
Equity in earnings of nondebtor subsidiaries ...............................         3         11         40         41
                                                                               -------    -------    -------    -------
        Total revenue ......................................................       182        421        811      1,711
                                                                               -------    -------    -------    -------
Costs and expenses
Leasing
     Operating .............................................................        83        192        360        587
     Sales-type ............................................................         4         17         17         66
                                                                               -------    -------    -------    -------
       Total leasing .......................................................        87        209        377        653

Sales ......................................................................        41         52        154        141
Technology services ........................................................         5         24         23         88
Selling, general and administrative ........................................        84        298        354        698
Interest (total contractual interest 2002 - $63 and $203)                            4        100         24        277
Reorganization items .......................................................        50         --        341         --
                                                                               -------    -------    -------    -------
     Total costs and expenses ..............................................       271        683      1,273      1,857
                                                                               -------    -------    -------    -------

Earnings (loss) from continuing operations before income taxes (benefit) and
  cumulative effect of change in accounting principle ......................       (89)      (262)      (462)      (146)
Income taxes (benefit) .....................................................         5        (94)       (58)       (52)
                                                                               -------    -------    -------    -------
Earnings (loss) from continuing operations before
  cumulative effect of change in accounting principle ......................       (94)      (168)      (404)       (94)
Earnings (loss) from discontinued operations of
  debtor subsidiaries, net of tax ..........................................        (3)         4        201        (38)
Earnings (loss) from discontinued operations of
  nondebtor subsidiaries, net of tax .......................................        --         --         --         --
                                                                               -------    -------    -------    -------
Earnings (loss) before cumulative effect of change in
accounting principle .......................................................       (97)      (164)      (203)      (132)
Cumulative effect of change in accounting principle,
net of tax .................................................................        --         --         --          2
                                                                               -------    -------    -------    -------
Net earnings (loss) ........................................................   $   (97)   $  (164)   $  (203)   $  (130)
                                                                               =======    =======    =======    =======

                                      -26

COMDISCO, INC. AND DEBTOR SUBSIDIARIES
(DEBTOR IN POSSESSION AS OF JUNE 30, 2002)
SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions)

                                                     June 30,    September 30,
                                                       2002          2001
                                                     -------       -------
ASSETS

Cash and cash equivalents ........................   $ 2,258       $   405
Cash - legally restricted ........................        53            54
Receivables, net .................................       210           503
Receivable from nondebtor subsidiaries ...........       407           558
Inventory of equipment ...........................        53            61
Leased assets:
  Direct financing and sales-type ................       567         1,277
  Operating (net of accumulated depreciation) ....       395         1,350
                                                     -------       -------
    Net leased assets ............................       962         2,627
Property, plant and equipment, net ...............        43            50
Equity securities ................................        70           138
Investment in nondebtor subsidiaries .............       340           421
Net assets of discontinued operation held for sale         2           355
Other assets .....................................        66           188
                                                     -------       -------
                                                       4,464         5,360
                                                     =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities not subject to compromise
Term  notes  payable .............................   $    79       $   360
Discounted  lease  rentals .......................       140           539
Notes  payable ...................................        --             9
Accounts  payable ................................        19            73
Other  liabilities ...............................       186           260
Income  taxes ....................................        47           (11)
                                                     -------       -------
                                                         471         1,230
Liabilities subject to compromise
Notes  payable ...................................       917           917
Senior notes .....................................     2,639         2,639
Accounts  payable ................................        17            19
Other  liabilities ...............................       146           108
                                                     -------       -------
                                                       3,719         3,683
                                                     -------       -------
Common stockholders' equity ......................       274           447
                                                     -------       -------
                                                     $ 4,464       $ 5,360
                                                     =======       =======

COMDISCO, INC. AND DEBTOR SUBSIDIARIES
(DEBTOR IN POSSESSION AS OF JUNE 30, 2002)
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in millions)

                                                                              2002        2001
                                                                           ----------   ---------
Cash flows from operating activities:
   Operating lease and other leasing receipts ............................   $ 1,057    $ 1,510
   Leasing costs, primarily rentals paid .................................        (7)        (5)
   Sales .................................................................       178        210
   Sales costs ...........................................................        (7)       (52)
   Technology services receipts ..........................................        38         91
   Technology services costs .............................................       (18)       (82)
   Note receivable receipts ..............................................       181        269
   Warrant proceeds ......................................................        28        447
   Other revenue .........................................................        39         63
   Selling, general and administrative expenses ..........................      (106)      (254)
   Interest ..............................................................       (25)      (219)
   Income taxes ..........................................................         9         (4)
                                                                             -------    -------
     Net cash provided by continuing operations ..........................     1,367      1,974
     Net cash provided by discontinued operations ........................       871         11
                                                                             -------    -------
     Net cash provided by operating activities before reorganization items     2,238      1,985
                                                                             -------    -------
Operating cash flows from reorganization items:
   Proceeds from the sale of leased assets ...............................       242         --
   Interest received on cash accumulated because of Chapter 11
     proceeding ..........................................................        22         --
   Professional fees paid for services rendered in connection with
     the Chapter 11 proceeding ...........................................       (40)        --
                                                                             -------    -------
     Net cash provided by reorganization items ...........................       224         --
                                                                             -------    -------
     Net cash provided by operating activities ...........................     2,462      1,985
                                                                             -------    -------

Cash flows from investing activities:
   Equipment purchased for leasing .......................................       (47)      (689)
   Notes receivable ......................................................       (18)      (210)
   Equity investments ....................................................        (1)       (54)
   Capital expenditures on discontinued operations .......................        (4)      (107)
   Other .................................................................        (1)        39
                                                                             -------    -------
     Net cash used in investing activities ...............................       (71)    (1,021)
                                                                             -------    -------

Cash flows from financing activities:

   Discounted lease proceeds .............................................        --        411
   Net decrease in notes and term notes payable ..........................      (291)        15
   Maturities and repurchases of senior notes ............................        --       (683)
   Principal payments on secured debt ....................................      (201)      (251)
   Common stock purchased and placed in treasury .........................        --        (84)
   Dividends paid on common stock ........................................        --         (8)
   Increase in legally restricted cash ...................................         1        (15)
   Advances to nondebtor subsidiaries ....................................       (49)      (144)
   Other, net ............................................................         2        (10)
                                                                             -------    -------
     Net cash used in financing activities ...............................      (538)      (769)
                                                                             -------    -------

Net increase in cash and cash equivalents ................................     1,853        195
Cash and cash equivalents at beginning of period .........................       405        177
                                                                             -------    -------
Cash and cash equivalents at end of period ...............................   $ 2,258    $   372
                                                                             =======    =======

COMDISCO, INC. AND DEBTOR SUBSIDIARIES
(DEBTOR IN POSSESSION AS OF JUNE 30, 2002)
SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED (UNAUDITED)
(in millions)


                                                                   2002       2001
                                                                 -------    -------
Reconciliation of earnings (losses)
from continuing operations to net cash
provided by operating activities:

Earnings (losses) from continuing operations .................   $  (404)   $   (94)

Adjustments to reconcile earnings (losses) from continuing operations to net cash provided by operating activities

    Leasing costs, primarily
      depreciation and amortization ..........................       370        648
    Leasing revenue, primarily principal portion of
      direct financing and sales-type lease rentals ..........       514        546

    Cost of sales ............................................       147         89
    Technology services costs, primarily

       depreciation and amortization .........................         5          6

    Interest .................................................        (1)        58
    Income taxes .............................................       (49)       (56)
    Principal portion of notes receivable ....................       157        194
    Selling, general, and administrative expenses ............       248        444

    Warrant proceeds in excess of income .....................        12         94

    Reorganization items .....................................       565         --

    Other, net ...............................................        27         45
                                                                 -------    -------
                  Net cash provided by continuing operations .     1,591      1,974

                  Net cash provided by discontinued operations       871         11
                                                                 -------    -------
                  Net cash provided by operating activities ..   $ 2,462    $ 1,985
                                                                 =======    =======
Supplemental Schedule of Noncash Financing Activities:
    Reduction of discounted lease rentals in lease portfolio
sale .........................................................   $   198    $    --
                                                                 =======    =======

See accompanying notes to consolidated financial statements.

Comdisco, Inc. and Subsidiaries
Debtor-In-Possession as of June 30, 2002
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

Voluntary Petition for Relief Under Chapter 11

On July 16, 2001 (the "Petition Date"), the company and fifty of its domestic U.S. subsidiaries (collectively the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Northern District of Illinois (the "Filing"). As of June 30, 2002, the Debtors were operating their businesses as debtors-in-possession in accordance with provisions of the Bankruptcy Code through the company's emergence. On August 12, 2002 the company announced that its First Amended Joint Plan of Reorganization became effective and that the company had emerged from Chapter 11. Upon emergence from bankruptcy, Comdisco Holding Company, Inc. is the successor to Comdisco, Inc. The Chapter 11 cases of the Debtors (collectively, the "Chapter 11 Cases") were jointly administered under Case No. 01-24795. The company's subsidiaries located outside of the United States and certain US subsidiaries (collectively, the "NonDebtor Subsidiaries") were not included in the petitions. See Note 1 of the Notes to Consolidated Financial Statements, "Chapter 11 Proceedings" for additional information about the Filing.

Consequence of Filing

As a consequence of the Filing, all pending litigation as of the Petition Date against the Debtors was automatically stayed by Section 362 of the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party could take any action to recover pre-petition claims against the Debtors. In addition, as set forth in the Plan pursuant to Section 365 of the Bankruptcy Code, the Debtors may reject or assume pre-petition executory contracts and unexpired leases, and other parties to contracts or leases that are rejected may assert rejection damages claims as permitted by the Bankruptcy Code.

An official committee of unsecured creditors and an equity committee representing common stockholders were appointed as official committees in the Chapter 11 Cases and, in accordance with the provisions of the Bankruptcy Code, had the right to be heard on all matters that come before the Bankruptcy Court. These committees were dissolved on August 12, 2002 when the company emerged from bankruptcy.

As a result of the Filing, the company was required to file various documents periodically with the Bankruptcy Court. These filings included certain financial information prepared on an unconsolidated basis. This information also included statements of financial affairs, schedules of assets and liabilities, and monthly operating reports on forms prescribed by federal bankruptcy law.

Such materials were prepared according to requirements of federal bankruptcy law. While they provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and were prepared in a format different from that used in the company's consolidated financial statements filed under the securities laws. Accordingly, the company believes that the substance and format do not allow meaningful comparison with its regular publicly disclosed consolidated financial statements.

The materials filed with the Bankruptcy Court were not prepared for the purpose of providing a basis for an investment decision relating to the company's common stock, or for comparison with other financial information filed with the Securities and Exchange Commission.

Notwithstanding, most of the Debtors' filings with the Court are available to the public at the office of the Clerk of the Bankruptcy Court. The company undertakes no obligation to make any further public announcement with respect to the documents filed with the Court or any matters referred to in them.

Joint Plan of Reorganization and Disclosure Statement

On April 26, 2002, the company announced that it had filed a proposed Joint Plan of Reorganization and Disclosure Statement with the Bankruptcy Court and on July 30, 2002, the First Amended Joint Plan of Reorganization was confirmed by the Bankruptcy Court (collectively, the "Plan"). On August 12, 2002 (the "Effective Date"), the company emerged from Chapter 11.

The Plan results in the substantive consolidation of the company and its domestic U.S. subsidiaries that filed for Chapter 11 relief into two groups: (1) the substantive consolidation of the estate of Comdisco and its subsidiaries other than the Prism entities and; (2) the substantive consolidation of Prism and its subsidiaries.

Upon emergence from bankruptcy, Comdisco Holding Company, Inc. is the successor to Comdisco, Inc. and Comdisco Holding Company, Inc. has three primary operating subsidiaries--Comdisco, Inc., Comdisco Global Holding Company, Inc., and Comdisco Ventures, Inc. ( a subsidiary of Comdisco, Inc.). As more fully described in the Plan, the reorganized company will continue to operate in an orderly sale or run off of all its existing asset portfolios, which is expected to take up to three years to complete.

Approximately forty-five days after the company's emergence from bankruptcy, or approximately the end of September 2002, the company's general unsecured creditors will receive and the disputed claims reserve will be funded with their pro-rata share of an initial cash distribution, which will be funded by current cash on hand from asset sales and cash flow from operations, less amounts necessary to establish a cash reserve to pay secured, administrative, priority and other payments required under the Plan, including the establishment of an operating reserve to fund the reorganized company's continuing operations. In addition, general unsecured claim holders will receive and the disputed claims reserve will be funded with their pro-rata share of two separate note issuances:
New Senior Notes in the face amount of $400 million with an interest rate of three month LIBOR plus 3% and New Payment-in-Kind (PIK) Notes in the face amount of $650 million with an interest rate of 11%. General unsecured claimholders will also receive and the disputed claims reserve also will be funded with their pro rata share of 100% of the new common stock of the reorganized company.

The Plan provides that existing equity interests were cancelled as of the Effective Date. Stockholders prior to the Effective Date and holders of allowed subordinated claims will receive contingent distribution rights entitling holders to distributions in increasing amounts based upon creditor recoveries achieving specified thresholds. The company is unable to accurately predict the ultimate value, if any, that will be realized by such equity holders and holders of subordinated claims relative to the distribution under the Plan.

The Plan further provides that certain subrogation rights the company may have against certain managers who participated in a Shared Investment Plan ("SIP") will be placed in a trust for the benefit of creditors. Under the SIP program,

106 senior managers in 1998 took out full recourse, personal loans to purchase six million shares of the company's common stock and the company provided a guarantee in the event of default. The loans have a scheduled outstanding principal balance at June 30, 2002 of approximately $104 million. To the extent that the company makes a payment under its guaranty on behalf of a SIP participant, the company may be subrogated to the rights of the lender to collect such amounts from the participant, subject to any defenses or claims that the SIP participant may assert. In the Plan, the company currently proposes various discounts ranging from 20% to 80% with respect to repayment on account of subrogation claims at graduated levels based upon an employee's prepetition, post-petition and/or post-emergence service to the company and other consideration. The subrogation rights of SIP participants who do not fulfill their repayment obligations will be placed in the SIP Subrogation Trust for the benefit of creditors.

In regard to the Prism subsidiaries, Comdisco had intercompany secured claims against Prism that exceeded the value of the assets of Prism. Pursuant to the Plan, Comdisco reduced its claims against the Prism entities to no more than one-third of the total distribution to Prism creditors. The assets of the Prism entities will continue to be liquidated.

Fresh Start Accounting

As a result of the confirmation, the company expects to adopt "fresh-start" reporting in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") effective August 1, 2002. SOP 90-7 requires the company to allocate the reorganization value of the reorganized company to its assets, and to state liabilities existing at the Plan confirmation date at present values of amounts to be paid determined at appropriate current interest rates. The required adjustments are expected to materially reduce the equity of the company such that the fair value of the liabilities will exceed the reorganization value of the assets. For financial reporting purposes, the effective date of the emergence from bankruptcy is expected to be the close of business on July 31, 2002. Accordingly, the effects of the adjustments on the reported amounts of individual assets and liabilities resulting from the adoption of fresh-start reporting will be reflected in the company's final statement of operations prior to emergence.

As a result of the reorganization and the recording of the restructuring transaction and the expected implementation of Fresh Start Reporting, the company's results of operations after July 31, 2002 will not be comparable to results reported in prior periods.

New Officers and Directors

On the Effective Date, Ronald C. Mishler, 41, was appointed chairman and chief executive officer of the newly reorganized company. Mishler, who joined Comdisco in July 2001 as a senior vice president and treasurer, had been serving as president and chief operating officer since April 26, 2002. Mishler replaces Norman P. Blake, who had been serving as chairman and chief executive officer since he joined Comdisco in March 2001.

The following individuals have been named to serve on the Board of Directors of the newly reorganized Comdisco: Ronald C. Mishler, (chairman), Jeffrey A. Brodsky, Robert M. Chefitz, William A. McIntosh and Randolph I. Thornton. On the Effective Date, they succeeded all of the former directors of the company.

Recent Developments

Leasing: On April 18, 2002, the court approved the sale of the company's Healthcare leasing business to GE Capital Corporation. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the company recorded a pre-tax charge of $15 million ($9 million after-tax, or $.06 per share, after-tax) in the second quarter of fiscal 2002 to reduce cost in excess of fair value (primarily related to the write-down of deferred assets) to reflect the difference between carrying value and estimated proceeds from the sale. On May 31, 2002, the company and GE Capital completed a first closing on the sale of the Healthcare assets. The company received approximately $117 million for the sale of these assets, including the assumption of approximately $46 million of related secured debt and other liabilities. On June 30, 2002, the company and GE Capital completed a second closing on the sale of Healthcare assets for which the company received an additional $20 million, including the assumption of approximately $5 million of related secured debt and other liabilities. Both closings are subject to an adjustment to the proceeds based upon the completion of a final audit of the purchased assets and assumed debt. GE rejected $28 million of Healthcare assets due to documentation or credit issues, and Comdisco continues the management of these assets.

On April 9, 2002, the company announced that it had agreed to sell its information technology (IT) leasing assets in Australia and New Zealand to Allco, an Australian company specializing in equipment and infrastructure finance and leasing. Under the terms of the agreement, Allco will pay the company approximately $44 million for the purchase of most of its assets in Australia and New Zealand. On June 30, 2002, the company and Allco completed a first closing on the sale of leased assets in Australia and New Zealand. The company received approximately $8 million for the sale of these assets. Additional closings at which additional assets of Australia and New Zealand will be sold are expected to occur by September 30, 2002. In accordance with SFAS 121, the company recorded a pre-tax charge of $6 million ($4 million after-tax, or $.03 per share after-tax) in the third quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale.

Pursuant to the Plan, the reorganized company will continue to operate in an orderly sale or run off of all its existing asset portfolios, which is expected to take up to three years to complete.

Management: On April 26, 2002, the company announced a new executive management structure. Ronald C. Mishler, 41, who had been serving as chief financial officer, was appointed president and chief operating officer of the company, reporting to Norman P. Blake, chairman and chief executive officer. In this new position, Mishler was responsible for all of the company's operating units, and he retained responsibility for the company's finance and accounting areas. See "GENERAL-NEW OFFICERS AND DIRECTORS" for management changes on the Effective Date.

New appointments reporting to Mishler included: Francis J. Cirone, 43, who joined Comdisco in 1984 and has served in various management positions in Leasing and Finance, was named chief executive officer of US Leasing (Comdisco, Inc.) ; Robert E.T. Lackey, 54, who has served as senior vice president and chief legal officer since he joined the company in June 2001, was named chief executive officer of Comdisco Ventures group (Comdisco Ventures, Inc.); Robert
E. Koe, 57, was named chief executive officer of European Leasing (Comdisco Global Holding Company, Inc.); and John R. McNally, 41, who joined the company in 1988 and has served in various management positions in Finance and Leasing, was named president of the company's Corporate Asset Management group.

Other new  appointments  reporting  to the  chief  executive  officer,  include:
Nazneen Razi, 49, who has served as senior vice president, Human Resources since October 2000, was promoted to executive vice president and chief administrative officer; Gregory D. Sabatello, 41, who has served as senior vice president and chief information officer since June 1994, was promoted to executive vice president and CIO; and Robert E.T. Lackey, was promoted to executive vice president and will continue in his role as chief legal officer and as chief executive officer of Comdisco Ventures, Inc.

The New York Stock Exchange announced on April 11, 2002 that it would suspend trading and move to delist Comdisco common stock prior to the opening of the market on April 12, 2002 because the stock no longer met listing requirements. As a result, Comdisco common stock began trading on the over-the-counter market and was traded until the emergence date when the existing common stock was cancelled. See "GENERAL- JOINT PLAN OF REORGANIZATION AND DISCLOSURE STATEMENT" for cancellation of equity interests on the Effective Date.

Business

The Plan provides for an up to three-year orderly runoff or sale of the company's remaining assets, which is expected to take up to three years to complete.

Beginning in the first quarter of fiscal 2002, following its exit from the services businesses, the company was aligned into two primary business lines: 1) global leasing ("Leasing"), in sectors such as electronics, telecommunications, healthcare, pharmaceutical, biotechnology, manufacturing and other high technology businesses, which included the leasing and remarketing of distributed systems, such as PCs, servers, workstations and routers, communications equipment, equipment leasing and technology lifecycle management services; and
2) venture financing through Comdisco Ventures group, which provided venture leases, venture debt and direct equity financing to venture capital-backed companies.

Weakening economic conditions, the Filing, and capital constraints had a negative impact on the company's ability to provide the necessary financial support for new lease volume. As a result, equipment purchased for leasing decreased from $245 million in the third quarter of fiscal 2001 to $82 million in the third quarter of fiscal 2002. Equipment purchased for lease in fiscal 2002 was primarily in Europe. Certain of the company's lease transactions, primarily in Germany, commit the company to additional lease fundings and these deals represent the majority of the equipment purchased for lease during the third quarter of fiscal 2002. Declining leased assets resulted in declines in total lease revenue and earnings contributions and cash flow from leasing.

As part of the orderly run-off or sale of remaining assets, the company remarkets used equipment from its lease portfolio. Remarketing is the sale or re-lease of equipment either at original lease termination or during the original lease. These transactions may be with existing lessees or, when equipment is returned, with new customers. Remarketing activity is comprised of earnings from follow-on leases and gross profit on equipment sales. Remarketing activity, an important factor for earnings, decreased in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The general economic slowdown and particularly the decrease in corporate technology equipment spending have had a negative impact on the equipment values and remarketing results. Uncertainty created by the company's liquidity situation and subsequent Filing also negatively impacted the company's remarketing activities. The decline in leased assets described in the preceding paragraph and the sale of the Electronics, Laboratory and Scientific and Healthcare leased assets will also have a negative impact on future contributions from remarketing activity as the company will have fewer assets to remarket. While remarketing activity continues to be an important contributor to quarterly earnings and cash flow from operations in the near and long term because of the size of the company's lease portfolio, there can be no assurance that the company will be able to increase its remarketing activities above current levels or that these uncertainties will not continue to have a negative impact on remarketing. See "RISK FACTORS -- REMARKETING RESULTS ARE UNCERTAIN" below.

The company's Filing and the anticipated sale of some or all of its businesses created uncertainty that had an adverse impact on the company's business, ability to obtain credit, customer's confidence, its ability to retain employees and, although the company has emerged, may impact employees' performance in future periods. The company believes this uncertainty negatively impacted the company's financial results for the three months ended June 30, 2002. Furthermore, there can be no assurance that this uncertainty will not continue to have an impact on the company's operations, and its ability to implement and execute the Plan. See "RISK FACTORS" below for additional risks associated with the Filing and implementation of the Plan.

In addition to the sales discussed below, please see "-Recent Developments" for a discussion of more recent sales transactions.

On January 24, 2002, the Bankruptcy Court approved the sale of the company's Electronics and Laboratory and Scientific equipment leasing businesses to General Electric Capital's Commercial Equipment Financing unit (the "Buyer"), In accordance with SFAS 121 the company recorded a pre-tax charge of $250 million ($189 million after-tax, or $1.25 per share, after-tax) in the first quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between carrying value and estimated proceeds from the sale. On April 24, 2002, the company and the Buyer completed a first closing on the sale of approximately $794 million of assets, or approximately 81% of the company's Electronics and Laboratory and Scientific net leased assets at March 31, 2002. The company received approximately $548 million for the sale of these assets, which included the assumption of approximately $258 million of related secured debt and other obligations. On May 31, 2002, the company and the Buyer completed a second closing on the sale of Electronics and Laboratory and Scientific assets, for which the company received an additional approximately $24 million, including the assumption of approximately $5 million of related secured debt and other obligations. Both closings are subject to an adjustment to the proceeds based upon the completion of a final audit of the purchased assets and assumed debt. GE rejected $93 million of assets due to documentation or credit issues, and Comdisco continues the management of these assets.

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

The sale included the purchase of assets of the U.S. operations of the Availability Solutions business and the stock of its subsidiaries in the United Kingdom, France and Canada. The sale excluded the purchase of the stock of subsidiaries in Germany and Spain, as well as other identified assets, including Network Services and IT CAP Solutions. For purposes of our consolidated financial statements, the company has accounted for the businesses included in the sale to SunGard as discontinued operations of the company. Furthermore, as a result of the company's intention to exit the Availability Solutions businesses of Germany and Spain, the company has also accounted for these businesses as discontinued operations. As such, for the three months ended June 30, 2002 and 2000, the only businesses included within Services continuing operations are IT CAP services business and the remaining network services business.

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

The Bankruptcy Court approved the sales of the company's Electronics and Laboratory and Scientific Leasing businesses and its Healthcare leasing business in January 2002 and April 2002, respectively. In accordance with SFAS 121, the company recorded a pre-tax charge of $250 million ($189 million, or $1.25 per share) in the first quarter of fiscal 2002 to reduce cost in excess of fair value to reflect the difference between the carrying value and estimated proceeds from the sale, or disposition of assets excluded from the sale of Electronics and Laboratory and Scientific Leasing businesses and, in the second quarter of fiscal 2002, a pre-tax charge of $15 million ($9 million after-tax, or $.06 per share) for the sale of the Healthcare leasing business. These charges are included in reorganization items.

As a result of the leased asset sales, the related impact on future taxable income, and continued constraints on business expansion in the near-term, the company established an income tax valuation allowance totaling $23 million, or $.15 per share, during the quarter ended March 31, 2002. This was based on management's assessment that it was more likely than not that the company would not realize its net deferred tax assets. Also, the company recognized an $18 million U.S. tax benefit as a result of the recently enacted tax law change which extends the net operating loss carry back period from two to five years. The tax benefit had no impact on results of operations.

Net loss for the three months ended June 30, 2002 was $97 million, or $.64 per common share, as compared a net loss of $164 million, or $1.08 per common share, for the three months ended June 30, 2001. The decrease in the net loss in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 was primarily the result of lower selling, general and administrative costs, lower bad debt expenses, and lower interest expenses. Net loss for the nine months ended June 30, 2002 was $203 million, or $1.35 per common share, as compared to a net loss of $130 million, or $.86 per common share, in the prior year period. The increase in the net loss in the nine months ended June 30, 2002 compared to the year earlier period was primarily the result of the sales discussed above, offset by lower selling, general and administrative costs and lower interest expenses. Reorganization expenses incurred as a result of the bankruptcy for the three and nine months ended June 30, 2002 were $57 million and $349 million, respectively. The company's results of operations in the three and nine months ended June 30, 2002 benefited from a weaker dollar, primarily during the quarter ended June 30, 2002, resulting in foreign exchange gains, which are included in the statements of operations in selling, general and administrative expenses, of $26 million and $24 million, respectively.

RESULTS OF OPERATIONS

Overview

Leasing: Leasing volume decreased in the three months ended June 30, 2002 as compared to the prior year. The decrease is due to the company's financial constraints and the related impact on new business volume and remarketing as discussed above (see "RISK FACTORS - UNCERTAINTIES RELATING TO THE IMPLEMENTATION OF THE PLAN OF REORGANIZATION, general economic conditions, anticipated asset sales and the impact of the Filing on the business.

Leasing had pretax losses of $10 million in the three months ended June 30, 2002, compared to pretax losses of $142 million and pretax losses of $10 million the three months ended June 30, 2001 and March 31, 2002. The decrease in the pretax losses in the third quarter of fiscal 2002 compared to the net loss in the third quarter of fiscal 2001 was primarily the result of lower selling, general and administrative costs, lower bad debt expenses, and lower interest expenses. Cost of equipment placed on lease was $82 million during the quarter ended June 30, 2002. This compares to cost of equipment placed on lease of $245 million and $185 million during the quarters ended June 30, 2001 and March 31, 2002, respectively.

Comdisco Ventures group: Comdisco Ventures group recorded revenue of $66 million in the three months ended June 30, 2002 compared to $107 million in the year earlier period. The decrease was due to lower revenue from the sale of equity investments, and lower leasing revenue and interest income on venture debt. Comdisco Ventures group had pretax losses of $31 million in the three months ended June 30, 2002, compared to pretax losses of $119 million and pretax losses of $63 million in the three months ended June 30, 2001 and March 31, 2002, respectively. The decrease in pretax losses in the current period compared to prior year period was primarily due to reduced bad debt expenses, offset by lower revenue from the sale of equity investments.

Revenue from the sale of equity investments obtained in conjunction with the company's financing transactions, which is included in "Other revenue" on the Statement of Earnings (Loss), was $7 million in the three months ended June 30, 2002 compared to $17 million in the prior year period. Warrant sale proceeds and capital gains for the three months ended June 30, 2002 and 2001 were as follows (in millions):

                                        For the three months ended
                                                June 30,
                                              2002    2001
                                             --------------
Proceeds from the sale of equity securities   $  2    $ 11
Less: cost of equity securities ...........     (4)     (6)
                                              -----   -----
Capital gains                                   (2)      5
Warrant sale proceeds .....................      9      12
                                              -----   -----
Total .....................................   $  7    $ 17
                                              =====   =====

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

Comdisco Ventures group has not actively sought new commitments since the second quarter of fiscal 2001. Total new fundings for the three months ended June 30, 2002 and 2001 by product were as follows (in millions):



                    Three Months Ended
                         June 30,
                   2002           2001
                ---------------------------

Leases           $      1       $      38
Debt                   12              31
Equity                 --              --
                ------------  -------------
                 $     13       $      69
                ============  =============


Lower bad debt expense in the current quarter compared to the year earlier quarter reflects, in part, the reduction in overall commitments and related fundings during the last twelve months, as well as reduced overall Ventures group total assets.

Three months ended June 30, 2002

Revenue

Total revenue for the three months ended June 30, 2002 was $326 million compared to $585 million in the prior year quarter and $444 million in the quarter ended March 31, 2002. The decrease in total revenue in the current year quarter compared to the year earlier period is due to lower revenues from Comdisco Ventures group and lower leasing revenue. The decrease in total revenue in the quarter ended June 30, 2002 compared to the second quarter of fiscal 2002 is primarily due to reduced revenue from leasing.

Leasing: Total leasing revenue of $205 million for the quarter ended June 30, 2002 represented a decrease of 53% compared to the year earlier period. Total leasing revenue was $319 million in the second quarter of fiscal 2002. The decrease in total leasing revenue in the current year period compared to both the year earlier period and the first quarter of fiscal 2002 is primarily due to a reduction in operating lease revenue and reduced revenue from direct financing leases. The decrease reflects the reduction in total leased assets, and, for the year earlier period, the reduction in remarketing activity. The company expects the lease portfolio to continue to decline as new leasing volume remains at relatively low levels and because of the sale of the Electronics, Laboratory and Scientific and Healthcare leased assets and as the company continues to operate in an orderly sale or run off of all its existing asset portfolios. The decrease in leasing volume during the last eighteen months was initially due to a decision by the company to reduce its capital expenditures in response to lowered senior unsecured credit ratings in October, 2000, the resulting negative impact on the company's access to the capital markets, and, subsequently, the loss of access to its lines of credit, the anticipated sale of leased assets, the customer uncertainty created by the Filing, and, effective with the company's Plan, the orderly sale or run off of all its existing asset portfolios.

Operating lease revenue minus operating lease cost was $26 million, or 15.4% of operating lease revenue (collectively, the "Operating Lease Margin"), and $75 million, or 19.9% of operating lease revenue, in the three months ended June 30, 2002 and 2001, respectively. The Operating Lease Margin was $57 million, or 20.5% in the quarter ended March 31, 2002. The decrease in operating lease revenue minus operating lease cost in the current period compared to the year earlier period is due to significantly reduced leased assets.

Sales: Revenue from sales, which includes remarketing and buy/sell activities, during the three months ended June 30, 2002 and 2001 is shown in the table below (in millions):


                           For the three months ended June 30,
                          2002                               2001
          ----------------------------------- ----------------------------------
             Revenue     Expense     Margin     Revenue      Expense    Margin
          ------------ ----------- ---------- ----------- ------------ ---------

Sales      $      84    $     90        -7%    $     66     $    72       -9%


The loss on equipment sales in the quarter ended June 30, 2002 is primarily from the sale of electronics equipment. Published reports indicate continued earnings pressures for the semi-conductor and contract manufacturers and the year-to-year declines in bookings has negatively impacted the market for used electronics equipment.

Technology services: Revenue from technology services was $21 million, $29 million and $25 million in the three months ended June 30, 2002 and 2001 and March 31, 2002 respectively. The decrease in the current year period compared to the year earlier period is primarily the result of reduced revenues from the IT CAP service business. The prior year period included approximately $7 million of North American IT CAP services business revenue while there were no revenues in the current period. See "Business" for information relating to the sale of the assets of the North American IT CAP services business.

Other revenue: Other revenue for the three months ended June 30, 2002 and 2001 was $16 million and $55 million, respectively. The components of other revenue were as follows (in millions):

                                     For the three months ended
                                              June 30,
                                        2002             2001
                                   --------------------------------
Comdisco Ventures group:

  Sale of equity holdings               $ 7                $17
  Interest income on notes                6                 15
  Other ..................               --                 --
                                      -------            -------
    Total                                13                 32

Leasing:
  Investment income ......               --                  8
  Other ..................                3                 15
                                      -------            -------
    Total ................                3                 23
                                      -------            -------
Total Other revenue ......              $16                $55
                                      =======            =======


The decrease in interest income on notes reflects continued reductions in the Comdisco Ventures group promissory note assets.

Costs and Expenses

Total costs and expenses for the quarter ended June 30, 2002 were $415 million compared to $847 million in the prior year period. The decrease is primarily due to reduced leasing expenses and interest expense as a result of the Filing.

Leasing costs: Leasing costs totaled $155 million for the three months ended June 30, 2002, compared to $322 million in the year earlier period and $233 million in the first quarter of fiscal 2002. The decrease is due to the decrease in leasing volume, sale of leased assets and a decrease in remarketing activities recorded as sales-type leases.

Technology services costs: Services costs were $12 million, $30 million and $15 million in the three months ended June 30, 2002 and 2001 and March 31, 2002, respectively. The decrease reflects the overall reduction in services revenue and, for the current quarter, the sale of IT CAP Services North America in February 2002.

Selling, general and administrative: Selling, general and administrative expenses totaled $28 million in the quarter ended June 30, 2002 compared to $126 million in the quarter ended June 30, 2001 and $73 million in the quarter ended March 31, 2002. The following table summarizes selling, general and administrative expenses (in millions):

                                          For the three months ended
                                                   June 30,
                                             2002             2001
                                        ---------------  ---------------


Incentive compensation                       $ 18             $ 21
Estimated severance payments                    3                8
Other compensation and benefits                18               30
Outside professional services                   8               29
Foreign exchange gain                         (26)              --
Other expenses                                  7               38
                                        ---------------  ---------------
                                             $ 28             $126
                                        ===============  ===============


The reductions in severance payments and other compensation and benefits in the current year quarter compared to the year earlier period reflect the continued reduction in personnel. As of the Petition Date, the company had approximately 2,100 domestic employees. As of the date of emergence from bankruptcy, the company had approximately 400 domestic employees. The decrease in outside professional services reflects the reduction in overall operating activities and the reduced need for system development and enhancement as the company implements its Plan.

Write-down of equity securities: The write-down of equity securities totaled $27 million in the three months ended June 30, 2002 compared to $68 million and $10 million in the three months ended June 30, 2001 and March 31, 2002, respectively. For equity investments which are non-quoted investments, the company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The company identifies and records impairment losses on equity securities when events and circumstances indicate that such assets might be impaired. Such events and circumstances can include but are not limited to bankruptcies and/or equity down-rounds. Bankruptcies result in a full write-off of the cost of the company's investment while equity down-rounds result in the company writing down its investment to the most recent equity round price. The company also has an established credit rating system that analyzes the prospects of each portfolio company by considering certain quantitative and qualitative factors. This quarterly analysis is also used in determining if equity securities are partially or completely impaired.

Bad debt: Bad debt expenses totaled $35 million in the three months ended June 30, 2002 compared to $117 million and $72 million in the three months ended June 30, 2001 and March 31, 2002, respectively. The decrease in the current year period compared to the second quarter of fiscal 2001 was primarily due to a reduction in bad debt expense for Ventures.

The following table summarizes bad debt expense (in millions):

                           For the three months ended
                                    June 30,
                               2002           2001
                           ------------   ------------

Comdisco Ventures group        $ 13          $ 81
Leasing                          22            36
                           ------------   ------------
Total bad debt expense         $ 35          $117
                           ============   =============

Interest expense: Interest expense for the three months ended June 30, 2002 and 2001 totaled $11 and $112 million, respectively. Interest expense for the current period primarily represents interest accrued on the company's secured debt obligations and debt obligations of the company's foreign subsidiaries. As of July 16, 2001, the company ceased accruing interest on the unsecured debt obligations of the Debtors. Contractual interest on all obligations for the three months ended June 30, 2002 was $70 million, which is $59 million in excess of recorded interest expense included in the accompanying financial statements.

Reorganization items: See Note 4 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for a discussion of reorganization items. Included in reorganization items for the three months ended June 30, 2002 is the pre-tax charge of $6 million for the previously discussed estimated loss on the sale of Australian and New Zealand IT assets.

Discontinued operations

Net loss from discontinued operations was $3 million for the three months ended June 30, 2002 compared to net earnings of $4 million in the prior year period.

Prism Communications: Continued declines in the telecommunications industry in the three months ended June 30, 2002, negatively impacted the market for telecommunications equipment. As a result, the company recorded a charge of $3 million, or $.02 per common share, to write-down these assets to current fair market value. The estimated fair market value of these assets is approximately $2 million at June 30, 2002.

Availability Solutions: On November 15, 2001, the company completed the sale of its Availability Solutions business to SunGard. The results of operations of Availability Solutions have been classified as discontinued operations and prior periods have been restated. Revenue from Availability Solutions was $126 million during the three months ended June 30, 2001. Availability Solutions costs were $120 million during the three months ended June 30, 2001. Net earnings of the Availability Solutions business were $6 million for the three months ended June 30, 2001.

The sale excluded the purchase of the stock of subsidiaries in Germany and Spain. The company is in the process of exiting the Availability Solutions businesses in Germany and Spain and has accounted for these as discontinued businesses effective September 30, 2001. Revenue and expenses for theses businesses for three months ended June 30, 2001 were immaterial.

All periods presented, including the restatement of previously published results, reflect the results of Availability Solutions, Network Services, and Prism as discontinued operations.

Nine months ended June 30, 2002

Total revenue was $1.3 billion and $2.2 billion for the nine months ended June 30, 2002 and 2001, respectively. Total leasing revenue was $885 million and $1.4 billion for the nine months ended June 30, 2002 and 2001, respectively. The decrease in total leasing revenue compared to the prior year period was due to decreases in revenue from operating leases and sales-type leases. The decrease in operating lease revenue in the current year period compared to the prior year is due to the decrease in leasing volume. The decrease in leasing volume is due to the decision by the company to reduce its capital expenditures, initially in response to lowered senior unsecured credit ratings, and subsequently, to proceed with an orderly liquidation and sale of the company's leased assets in accordance with the Plan. Sales-type lease revenue decreased 65% in the current year period compared to the year earlier period, primarily as a result of a decrease in remarketing transactions.

Operating lease margins were $144 million, or 18.9% of operating lease revenue, and $240 million, or 20.7% of operating lease revenue, in the nine months ended June 30, 2002 and 2001, respectively. The decrease in operating lease revenue minus operating lease cost in the current period compared to the year earlier period is due to significantly reduced leased assets.

Revenue from sales, which includes sales of previously leased equipment and buy/sell activities, totaled $263 million in the nine months ended June 30, 2002, compared to $241 million in the year earlier period. Margins on sales were and 3.0% and 17.4% in the nine months ended June 30, 2002 and 2001, respectively. The decrease in margin reflects the overall decrease in margins on technology equipment and the continuing slow market for electronics equipment. The increase in revenue in the current period is due to remarketing, primarily electronics equipment, as the company continues the orderly sale of its existing asset portfolios.

Revenue from services for the nine months ended June 30, 2002 and 2001 was $70 million and $112 million, respectively, a 38% decrease. The decrease is primarily the result of reduced revenues from the IT CAP services business, including the impact of the sale of its North American IT CAP services business in February 2002.

Other revenue for the nine months ended June 30, 2002 and 2001 was $47 million and $451 million, respectively. Revenue from the sale of available-for-sale securities by Comdisco Ventures was $16 million and $353 million in the nine months ended June 30, 2002 and 2001, respectively. During the nine months ended June 30, 2001, twenty-five companies in the equity securities portfolio were acquired/merged or completed an initial public offering, compared to twenty-four companies in the year earlier period. The components of other revenue for the nine months ended June 30, 2002 and 2001 were as follows (in millions):

                                     For the nine months ended
                                              June 30,
                                        2002             2001
                                   --------------------------------
Comdisco Ventures group:

  Sale of equity holdings               $16                $353
  Interest income on notes               23                  50
  Other ..................               --                   2
                                      -------            -------
    Total                                39                 405

Leasing:
  Investment income ......               --                 23
  Other ..................                8                 23
                                      -------            -------
    Total ................                8                 46
                                      -------            -------
Total other revenue ......              $47                $451
                                      =======            =======

Warrant sale proceeds and capital gains for the nine months ended June 30, 2002 and 2001 were as follows (in millions):

                                                    For the nine months ended
                                                             June 30,
                                                   2002              2001
                                               --------------  ---------------


Proceeds from the sale of equity securities      $        14    $        129
Less: cost of equity securities                          (12)            (30)
                                               --------------  ---------------
Capital gains                                              2              99
Warrant sale proceeds                                     14             254
                                               --------------  ---------------
Total                                            $        16    $        353
                                               ==============  ===============

Total costs and expenses for the nine months ended June 30, 2002 were $1.7 billion compared to $2.3 billion in the prior year period. The decrease is due to reduced leasing costs and reduced interest expense as a result of the Filing, offset by $349 million of reorganization items, including the $271 million of pre-tax charges for the sales of electronics, laboratory and scientific and healthcare leased equipment and Australian and New Zealand IT assets discussed above.

Leasing costs totaled $651 million and $989 million in the nine months ended June 30, 2002 and 2001, respectively. The decrease in the current year period compared to the year earlier period is due to reduced operating lease revenue resulting from reduced leasing volume and a reduction in sales-type lease transactions.

Technology services costs were $43 million in the current year period compared to $106 million in the year earlier period. The decrease reflects the overall reduction in services offered and services revenue.

Selling, general and administrative expenses totaled $163 million in nine months ended June 30, 2002 compared to $292 million in the prior year period. The decrease in the current year period is primarily the result of reduced compensation costs and $24 million of foreign exchange gains during the current period. The following table summarizes selling, general and administrative expenses (in millions):

                                            For the nine months ended
                                                     June 30,
                                               2002            2001
                                          ---------------  --------------

Incentive compensation                     $         50     $        68
Estimated severance payments                         18               8
Other compensation and benefits                      64              94
Outside professional services                        28              34
Foreign exchange gain                               (24)             --
Other expenses                                       27               88
                                          ---------------  --------------
                                           $        163     $        292
                                          ===============  ==============

Write-down of equity securities: The write-down of equity securities totaled $70 million in the nine months ended June 30, 2002 compared to $101 million in the nine months ended June 30, 2001.

Bad debt expense was $145 million and $341 million in the nine months ended June 30, 2002 and 2001, respectively. The following table summarizes bad debt expense (in millions):

                           For the nine months ended
                                    June 30,
                               2002           2001
                           ------------   ------------

Comdisco Ventures group        $115          $292
Leasing                          30            49
                           ------------   ------------
Total bad debt expense         $145          $341
                           ============   =============

Interest expense for the nine months ended June 30, 2002 and 2001 totaled $51 million and $315 million, respectively. Interest expense for the current period represents interest accrued on the company's secured debt obligations and debt obligations of the company's foreign subsidiaries. As of July 16, 2001, the company ceased accruing interest on the Debtors unsecured debt obligations. Contractual interest for all obligations for the nine months ended June 30, 2002 was $230 million, which is $179 million in excess of recorded interest expense included in the accompanying financial statements.

Reorganization items: See Note 4 of Notes to Consolidated Financial Statements, which is incorporated in this section by reference, for a discussion of reorganization items. Included in reorganization items is the pre-tax charge of $271 million of pre-tax charges for the sales of electronics, laboratory and scientific and healthcare leased equipment and Australian IT assets. The pre-tax charges are discussed above.

Discontinued operations

Net earnings from discontinued operations were $201 million for the nine months ended June 30, 2002 compared to a net loss of $38 million in the year earlier period.

Availability Solutions: On November 15, 2001, the company completed the sale of its Availability Solutions business to SunGard. The results of operations of Availability Solutions have been classified as discontinued operations and prior periods have been restated. Revenue from Availability Solutions was $67 million and $358 million during the nine months ended June 30, 2002 and 2001, respectively. Availability Solutions costs were $59 million and $339 million during the nine months ended June 30, 2002 and 2001, respectively. The decreases in both revenues and costs were due to the sale of the business effective November 15, 2001.

Net earnings of the Availability Solutions business were $204 million for the nine months ended June 30, 2002 compared to $12 million in the prior year period. Approximately $199 million of the net earnings within discontinued operations for the current year period relates to the gain on the sale of the Availability Solutions business.

The sale excluded the purchase of the stock of subsidiaries in Germany and Spain. However, as a result of the company's intention to exit the Availability Solutions businesses of Germany and Spain (including the possible sale of assets in either or both countries), the company has also accounted for these businesses as discontinued operations. Revenue and expenses for the company's operations in Germany and Spain for nine months ended June 30, 2001 were immaterial.

Network Services: During the second quarter of fiscal 2001, the network management services business of the company was discontinued. The network management services were transferred to a new provider during the third quarter of fiscal 2001. Loss from discontinued operations of Network Services for the nine months ended June 30, 2001 was $32 million, or $.20 per common share.

Due to unfavorable market conditions, Prism reduced its estimated proceeds from the sale of assets from $80 million at September 30, 2000 to $20 million at March 31, 2001. Given these negative market conditions, Prism accelerated the process of shutting down its operations, thereby reducing operating costs by approximately $30 million. As a result, the company recorded in the quarter ended March 31, 2001 a noncash pre-tax charge of $30 million, $18 million after tax, or $.12 per common share, to write down these assets to current estimated fair market value. Continued declines in the telecommunications industry in the three months ended June 30, 2002, negatively impacted the market for telecommunications equipment. As a result, the company recorded a charge of $3 million, or $.02 per common share, to write down these assets to current fair market value. The estimated fair market value of these assets is approximately $2 million at June 30, 2002.

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

FINANCIAL CONDITION

At June 30, 2002, the company had cash and cash equivalents of $2.6 billion, an increase of approximately $2.0 billion compared to September 30, 2001. Net cash provided by operating activities for the nine months ended June 30, 2002 was $3.0 billion. Net cash used in investing activities was $299 million in the nine months ended June 30, 2002.

The company's primary cash flow from operating activities is leasing receipts, which declined $613 million in the nine months ended June 30, 2002 compared to the year earlier period. The decline reflects the continued decrease in leased assets. Cash flow from the sale of equity securities was $28 million in the current year period compared to $447 million in the prior year period. See discussion above regarding sale of equity securities. Selling, general and administrative cash expenses were $138 million in the nine months ended June 30, 2002 compared to $289 million in the year earlier period. The decrease primarily reflects the significant reductions in personnel, primarily domestic, during the last twelve months. Net cash provided from operating activities for the nine months ended June 30, 2002 includes cash from remarketing through the sale of equipment totaling $258 million.

As discussed above, during the last eighteen months the company significantly reduced its capital expenditures. This decision was made in response to lowered senior unsecured credit ratings in October, 2000, the resulting negative impact on the company's access to the capital markets, and, subsequently, the loss of access to its lines of credit, the anticipated sale of leased assets, the customer uncertainty created by the Filing, and, effective with the company's emergence from bankruptcy, the requirement pursuant to the Plan that the company's activities be limited to the orderly sale or run off of all its existing asset portfolios. Net cash used in investing activities decreased from $1.5 billion during the nine months ended June 30, 2001 to $299 million during the nine months ended June 30, 2002. Each of the company's investing activities were down significantly in the current period compared to the prior year period.

Net cash used in financing activities during the nine months ended June 30, 2002 were $642 million compared to $907 million in the prior year period. The significant decrease is due to the company's Filing. Principal payments on outstanding unsecured debt obligations of the Debtors have been stayed as a result of the Filing. In addition, the company's access to capital markets was significantly reduced resulting in reduced cash flows from financing activities.

See "Recent Developments" above for a description of the Plan and its proposals relating to general unsecured creditors, initial cash distribution, New Senior Notes, New Payment-in-Kind Notes, equity interests, SIP and Prism.

Pursuant to the Plan, the company's activities will be limited to the orderly run-off or sale of its existing assets, which is expected to take up to three years. Based on the Plan, the company believes it will have sufficient cash on hand and available from operations to meet its requirements under the Plan through the completion of such run-off or sale. The company's primary source of cash will be from operations, primarily from the run-off and sale of assets. Approximately forty-five days from the Effective Date, or the end of September 2002, the company's general unsecured creditors will receive and the disputed claims reserve will be funded with their pro-rata share of an initial distribution. Thereafter, the company's primary uses of cash will be operating expenses, interest and principal under the New Senior Notes and the New Payment-in-Kind Notes and remaining distributions under the Plan.

The company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, implementation of the Plan and the run-off or sale of remaining assets, the ability of the company to respond to external market conditions, timely payment by its customers, global economic conditions and the ability of the company to control operating costs and expenses.

ADDITIONAL INFORMATION REGARDING CONTINGENT DISTRIBUTION RIGHTS

Pursuant to the terms of the contingent distribution rights to be distributed pursuant to the Plan, the company agreed to provide information regarding the present value of distributions to creditors in its annual and quarterly reports. As the present value of distributions to creditors reaches certain levels of recovery established pursuant to the Plan, the holders of the contingent distribution rights are entitled to share in distributions made by the company on the terms set forth in the Plan. No distributions have been made for purposes of determining the level of recovery of creditors under the Plan. The first distribution to creditors is expected to occur approximately forty-five days after the company emerges from bankruptcy, or approximately the end of September, 2002.

ADDITIONAL INFORMATION REGARDING CONTINGENT DISTRIBUTION RIGHTS

Pursuant to the terms of the contingent distribution rights to be distributed pursuant to the Plan, the company agreed to provide information regarding the present value of distributions to creditors in its annual and quarterly reports. As the present value of distributions to creditors reaches certain levels of recovery established pursuant to the Plan, the holders of the contingent distribution rights are entitled to share in distributions made by the company on the terms set forth in the Plan. No distributions have been made for purposes of determining the level of recovery of creditors under the Plan. The first distribution to creditors is expected to occur approximately forty-five days after the company's emergence from bankruptcy, or approximately the end of September, 2002.

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

UNCERTAINTIES RELATING TO IMPLEMENTATION OF THE PLAN

The company's ability to implement the Plan may be harmed by (i) the reluctance of customers and third parties to do business with a company recently emerged from bankruptcy proceedings; (ii) the ability of the company to attract, retain and compensate key executives and associates and to retain employees generally;
(iii) the company's ability to obtain trade credit; and (iv) limitations imposed by a plan narrowly focused on the orderly run-off or sale of assets.

In addition, the company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on the results of operations.


INHERENT UNCERTAINTY OF LIMITED BUSINESS PLAN

The company's business plan upon emergence from bankruptcy is limited to an orderly run-off or sale of its remaining assets. This business plan is based on numerous assumptions including the anticipated future performance of the company in running off its operations, the time frame for the run off, general business and economic conditions, and other matters, many of which are beyond the control of the company and some of which may not materialize. As a result, the company's ability to implement this business plan is inherently uncertain. In addition, unanticipated events and circumstances occurring subsequent to the date of emergence from bankruptcy may affect the actual financial results of the company's operations.

THE COMPANY'S LIQUIDITY IS DEPENDENT ON A NUMBER OF FACTORS

The company's liquidity generally depends on cash provided by operating activities. The company's cash flow from operating activities is dependent on a number of variables, including, but not limited to, timely payment by its customers, global economic conditions, control of operating costs and expenses and the ability of the company to dispose of the securities held by Comdisco Ventures group.

REMARKETING RESULTS ARE UNCERTAIN

Quarterly operating results and cash from the sale of assets depend substantially upon remarketing transactions, which are difficult to forecast accurately.. The general economic slowdown and particularly the decrease in corporate technology equipment spending have had a negative impact on equipment values and remarketing results. While remarketing activity continues to be an important contributor to operating results in the near and long term, there can be no assurance that the company will be able to increase its remarketing activities above or maintain them at current levels or that the uncertainties with the company's current financial condition and emergence will not continue to have a negative impact on the ability of the company to sell its remaining assets.

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

Many of the companies to which Comdisco Ventures group provided venture financing are dependent on third parties for liquidity. The significant change in the availability of funds has had, and may continue to have, a material impact on the company's customer base as well as, the fair market value of its equity instruments and credit risk on its debt instruments and commitments for further financing. If more of these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to execute their business plans, there could be an increase in the company's credit losses. Further, increases in credit losses during fiscal 2001 and the nine months half of fiscal 2002 indicate that there is an increasing number of companies in the Comdisco Ventures group portfolio that are currently experiencing or will be experiencing liquidity shortfalls in the near term. Early-stage companies, unable to obtain additional financing, are reducing overhead or closing down completely. Management has an on-going business and portfolio review process intended to identify problem companies within Comdisco Ventures group financing portfolio. To the extent there are revisions in management's estimates, the company's operating results and financial condition could be materially adversely affected.

Current economic conditions also have adversely affected the opportunities for the acquisition/merger of the Internet-related, communications and other high technology and emerging growth companies that make up the substantial majority of Comdisco Ventures group's portfolio. Additionally, the public market for high technology and other emerging growth companies is extremely volatile. Such volatility has adversely affected the ability of the company to dispose of the equity securities and the value of those securities on the date of sale. Exacerbating these conditions is the fact that the equity instruments held by the company are subject to lockup agreements restricting its ability to sell until several months after an initial public offering. Without an available liquidity event, the company is unable to dispose of its equity securities. As a result, Comdisco Ventures group may not be able to generate gains or receive proceeds from the sale of equity holdings and the company's business and financial results may suffer. Additionally, liquidation preferences have been, and may continue to be, granted by companies in the portfolio to parties willing to lend to such companies. The liquidation preferences have had, and may continue to have, an adverse impact on the value of the Comdisco Ventures group's equity and warrant holdings. For those securities without a public trading market, the realizable value of Comdisco Ventures group's interests may prove to be lower than the carrying value currently reflected in the financial statements.

IMPACT OF INTEREST RATES AND FOREIGN EXCHANGE RATES

Changes in interest rates and foreign exchange rates affect the fair market value of the company's leased assets. Decreases in interest rates would positively impact the value of the company's assets and a strengthening of the dollar would negatively impact the value of our net foreign assets. As a result of the Filing, the company did not accrue for or pay any interest on any of its unsecured debt while in bankruptcy. Nondebtor subsidiaries continue to accrue for and make interest payments on their debt obligations and the Nondebtor debt obligations were paid subsequent to June 30, 2002

OPERATING RESULTS ARE SUBJECT TO QUARTERLY FLUCTUATIONS

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

DEFENSE OF CLASS ACTION LAWSUITS COULD OCCUPY COMPANY RESOURCES TO THE DETRIMENT OF ITS BUSINESS

While the company believes the litigation outstanding against it is without merit, the company's defense of this litigation could result in substantial costs and a diversion of our management's attention and resources which could materially adversely affect the company's business, results of operations and financial condition. The purported class action litigation was subject to a proof of claim in the company's bankruptcy which was withdrawn and the litigation will now proceed against named former officers of the company. See page 17 of the company's Annual Report on Form 10-K for fiscal year ended 2001 for information about this litigation.

OTHER

Other uncertainties include general business conditions, competition, ability to sell assets, reductions in technology budgets and related spending plans and the impact of workforce reductions on the company's operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company's market risk during the three months ended June 30, 2002. For additional information, refer to page 34 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

See Note 5 of Notes to Consolidated Financial Statements for average daily borrowings and average interest rates for the nine months ended June 30, 2002. See "Default Under Credit Facilities and Senior Debt" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 for the impact of the Filing on the Company's outstanding obligations.

Part II  Other Information

ITEM 1.    LEGAL PROCEEDINGS


Material developments relating to the company's Filing during the first quarter of fiscal 2002 are discussed in Note 1 of the Notes to the Consolidated Financial Statements, which is incorporated in this section by this reference.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit  No.                     Description of Exhibit


     2.00 Joint Plan of Reorganization Incorporated by reference to Exhibit 99.3 filed with the company's Current Report on Form 8-K dated April 21, 2002 and filed with the Commission on May 10, 2002.

     3.01 Certificate of Incorporation of Comdisco Holdings Company, Inc.

     3.02 By-Laws of Comdisco Holding Company, Inc.

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


     11.00 Computation of Earnings (Loss) Per Share

     99.10 Certification pursuant to 18 u.s.c. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

b) Reports on Form 8-K: The company has filed the following current reports on Form 8-K which have not been previously reported:

     On August 9, 2002, the company filed a Current Report on Form 8-K dated July 30, 2002 reporting Item 3. Bankruptcy or Receivership and reporting
     Item 7. Financial Statements and Exhibits. The filing included the First Amended Joint Plan of Reorganization dated June 13, 2002.

     On August 14, 2002, the company filed Current Report on Form 8-K dated August 12, 2002 reporting Item 5. Other Events. The filing included a press release dated August 13, 2002 announcing the company's emergence from bankruptcy.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMDISCO HOLDING COMPANY, INC.
                                (AS SUCCESSOR TO COMDISCO, INC.)
                                ----------------------------------


Date:  August 19, 2002           /s/ Ronald C. Mishler     /s/ David S. Reynolds
                                ---------------------     ----------------------
                                 Ronald C. Mishler         David S. Reynolds
                                 Chairman and              Controller
                                 Chief Executive Officer

                                                                    Exhibit 3.01
                          CERTIFICATE OF INCORPORATION
                                       OF
                         COMDISCO HOLDING COMPANY, INC.

     FIRST: The name of the Corporation is Comdisco Holding Company, Inc. (the "Corporation").


     SECOND: The address of the registered office of the Corporation in the State of Delaware is 1209 Orange Street, in the City of Wilmington, County of New Castle. The name of its registered agent at that address is The Corporation Company Trust.


     THIRD: The business purpose of the Corporation is to sell, collect or otherwise reduce to money the assets of the Corporation in the ordinary course in an orderly manner, pay and discharge the Corporation's liabilities and distribute any excess to the Corporation's shareholders in the form of dividends or other distributions. The Corporation shall not be permitted to engage in any activities inconsistent with the foregoing purpose. The Corporation may engage in any lawful transaction of any or all lawful purposes for which corporations may be incorporated under the General Corporation Law of the State of Delaware as set forth in Title 8 of the Delaware Code (the "GCL") to accomplish that business purpose.


     FOURTH: The total number of shares of stock which the Corporation shall have authority to issue is 10,000,000 shares of Common Stock, each having a par value of one cent ($0.01). Notwithstanding any other provisions contained herein to the contrary, the Corporation shall not issue nonvoting equity securities. This prohibition on the issuance of nonvoting equity securities is included in this Certificate of Incorporation in compliance with Section 1123(a)(6) of the Bankruptcy Code (11 U.S.C.ss.1123(a)(6)). The holders of Common Stock shall not have cumulative voting rights. The holders of Common Stock shall not be entitled to preemptive or subscription rights.


     FIFTH: The following provisions are inserted for the management of the business and the conduct of the affairs of the Corporation, and for further definition, limitation and regulation of the powers of the Corporation and of its directors and stockholders:

     (1) The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors and, in so managing the business and affairs of the Corporation with the business purpose to sell, collect or otherwise reduce to money the assets of the Corporation in the ordinary course and in an orderly manner, pay and discharge the Corporation's liabilities and distribute any excess to the Corporation's shareholders in the form of dividends or other distributions, the Board of Directors shall have no duty or obligation whatsoever to consider re-commencing ordinary operations.

     (2) The Board of Directors shall consist of five (5) members. Members of the Board of Directors shall be elected for a two (2) year term.

     (3) A director shall hold office until the annual meeting for the year in which his or her term expires and until his or her successor shall be elected and shall qualify, subject, however to prior death, resignation, retirement, disqualification or removal from office.

     (4) Until the first annual meeting of shareholders of the Corporation at which directors are to be elected, any vacancy occurring on the Board of Directors (i) with respect to a member originally selected to serve on the Board of Directors by the Creditors' Committee pursuant to the First Amended Joint Plan of Reorganization of Comdisco, Inc. and its Affiliated Debtors and Debtors in Possession, dated as of June 13, 2002 (the "Plan"), shall be filled by a person designated by the remaining directors selected by the Creditors' Committee, even if less than a quorum, as a replacement to serve out the remainder of the applicable term and (ii) with respect to the member initially serving as the Chief Executive Officer pursuant to the Plan shall be filled by a person designated by a majority of the Board of Directors then in office, even if less than a quorum, to serve out the remainder of the applicable term.

     (5) Any vacancy occurring on the Board of Directors after the first annual meeting of shareholders at which directors are to be elected may be filled by a majority of the Board of Directors then in office, even if less than a quorum, or by a sole remaining director. Any director elected to fill a vacancy shall have the same remaining term as that of his predecessor.

     (6) The directors shall have concurrent power with the stockholders to make, alter, amend, change, add to or repeal the By-Laws of the Corporation.

     (7) No director shall be personally liable to the Corporation or any of its stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent such exemption from liability or limitation thereof is not permitted under the GCL as the same exists or may hereafter be amended. If the GCL is amended hereafter to authorize the further elimination or limitation of the liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent authorized by the GCL, as so amended. Any repeal or modification of this Article Fifth shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification with respect to acts or omissions occurring prior to such repeal or modification.


     SIXTH: The Corporation shall indemnify its directors and officers to the fullest extent authorized or permitted by applicable law, as now or hereafter in effect, and such right to indemnification shall continue as to a person who has ceased to be a director or officer of the Corporation and shall inure to the benefit of his or her heirs, executors and personal and legal representatives; provided, however, that, except for proceedings to enforce rights to indemnification, the Corporation shall not be obligated to indemnify any director or officer (or his or her heirs, executors or personal or legal representatives) in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized or consented to by the Board of Directors. The right to indemnification conferred by this Article Sixth shall include the right to be paid by the Corporation the expenses incurred in defending or otherwise participating in any proceeding in advance of its final disposition upon receipt by the Corporation of an undertaking by or on behalf of the director or officer receiving advancement to repay the amount advanced if it shall ultimately be determined that such person is not entitled to be indemnified by the Corporation under this Article Sixth.

     The Corporation may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Corporation similar to those conferred in this Article Sixth to directors and officers of the Corporation.

     The rights to indemnification and to the advance of expenses conferred in this Article Sixth shall not be exclusive of any other right which any person may have or hereafter acquire under this Certificate of Incorporation, the By-Laws of the Corporation, any statute, agreement, vote of stockholders or disinterested directors or otherwise.

     Any repeal or modification of this Article Sixth by the stockholders of the Corporation shall not adversely affect any rights to indemnification and to the advancement of expenses of a director or officer of the Corporation existing at the time of such repeal or modification with respect to any acts or omissions occurring prior to such repeal or modification.


     SEVENTH: Meetings of stockholders may be held within or without the State of Delaware, as the By-Laws may provide. The books of the Corporation may be kept (subject to any provision contained in the GCL) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the By-Laws of the Corporation.


     EIGHTH: In furtherance and not in limitation of the powers conferred upon it by the laws of the State of Delaware, the Board of Directors shall have the power to adopt, amend, alter or repeal the Corporation's By-Laws. The affirmative vote of at least a majority of the entire Board of Directors shall be required to adopt, amend, alter or repeal the Corporation's By-Laws. The Corporation's By-Laws also may be adopted, amended, altered or repealed by the affirmative vote of the holders of at least eighty percent (80%) of the voting power of the shares entitled to vote at an election of directors.


     NINTH: The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation, provided that, notwithstanding
Section 242(b)(1) of the GCL, any amendment shall be approved by the affirmative vote of the holders of at least eighty percent (80%) of the voting power of the shares entitled to vote thereon.


     TENTH: The name and mailing address of the Sole Incorporator is as follows:
Deborah M. Reusch, P.O. Box 636, Wilmington, Delaware 19899.


 [The remainder of this page intentionally blank.]


     I, THE UNDERSIGNED, being the Sole Incorporator hereinbefore named, for the purpose of forming a corporation pursuant to the GCL, do make this Certificate, hereby declaring and certifying that this is my act and deed and the facts herein stated are true, and accordingly have hereunto set my hand this 8th day of August, 2002.


                                                     /s/ Deborah M. Reusch
                                                    ----------------------------
                                                     Deborah M. Reusch
                                                     Sole Incorporator

                                                                    Exhibit 3.02


                                   BY-LAWS

                                     OF

                       COMDISCO HOLDING COMPANY, INC.

                           A Delaware Corporation


                          Effective August 9, 2002


                                          TABLE OF CONTENTS

                                                                                                      Page

ARTICLE I OFFICES........................................................................................1
   Section 1.     Registered Office......................................................................1
   Section 2.     Other Offices..........................................................................1

ARTICLE II MEETINGS OF STOCKHOLDERS......................................................................1
   Section 1.     Place of Meetings......................................................................1
   Section 2.     Annual Meetings........................................................................2
   Section 3.     Special Meetings.......................................................................2
   Section 4.     Notice.................................................................................2
   Section 5.     Adjournments...........................................................................3
   Section 6.     Quorum.................................................................................3
   Section 7.     Voting.................................................................................4
   Section 8.     Proxies................................................................................4
   Section 9.     Consent of Stockholders in Lieu of Meeting.............................................5
   Section 10.    List of Stockholders Entitled to Vote..................................................8
   Section 11.    Record Date............................................................................8
   Section 12.    Stock Ledger..........................................................................10
   Section 13.    Conduct of Meetings...................................................................10
   Section 14.    Inspectors of Election................................................................11

ARTICLE III DIRECTORS...................................................................................12
   Section 1.     Number and Election of Directors......................................................12
   Section 2.     Vacancies.............................................................................12
   Section 3.     Duties and Powers.....................................................................12
   Section 4.     Meetings..............................................................................13
   Section 5.     Organization..........................................................................13
   Section 6.     Resignations of Directors.............................................................13
   Section 7.     Quorum................................................................................14
   Section 8.     Actions of the Board by Written Consent...............................................14
   Section 9.     Meetings by Means of Conference Telephone.............................................14
   Section 10.    Committees............................................................................15
   Section 11.    Compensation..........................................................................15
   Section 12.    Interested Directors..................................................................16

ARTICLE IV OFFICERS.....................................................................................17
   Section 1.     Officers..............................................................................17
   Section 2.     Powers and Duties of the Chairman of the Board........................................18
   Section 3.     Powers and Duties of the Chief Executive Officer......................................18
   Section 4.     Powers and Duties of the Chief Operating Officer......................................19
   Section 5.     Powers and Duties of the President....................................................20
   Section 6.     Powers and Duties of the Executive Vice Presidents, Senior Vice
                    Presidents and Vice Presidents......................................................20
   Section 7.     Powers and Duties of the Controller...................................................20
   Section 8.     Powers and Duties of the Treasurer....................................................21
   Section 9.     Powers and Duties of the Secretary....................................................21
   Section 10.    Powers and Duties of Additional Officers..............................................22

ARTICLE V STOCK.........................................................................................22
   Section 1.     Form of Certificates..................................................................22
   Section 2.     Signatures............................................................................22
   Section 3.     Lost Certificates.....................................................................23
   Section 4.     Transfers.............................................................................23
   Section 5.     Dividend Record Date..................................................................24
   Section 6.     Record Owners.........................................................................24
   Section 7.     Transfer and Registry Agents..........................................................24

ARTICLE VI NOTICES......................................................................................25
   Section 1.     Notices...............................................................................25
   Section 2.     Waivers of Notice.....................................................................26

ARTICLE VII GENERAL PROVISIONS..........................................................................26
   Section 1.     Dividends.............................................................................26
   Section 2.     Disbursements.........................................................................27
   Section 3.     Fiscal Year...........................................................................27
   Section 4.     Corporate Seal........................................................................27

ARTICLE VIII AMENDMENTS.................................................................................28
   Section 1.     Amendments............................................................................28
   Section 2.     Entire Board of Directors.............................................................28




                                     BY-LAWS

                                       OF

                         COMDISCO HOLDING COMPANY, INC.

                     (hereinafter called the "Corporation")

                                    ARTICLE I

                                     OFFICES

     Section 1. Registered Office. The address of the registered office of the Corporation in the State of Delaware is 1209 Orange Street, in the City of Wilmington, County of New Castle. The name of its registered agent at that address is The Corporation Trust Company.

     Section 2. Other Offices. The Corporation also may have offices at such other places, both within and without the State of Delaware, as the Board of Directors may from time to time determine.

                                   ARTICLE II

                            MEETINGS OF STOCKHOLDERS

     Section 1. Place of Meetings. Meetings of the stockholders for the election of directors or for any other purpose shall be held at such time and place, either within or without the State of Delaware, as shall be designated from time to time by the Board of Directors. The Board of Directors may, in its sole discretion, determine that a meeting of the stockholders shall not be held at any place, but may instead be held solely by means of remote communication in the manner authorized by the General Corporation Law of the State of Delaware (the "DGCL").

     Section 2. Annual Meetings. The Annual Meeting of Stockholders shall be held on such date and at such time as shall be designated from time to time by the Board of Directors. Any proper business may be transacted at the Annual Meeting of Stockholders.

     Section 3. Special Meetings. Unless otherwise required by law or by the certificate of incorporation of the Corporation, as amended and restated from time to time (the "Certificate of Incorporation"), Special Meetings of Stockholders, for any purpose or purposes, may be called by either: (i) the Chairman, the Chief Executive Officer, the President or the Secretary; (ii) any such officer at the request in writing of the Board of Directors or a committee of the Board of Directors that has been duly designated by the Board of Directors and whose powers and authority include the power to call such meetings; or (iii) stockholders owning a majority of the capital stock of the Corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting. At a Special Meeting of Stockholders, only such business shall be conducted as shall be specified in the notice of meeting (or any supplement thereto).

     Section 4. Notice. Whenever stockholders are required or permitted to take any action at a meeting, a written notice of the meeting shall be given which shall state the place, if any, date and hour of the meeting, the means of remote communications, if any, by which stockholders and proxyholders may be deemed to be present in person and vote at such meeting, and, in the case of a Special Meeting, the purpose or purposes for which the meeting is called. Unless otherwise required by law, written notice of any meeting shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting to each stockholder entitled to notice of and to vote at such meeting.

     Section 5. Adjournments. Any meeting of the stockholders may be adjourned from time to time to reconvene at the same or some other place, and notice need not be given of any such adjourned meeting if the time and place, if any, thereof and the means of remote communications, if any, by which stockholders and proxyholders may be deemed to be present in person and vote at such adjourned meeting are announced at the meeting at which the adjournment is taken. At the adjourned meeting, the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty (30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, notice of the adjourned meeting in accordance with the requirements of Section 4 hereof shall be given to each stockholder of record entitled to notice of and to vote at the meeting.

     Section 6. Quorum. Unless otherwise required by applicable law or the Certificate of Incorporation, the holders of a majority of the Corporation's capital stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business. A quorum, once established, shall not be broken by the withdrawal of enough votes to leave less than a quorum. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, in the manner provided in Section 5 hereof, until a quorum shall be present or represented.

     Section 7. Voting. Unless otherwise required by law, the Certificate of Incorporation or these By-Laws, any question brought before any meeting of the stockholders, other than the election of directors, shall be decided by the vote of the holders of a majority of the total number of votes of the Corporation's capital stock represented and entitled to vote thereat, voting as a single class. Unless otherwise provided in the Certificate of Incorporation, and subject to Section 5 of Article V hereof, each stockholder represented at a meeting of the stockholders shall be entitled to cast one (1) vote for each share of the capital stock entitled to vote thereat held by such stockholder. Such votes may be cast in person or by proxy as provided in Section 8 hereof. The Board of Directors, in its discretion, or the officer of the Corporation presiding at a meeting of the stockholders, in such officer's discretion, may require that any votes cast at such meeting shall be cast by written ballot.

     Section 8. Proxies. Each stockholder entitled to vote at a meeting of the stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for such stockholder as proxy, but no such proxy shall be voted upon after three (3) years from its date, unless such proxy provides for a longer period. Without limiting the manner in which a stockholder may authorize another person or persons to act for such stockholder as proxy, the following shall constitute a valid means by which a stockholder may grant such authority:

     (i) A stockholder may execute a writing authorizing another person or persons to act for such stockholder as proxy. Execution may be accomplished by the stockholder or such stockholder's authorized officer, director, employee or agent signing such writing or causing such person's signature to be affixed to such writing by any reasonable means, including, but not limited to, by facsimile signature.

     (ii) A stockholder may authorize another person or persons to act for such stockholder as proxy by transmitting or authorizing the transmission of a telegram, cablegram or other means of electronic transmission to the person who will be the holder of the proxy or to a proxy solicitation firm, proxy support service organization or like agent duly authorized by the person who will be the holder of the proxy to receive such transmission, provided that any such telegram, cablegram or other means of electronic transmission must either set forth or be submitted with information from which it can be determined that the telegram, cablegram or other electronic transmission was authorized by the stockholder. If it is determined that such telegrams, cablegrams or other electronic transmissions are valid, the inspectors or, if there are no inspectors, such other persons making that determination shall specify the information on which they relied.

          Any copy, facsimile telecommunication or other reliable reproduction of the writing or transmission authorizing another person or persons to act as proxy for a stockholder may be substituted or used in lieu of the original writing or transmission for any and all purposes for which the original writing or transmission could be used; provided, however, that such copy, facsimile telecommunication or other reproduction shall be a complete reproduction of the entire original writing or transmission.

     Section 9. Consent of Stockholders in Lieu of Meeting. Unless otherwise provided in the Certificate of Incorporation, any action required or permitted to be taken at any Annual or Special Meeting of Stockholders of the Corporation may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the Corporation by delivery to its registered office in the State of Delaware, its principal place of business, or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of the stockholders are recorded. Delivery made to the Corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. Every written consent shall bear the date of signature of each stockholder who signs the consent and no written consent shall be effective to take the corporate action referred to therein unless, within sixty (60) days of the earliest dated consent delivered in the manner required by this Section 9 to the Corporation, written consents signed by a sufficient number of holders to take action are delivered to the Corporation by delivery to its registered office in the State of Delaware, its principal place of business, or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of the stockholders are recorded. A telegram, cablegram or other electronic transmission consenting to an action to be taken and transmitted by a stockholder or proxyholder, or by a person or persons authorized to act for a stockholder or proxyholder, shall be deemed to be written, signed and dated for the purposes of this Section 9, provided that any such telegram, cablegram or other electronic transmission sets forth or is delivered with information from which the Corporation can determine (i) that the telegram, cablegram or other electronic transmission was transmitted by the stockholder or proxyholder or by a person or persons authorized to act for the stockholder or proxyholder and
(ii) the date on which such stockholder or proxyholder or authorized person or persons transmitted such telegram, cablegram or electronic transmission. The date on which such telegram, cablegram or electronic transmission is transmitted shall be deemed to be the date on which such consent was signed. No consent given by telegram, cablegram or other electronic transmission shall be deemed to have been delivered until such consent is reproduced in paper form and until such paper form shall be delivered to the Corporation by delivery to its registered office in the State of Delaware, its principal place of business or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of the stockholders are recorded. Delivery made to the Corporation's registered office shall be made by hand or by certified or registered mail, return receipt requested. Any copy, facsimile or other reliable reproduction of a consent in writing may be substituted or used in lieu of the original writing for any and all purposes for which the original writing could be used, provided that such copy, facsimile or other reproduction shall be a complete reproduction of the entire original writing. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing and who, if the action had been taken at a meeting, would have been entitled to notice of the meeting if the record date for such meeting had been the date that written consents signed by a sufficient number of holders to take the action were delivered to the Corporation as provided above in this Section 9.

     Section 10. List of Stockholders Entitled to Vote. The officer of the Corporation who has charge of the stock ledger of the Corporation shall prepare and make, at least ten (10) days before every meeting of the stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to the meeting (i) on a reasonably accessible electronic network, provided that the information required to gain access to such list is provided with the notice of the meeting, or (ii) during ordinary business hours, at the principal place of business of the Corporation. In the event that the Corporation determines to make the list available on an electronic network, the Corporation may take reasonable steps to ensure that such information is available only to stockholders of the Corporation. If the meeting is to be held at a place, then the list shall be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present. If the meeting is to be held solely by means of remote communication, then the list shall also be open to the examination of any stockholder during the whole time of the meeting on a reasonably accessible electronic network, and the information required to access such list shall be provided with the notice of the meeting.

     Section 11. Record Date.

     (a) In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of the stockholders or any adjournment thereof, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting. If no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of the stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of or to vote at a meeting of the stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

     (b) In order that the Corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than ten (10) days after the date upon which the resolution fixing the record date is adopted by the Board of Directors. If no record date has been fixed by the Board of Directors, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by applicable law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation by delivery to its registered office in the State of Delaware, its principal place of business, or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of the stockholders are recorded. Delivery made to the Corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by applicable law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action.

     Section 12. Stock Ledger. The stock ledger of the Corporation shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by Section 10 of this Article II or the books of the Corporation, or to vote in person or by proxy at any meeting of the stockholders.

     Section 13. Conduct of Meetings. The Board of Directors of the Corporation may adopt by resolution such rules and regulations for the conduct of any meeting of the stockholders as it shall deem appropriate. Except to the extent inconsistent with such rules and regulations as adopted by the Board of Directors, the chairman of any meeting of the stockholders shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of such chairman, are appropriate for the proper conduct of the meeting. Such rules, regulations or procedures, whether adopted by the Board of Directors or prescribed by the chairman of the meeting, may include, without limitation, the following: (i) the establishment of an agenda or order of business for the meeting; (ii) the determination of when the polls shall open and close for any given matter to be voted on at the meeting; (iii) rules and procedures for maintaining order at the meeting and the safety of those present; (iv) limitations on attendance at or participation in the meeting to stockholders of record of the Corporation, their duly authorized and constituted proxies or such other persons as the chairman of the meeting shall determine; (v) restrictions on entry to the meeting after the time fixed for the commencement thereof; and (vi) limitations on the time allotted to questions or comments by participants.

     Section 14. Inspectors of Election. In advance of any meeting of the stockholders, the Board of Directors, by resolution, the Chairman, the Chief Executive Officer or the President shall appoint one or more inspectors to act at the meeting and make a written report thereof. One or more other persons may be designated as alternate inspectors to replace any inspector who fails to act. If no inspector or alternate is able to act at a meeting of the stockholders, the chairman of the meeting shall appoint one or more inspectors to act at the meeting. Unless otherwise required by applicable law, inspectors may be officers, employees or agents of the Corporation. Each inspector, before entering upon the discharge of the duties of inspector, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of such inspector's ability. The inspector shall have the duties prescribed by law and shall take charge of the polls and, when the vote is completed, shall make a certificate of the result of the vote taken and of such other facts as may be required by applicable law.

                                   ARTICLE III

                                    DIRECTORS

     Section 1. Number and Election of Directors. The number of the members of the Board of Directors shall be as set forth in the Certificate of Incorporation. Members of the Board of Directors shall be elected for a two (2) year term. Except as provided in Section 2 of this Article III, each director shall be elected by a plurality of the votes cast at the Annual Meeting of Stockholders for the year in which his or her two-year term expires and each such director so elected shall hold office until such director's successor is duly elected and qualified in accordance with the Certificate of Incorporation or until such director's earlier death, resignation or removal. Directors need not be stockholders.

     Section 2. Vacancies. Vacancies on the Board of Directors shall be filled as set forth in the Certificate of Incorporation.

     Section 3. Duties and Powers. The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors which may exercise all such power and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or these By-Laws required to be exercised or done by the stockholders. In so managing the business and affairs of the Corporation with the business purpose to sell, collect or otherwise reduce to money the assets of the Corporation in the ordinary course and in an orderly manner, pay and discharge the Corporation's liabilities and distribute any excess to the Corporation's shareholders in the form of dividends or other distributions, the Board of Directors shall have no duty or obligation whatsoever to consider re-commencing ordinary operations.

     Section 4. Meetings. The Board of Directors may hold meetings, both regular and special, either within or without the State of Delaware. Regular meetings of the Board of Directors may be held without notice at such time and at such place as may from time to time be determined by the Board of Directors. Special meetings of the Board of Directors may be called by the Chairman, the Chief Executive Officer, the President, or by any director. Notice thereof stating the place, date and hour of the meeting shall be given to each director either by mail not less than forty-eight (48) hours before the date of the meeting, by telephone, telegram or electronic means on twenty-four (24) hours' notice, or on such shorter notice as the person or persons calling such meeting may deem necessary or appropriate in the circumstances.

     Section 5. Organization. At each meeting of the Board of Directors, the Chairman of the Board of Directors, or, in his or her absence, a director chosen by a majority of the directors present, shall act as chairman. The Secretary of the Corporation shall act as secretary at each meeting of the Board of Directors. In case the Secretary shall be absent from any meeting of the Board of Directors, an Assistant Secretary shall perform the duties of secretary at such meeting; and in the absence from any such meeting of the Secretary and all the Assistant Secretaries, the chairman of the meeting may appoint any person to act as secretary of the meeting.

     Section 6. Resignations of Directors. Any director of the Corporation may resign at any time, by giving notice in writing or by electronic transmission to the Chairman of the Board of Directors, the President or the Secretary of the Corporation. Such resignation shall take effect at the time therein specified or, if no time is specified, immediately; and, unless otherwise specified in such notice, the acceptance of such resignation shall not be necessary to make it effective.

     Section 7. Quorum. Except as otherwise required by law or the Certificate of Incorporation, at all meetings of the Board of Directors, a majority of the entire Board of Directors shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting of the time and place of the adjourned meeting, until a quorum shall be present.

     Section 8. Actions of the Board by Written Consent. Unless otherwise provided in the Certificate of Incorporation or these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all the members of the Board of Directors or committee, as the case may be, consent thereto in writing or by electronic transmission, and the writing or writings or electronic transmission or transmissions are filed with the minutes of proceedings of the Board of Directors or committee. Such filing shall be in paper form if the minutes are maintained in paper form and shall be in electronic form if the minutes are maintained in electronic form.

     Section 9. Meetings by Means of Conference Telephone. Unless otherwise provided in the Certificate of Incorporation or these By-Laws, members of the Board of Directors of the Corporation, or any committee thereof, may participate in a meeting of the Board of Directors or such committee by means of a conference telephone or other communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section 9 shall constitute presence in person at such meeting.

     Section 10. Committees. The Board of Directors may designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of any such committee. In the absence or disqualification of a member of a committee, and in the absence of a designation by the Board of Directors of an alternate member to replace the absent or disqualified member, the member or members thereof present at any meeting and not disqualified from voting, whether or not such member or members constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any absent or disqualified member. Any committee, to the extent permitted by law and provided in the resolution establishing such committee, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it. Each committee shall keep regular minutes and report to the Board of Directors when required.

     Section 11. Compensation. The directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary for service as director, payable in cash or securities. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for service as committee members.

     Section 12. Interested Directors. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association or other organization in which one or more of its directors or officers are directors or officers or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because any such director's or officer's vote is counted for such purpose if: (i) the material facts as to the director's or officer's relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; (ii) the material facts as to the director's or officer's relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (iii) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified by the Board of Directors, a committee thereof or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

                                   ARTICLE IV

                                    OFFICERS

     Section 1. Officers. The officers of the Corporation shall be a Chairman of the Board of Directors, a Chief Executive Officer, a Chief Operating Officer, a President, one or more Executive Vice Presidents, one or more Senior Vice Presidents, one or more Vice Presidents, a Controller, a Treasurer, one or more Assistant Treasurers, a Secretary, and one or more Assistant Secretaries. Any number of offices may be held by the same person. All such officers shall be elected by the Board of Directors at the meeting of the Board of Directors held on the date of each Annual Meeting of the stockholders (or action by written consent of stockholders in lieu of the Annual Meeting of Stockholders). The Board of Directors may elect such additional officers as they deem necessary, who shall have such authority and shall perform such duties as the Board of Directors from time to time prescribe. In its discretion, the Board of Directors may leave any office unfilled.

     Officers of the Corporation shall hold their offices for such terms as shall be determined by the Board of Directors; and each officer of the Corporation shall hold office until such officer's successor is elected and qualified, or until such officer's earlier death, resignation or removal. Any officer elected by the Board of Directors may be removed at any time by vote of the Board of Directors.

     The President or Chief Operating Officer may also appoint officers of the Corporation's divisions or business units, but such individuals will not be deemed to be officers of the Corporation.

     Section 2. Powers and Duties of the Chairman of the Board. The Chairman of the Board of Directors shall preside at all meetings of the stockholders and of the Board of Directors. The Chairman of the Board of Directors shall be the Chief Executive Officer of the Corporation. Except where by law the signature of the President is required, the Chairman of the Board of Directors shall possess the same power as the President to sign all contracts, certificates and other instruments of the Corporation which may be authorized by the Board of Directors. He shall from time to time secure information concerning the business and affairs of the Corporation and shall promptly lay such information before the Board of Directors. He shall communicate to the Board of Directors all matters presented by any officer of the Corporation for its consideration, and shall from time to time communicate to the officers such action of the Board of Directors as may in his judgment affect the performance of their official duties. During the absence or disability of the President, the Chairman of the Board of Directors shall exercise all the powers and discharge all the duties of the President. The Chairman of the Board of Directors also shall perform such other duties and may exercise such other powers as may from time to time be assigned by these By-Laws or by the Board of Directors.

     Section 3. Powers and Duties of the Chief Executive Officer. The Chief Executive Officer shall be the chief executive officer of the Corporation and, subject to the supervision, direction and control of the Board of Directors and Chairman of the Board of Directors, shall have the general supervision, direction and control of the business and officers of the Corporation with all such powers as may be reasonably incident to such responsibilities. The Chief Executive Officer shall implement the general directives, plans and policies formulated by the Board of Directors and shall further have such duties, responsibilities and authorities as may be assigned to him by the Board of Directors. The Chief Executive Officer shall have the general powers and duties of management usually vested in the chief executive officer of a corporation.

     During the time of any vacancy in the office of the Chairman of the Board of Directors or in the event of the absence of the Chairman of the Board of Directors, the Chief Executive Officer shall have the duties and powers of the Chairman of the Board of Directors unless otherwise determined by the Board of Directors. In the absence of the Chairman of the Board of Directors, the Chief Executive Officer shall preside at meetings of the Stockholders and Board of Directors. During any time of any vacancy in the office of Chief Operating Officer or in the event of the absence or disability of the Chief Operating
Officer, the Chief Executive Officer shall have the duties and powers of the Chief Operating Officer unless otherwise determined by the Board of Directors.

     Section 4. Powers and Duties of the Chief Operating Officer. The Chief Operating Officer shall be the chief operating officer of the Corporation and, subject to the supervision, direction and control of the Chief Executive Officer and the Board of Directors, shall manage day-to-day operations of the Corporation. He shall have the general powers and duties of management usually vested in the chief operating officer of a corporation and such other powers and duties as may be assigned to him by the Board of Directors, the Chief Executive Officer or these By-Laws. In the absence of the Chief Operating Officer, his duties shall be performed and his authority may be exercised by the Chief Executive Officer or an Executive Vice President of the Corporation as may have been designated by the Chief Operating Officer with the right reserved to the Board of Directors to designate or supersede any designation so made.

     During the time of any vacancy in the offices of the Chairman of the Board of Directors and Chief Executive Officer or in the event of the absence or disability of the Chairman of the Board of Directors and the Chief Executive Officer, the Chief Operating Officer shall have the duties and powers of the Chief Executive Officer unless otherwise determined by the Board of Directors.

     Section 5. Powers and Duties of the President. The President shall have such powers and perform such duties as may from time to time be assigned to him by these By-Laws, the Board of Directors, the Chairman of the Board of Directors or the Chief Executive Officer.

     Section 6. Powers and Duties of the Executive Vice Presidents, Senior Vice Presidents and Vice Presidents. Each Executive Vice President, each Senior Vice President and each Vice President shall have such powers and perform such duties as may from time to time be assigned to him by these By-Laws, the Board of Directors, the Chairman of the Board of Directors, the Chief Executive Officer or the President.

     Section 7. Powers and Duties of the Controller. The Controller shall be the principal officer in charge of the accounts of the Corporation, and shall perform such duties as from time to time may be assigned to him by the Board of Directors, the Chairman of the Board of Directors, the Chief Executive Officer or the President.

     Section 8. Powers and Duties of the Treasurer. The Treasurer shall have custody of all the funds and securities of the Corporation which may have come into his hands; when necessary or proper, he may endorse or cause to be endorsed on behalf of the Corporation for collection, checks, notes and other obligations and shall deposit the same to the credit of the Corporation in such bank or banks or depository or depositories as may have been designated by the Board of Directors or by any officer authorized by the Board of Directors to make such designation; whenever required by the Board of Directors he shall render a statement of the funds and securities of the Corporation in his custody; and he shall perform all acts incident to the position of Treasurer, subject to the control of the Board of Directors.

     Section 9. Powers and Duties of the Secretary. The Secretary shall keep the minutes of all meetings of the Board of Directors and the minutes of all meetings of the stockholders in books provided for that purpose; he shall attend to the giving or serving of all notices of the Corporation; he may sign with the Chairman of the Board of Directors, the President, any Executive Vice President, any Senior Vice President or any Vice President, in the name of the Corporation, all contracts authorized by the Board of Directors or by any committee of the Corporation having the requisite authority and, when so ordered by the Board of Directors or such committee, he shall affix the seal of the Corporation thereto; he shall have charge of the stock certificate books, transfer books and stock ledgers and such other books and papers as the Board of Directors shall direct, all of which shall at all reasonable times be open to the examination of any Director, upon application at the office of the Corporation during business hours; and he shall in general perform all the duties incident to the office of Secretary, subject to the control of the Board of Directors.

     Section 10. Powers and Duties of Additional Officers. The Board of Directors may from time to time by resolution delegate to any Assistant Vice President or Vice Presidents, Assistant Controller or Controllers, any Assistant Treasurer or Treasurers and/or any Assistant Secretary or Secretaries, elected by the Board of Directors, any of the powers or duties herein assigned to the Vice President, Controller, the Treasurer or the Secretary, respectively.

                                    ARTICLE V

                                      STOCK

     Section 1. Form of Certificates. Every holder of stock in the Corporation shall be entitled to have a certificate signed by, or in the name of the Corporation (i) by the Chairman of the Board of Directors, Chief Executive Officer, the President or a Vice President and (ii) by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary of the Corporation, certifying the number of shares owned by such stockholder in the Corporation.

     Section 2. Signatures. Any or all of the signatures on a certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if such person were such officer, transfer agent or registrar at the date of issue.

     Section 3. Lost Certificates. The Board of Directors may direct a new certificate to be issued in place of any certificate theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate, or such owner's legal representative, to advertise the same in such manner as the Board of Directors shall require and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation on account of the alleged loss, theft or destruction of such certificate or the issuance of such new certificate.

     Section 4. Transfers. Stock of the Corporation shall be transferable in the manner prescribed by applicable law and in these By-Laws. Transfers of stock shall be made on the books of the Corporation only by the person named in the certificate or by such person's attorney lawfully constituted in writing and upon the surrender of the certificate therefor, properly endorsed for transfer and payment of all necessary transfer taxes; provided, however, that such surrender and endorsement or payment of taxes shall not be required in any case in which the officers of the Corporation shall determine to waive such requirement. Every certificate exchanged, returned or surrendered to the Corporation shall be marked "Cancelled", with the date of cancellation, by the Secretary or Assistant Secretary of the Corporation or the transfer agent thereof. No transfer of stock shall be valid as against the Corporation for any purpose until it shall have been entered in the stock records of the Corporation by an entry showing from and to whom transferred.

     Section 5. Dividend Record Date. In order that the Corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall be not more than sixty (60) days prior to such action. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

     Section 6. Record Owners. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise required by law.

     Section 7. Transfer and Registry Agents. The Corporation may from time to time maintain one or more transfer offices or agencies and registry offices or agencies at such place or places as may be determined from time to time by the Board of Directors.

                                   ARTICLE VI

                                     NOTICES

     Section 1. Notices. Whenever written notice is required by law, the Certificate of Incorporation or these By-Laws, to be given to any director, member of a committee or stockholder, such notice may be given by mail, addressed to such director, member of a committee or stockholder, at such person's address as it appears on the records of the Corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Without limiting the manner by which notice otherwise may be given effectively to stockholders, any notice to stockholders given by the Corporation under applicable law, the Certificate of Incorporation or these By-Laws shall be effective if given by a form of electronic transmission if consented to by the stockholder to whom the notice is given. Any such consent shall be revocable by the stockholder by written notice to the Corporation. Any such consent shall be deemed to be revoked if (i) the Corporation is unable to deliver by electronic transmission two (2) consecutive notices by the Corporation in accordance with such consent and (ii) such inability becomes known to the Secretary or Assistant Secretary of the Corporation or to the transfer agent, or other person responsible for the giving of notice; provided, however, that the inadvertent failure to treat such inability as a revocation shall not invalidate any meeting or other action. Notice given by electronic transmission, as described above, shall be deemed given: (i) if by facsimile telecommunication, when directed to a number at which the stockholder has consented to receive notice; (ii) if by electronic mail, when directed to an electronic mail address at which the stockholder has consented to receive notice; (iii) if by a posting on an electronic network, together with separate notice to the stockholder of such specific posting, upon the later of (A) such posting and (B) the giving of such separate notice; and
(iv) if by any other form of electronic transmission, when directed to the stockholder. Notice to directors or committee members may be given personally or by telegram, telex, cable or by means of electronic transmission.

     Section 2. Waivers of Notice. Whenever any notice is required by applicable law, the Certificate of Incorporation or these By-Laws, to be given to any director, member of a committee or stockholder, a waiver thereof in writing, signed by the person or persons entitled to notice, or a waiver by electronic transmission by the person or persons entitled to notice, whether before or after the time stated therein, shall be deemed equivalent thereto. Attendance of a person at a meeting, present in person or represented by proxy, shall constitute a waiver of notice of such meeting, except where the person attends the meeting for the express purpose of objecting at the beginning of the meeting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any Annual or Special Meeting of Stockholders or any regular or special meeting of the directors or members of a committee of directors need be specified in any written waiver of notice unless so required by law, the Certificate of Incorporation or these By-Laws.

                                   ARTICLE VII

                               GENERAL PROVISIONS

     Section 1. Dividends. Dividends upon the capital stock of the Corporation, subject to the requirements of the DGCL and the provisions of the Certificate of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting of the Board of Directors (or any action by written consent in lieu thereof in accordance with Section 8 of Article III hereof), and may be paid in cash, in property, or in shares of the Corporation's capital stock. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time, in its absolute discretion, deems proper as a reserve or reserves to meet contingencies, or for purchasing any of the shares of capital stock, warrants, rights, options, bonds, debentures, notes, scrip or other securities or evidences of indebtedness of the Corporation, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for any proper purpose, and the Board of Directors may modify or abolish any such reserve.

     Section 2. Disbursements. All checks or demands for money and notes of the Corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

     Section 3. Fiscal Year. The fiscal year of the Corporation shall be fixed by resolution of the Board of Directors.

     Section 4. Corporate Seal. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization and the words "Corporate Seal, Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                                  ARTICLE VIII

                                   AMENDMENTS

     Section 1. Amendments. These By-Laws may be altered, amended or repealed, in whole or in part, or new By-Laws may be adopted by the stockholders or by the Board of Directors; provided, however, that notice of such alteration, amendment, repeal or adoption of new By-Laws be contained in the notice of such meeting of the stockholders or Board of Directors, as the case may be. All such amendments must be approved by the affirmative vote of the holders of at least eighty percent (80%) of the voting power of the shares entitled to vote at an election of directors or by affirmative vote of at least a majority of the entire Board of Directors.

     Section 2. Entire Board of Directors. As used in this Article VIII and in these By-Laws generally, the term "entire Board of Directors" means the total number of directors which the Corporation would have if there were no vacancies.

Adopted as of August 9, 2002

Comdisco, Inc. and Subsidiaries                                    Exhibit 11.00
Debtor-In-Possession
COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE
(in millions except per share data)

Average shares used in computing earnings (loss) per common and common equivalent share were as follows:



                                                         Three months              Nine months
                                                             ended                    ended
                                                            June 30,                 June 30,
                                                         2002      2001           2002      2001
                                                      ---------- ---------     --------- ----------
Average shares outstanding--basic                         151       152            151      152
Effect of dilutive options                                 --        --             --        2
                                                      ---------- ---------     --------- ----------
Average shares outstanding--diluted                       151       152            151      154
                                                      ========== =========     ========= ==========
Net earnings (loss) to common stockholders            $   (97)   $ (164)       $  (203)  $ (130)
                                                      ========== =========     ========= ==========

Net earnings (loss) per common share:
 Earnings (loss) per common share-basic:
    Earnings (loss) from continuing operations        $ (0.62)   $(1.10)       $ (2.69)  $(0.62)
    Earnings (loss) from discontinued operations        (0.02)     0.02           1.34    (0.25)
    Cumulative effect of change in accounting
      principle                                            --        --             --     0.01
                                                      ---------- ---------     --------- ----------
                                                      $ (0.64)   $(1.08)       $ (1.35)  $(0.86)
                                                      ========== =========     ========= ==========

Net Earnings (loss) per common share-diluted:
    Earnings (loss) from continuing operations        $ (0.62)   $(1.10)       $ (2.69)  $(0.62)
    Earnings (loss) from discontinued operations        (0.02)     0.02           1.34    (0.25)
    Cumulative effect of change in accounting
      principle                                            --        --             --     0.01
                                                      ---------- ---------     --------- ----------
                                                      $ (0.64)   $(1.08)       $ (1.35)  $(0.86)
                                                      ========== =========     ========= ==========



In accordance with Statement of Financial Accounting Standards No.128-Earnings Per Share, no potential common shares (the assumed exercise of stock options) are included in the computation of any diluted per share amount when a loss from continuing operations exists.

                                                                    Exhibit 99.1




CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                     906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Comdisco Holding Company, Inc. (as successor to Comdisco, Inc.) (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Principal Executive Officer and Principal Financial Officer of the Company hereby certify, pursuant to 18 U.S.C. ss350, as adopted pursuant to ss06 of the Sarbanes-Oxley Act of 2002 that based on their knowledge: 1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

August 19, 2002                                      /s/  Ronald C. Mishler
                                                     ---------------------------
                                                     Ronald C. Mishler,
                                                     Principal Executive Officer



                                                     /s/ David S. Reynolds
                                                     ---------------------------
                                                     David S. Reynolds,
                                                     Principal Financial Officer